Form 10-Q
period 2021-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2021-11-05
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 13,338,563 shares of common stock, par value $.01 per share, outstanding at November 3, 2021.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020

	(Unaudited)
ASSETS
Cash	$89,263	$92,403
Interest-bearing deposits in other financial institutions	679,929	471,326
Cash and cash equivalents	769,192	563,729
Available-for-sale securities	432,938	414,933
Mortgage loans held for sale	10,809	17,780
Loans receivable, net of allowance for credit losses of $63,629 – September 2021; net of allowance for loan losses of $55,743 - December 2020	4,025,686	4,296,804
Interest receivable	11,290	12,793
Prepaid expenses and other assets	43,120	58,889
Other real estate owned and repossessions, net	1,242	1,877
Premises and equipment, net	134,813	139,170
Goodwill and other intangible assets	6,239	6,944
Federal Home Loan Bank stock and other interest-earning assets	6,655	9,806
Current and deferred income taxes	9,851	3,695
Total Assets	$5,451,835	$5,526,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,510,196	$4,516,903
Securities sold under reverse repurchase agreements with customers	167,295	164,174
Short-term borrowings and other interest-bearing liabilities	1,673	1,518
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,910	148,397
Accrued interest payable	1,730	2,594
Advances from borrowers for taxes and insurance	8,896	7,536
Accrued expenses and other liabilities	29,368	29,783
Liability for unfunded commitments	8,352	—
Total Liabilities	4,827,194	4,896,679

Stockholders’ Equity:
Capital stock
Serial preferred stock - $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2021 and December 2020 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2021 – 13,366,737 shares; December 2020 – 13,752,605 shares	134	138
Additional paid-in capital	37,468	35,004
Retained earnings	549,800	541,448
Accumulated other comprehensive income	37,239	53,151
Total Stockholders’ Equity	624,641	629,741
Total Liabilities and Stockholders’ Equity	$5,451,835	$5,526,420

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020

	(Unaudited)
INTEREST INCOME
Loans	$46,536	$50,476
Investment securities and other	3,104	3,123
TOTAL INTEREST INCOME	49,640	53,599

INTEREST EXPENSE
Deposits	2,925	7,094
Short-term borrowings and repurchase agreements	10	8
Subordinated debentures issued to capital trust	111	128
Subordinated notes	1,671	2,201
TOTAL INTEREST EXPENSE	4,717	9,431

NET INTEREST INCOME	44,923	44,168
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	(3,000)	4,500
PROVISION FOR UNFUNDED COMMITMENTS	643	—
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND PROVISION FOR UNFUNDED COMMITMENTS	47,280	39,668

NON-INTEREST INCOME
Commissions	325	318
Overdraft and insufficient funds fees	1,845	1,635
Point-Of-Sale and ATM fee income and service charges	3,714	3,057
Net gains on loan sales	2,341	2,878
Late charges and fees on loans	481	352
Gain on derivative interest rate products	45	89
Other income	1,047	1,137
TOTAL NON-INTEREST INCOME	9,798	9,466

NON-INTEREST EXPENSE
Salaries and employee benefits	17,834	18,701
Net occupancy and equipment expense	7,244	7,147
Postage	759	748
Insurance	775	753
Advertising	997	757
Office supplies and printing	200	271
Telephone	848	987
Legal, audit and other professional fees	636	582
Expense on other real estate and repossessions	103	199
Acquired deposit intangible asset amortization	158	289
Other operating expenses	1,785	1,554
TOTAL NON-INTEREST EXPENSE	31,339	31,988

INCOME BEFORE INCOME TAXES	25,739	17,146
PROVISION FOR INCOME TAXES	5,375	3,692
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,364	$13,454

Basic Earnings Per Common Share	$1.50	$0.96
Diluted Earnings Per Common Share	$1.49	$0.96

Dividends Declared Per Common Share	$0.36	$0.34

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020

	(Unaudited)
INTEREST INCOME
Loans	$141,605	$155,453
Investment securities and other	9,120	9,631
TOTAL INTEREST INCOME	150,725	165,084

INTEREST EXPENSE
Deposits	10,604	26,712
Short-term borrowings and repurchase agreements	29	667
Subordinated debentures issued to capital trust	337	511
Subordinated notes	6,060	4,633
TOTAL INTEREST EXPENSE	17,030	32,523

NET INTEREST INCOME	133,695	132,561
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	(3,700)	14,371
CREDIT FOR UNFUNDED COMMITMENTS	(338)	—
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND CREDIT FOR UNFUNDED COMMITMENTS	137,733	118,190

NON-INTEREST INCOME
Commissions	977	760
Overdraft and insufficient funds fees	4,817	4,712
Point-Of-Sale and ATM fee income and service charges	11,043	8,878
Net gains on loan sales	7,643	5,308
Late charges and fees on loans	1,141	1,175
Gain (loss) on derivative interest rate products	340	(424)
Net realized gains on sales of available-for-sale securities	—	78
Other income	3,159	4,606
TOTAL NON-INTEREST INCOME	29,120	25,093

NON-INTEREST EXPENSE
Salaries and employee benefits	52,887	53,699
Net occupancy and equipment expense	21,013	20,619
Postage	2,387	2,294
Insurance	2,294	1,668
Advertising	2,187	1,814
Office supplies and printing	639	806
Telephone	2,597	2,904
Legal, audit and other professional fees	1,814	1,844
Expense on other real estate and repossessions	473	946
Acquired deposit intangible asset amortization	705	866
Other operating expenses	4,856	4,691
TOTAL NON-INTEREST EXPENSE	91,852	92,151

INCOME BEFORE INCOME TAXES	75,001	51,132
PROVISION FOR INCOME TAXES	15,655	9,607
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$59,346	$41,525

Basic Earnings Per Common Share	$4.35	$2.94
Diluted Earnings Per Common Share	$4.32	$2.93

Dividends Declared Per Common Share	$1.04	$2.02

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020

	(Unaudited)
Net Income	$20,364	$13,454

Unrealized depreciation on available-for-sale securities, net of taxes (credit) of $(1,011) and $(531), for 2021 and 2020, respectively	(3,420)	(1,796)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(468) and $(467), for 2021 and 2020, respectively	(1,580)	(1,581)

Comprehensive Income	$15,364	$10,077

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020

	(Unaudited)
Net Income	$59,346	$41,525

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(3,314) and $4,482, for 2021 and 2020, respectively	(11,222)	15,177

Reclassification adjustment for gains included in net income, net of taxes of $0 and $18, for 2021 and 2020, respectively	—	(60)

Change in fair value of cash flow hedge, net of taxes of $0 and $3,519, for 2021 and 2020, respectively	—	11,914

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,386) and $(1,075), for 2021 and 2020, respectively	(4,690)	(3,643)

Comprehensive Income	$43,434	$64,913

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2020	$141	$34,230	$533,346	$59,011	$—	$626,728
Net income	—	—	13,454	—	—	13,454
Stock issued under Stock Option Plan	—	309	—	—	37	346
Common dividends declared, $0.34 per share	—	—	(4,790)	—	—	(4,790)
Other comprehensive loss	—	—	—	(3,377)	—	(3,377)
Purchase of the Company’s common stock	—	—	—	—	(7,718)	(7,718)
Reclassification of treasury stock per Maryland law	(2)	—	(7,679)	—	7,681	—
Balance, September 30, 2020	$139	$34,539	$534,331	$55,634	$—	$624,643

	THREE MONTHS ENDED SEPTEMBER 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2021	$137	$36,880	$550,301	$42,239	$—	$629,557
Net income	—	—	20,364	—	—	20,364
Stock issued under Stock Option Plan	—	588	—	—	257	845
Common dividends declared, $0.36 per share	—	—	(4,812)	—	—	(4,812)
Other comprehensive loss	—	—	—	(5,000)	—	(5,000)
Purchase of the Company’s common stock	—	—	—	—	(16,313)	(16,313)
Reclassification of treasury stock per Maryland law	(3)	—	(16,053)	—	16,056	—
Balance, September 30, 2021	$134	$37,468	$549,800	$37,239	$—	$624,641

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2020	$143	$33,510	$537,167	$32,246	$—	$603,066
Net income	—	—	41,525	—	—	41,525
Stock issued under Stock Option Plan	—	1,029	—	—	133	1,162
Common dividends declared, $2.02 per share	—	—	(28,631)	—	—	(28,631)
Other comprehensive gain	—	—	—	23,388	—	23,388
Purchase of the Company’s common stock	—	—	—	—	(15,867)	(15,867)
Reclassification of treasury stock per Maryland law	(4)	—	(15,730)	—	15,734	—
Balance, September 30, 2020	$139	$34,539	$534,331	$55,634	$—	$624,643

	NINE MONTHS ENDED SEPTEMBER 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2021	$138	$35,004	$541,448	$53,151	$—	$629,741
Net income	—	—	59,346	—	—	59,346
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Stock issued under Stock Option Plan	—	2,464	—	—	1,074	3,538
Common dividends declared, $1.04 per share	—	—	(14,124)	—	—	(14,124)
Other comprehensive loss	—	—	—	(15,912)	—	(15,912)
Purchase of the Company’s common stock	—	—	—	—	(23,773)	(23,773)
Reclassification of treasury stock per Maryland law	(4)	—	(22,695)	—	22,699	—
Balance, September 30, 2021	$134	$37,468	$549,800	$37,239	$—	$624,641

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,346	$41,525
Proceeds from sales of loans held for sale	280,764	220,910
Originations of loans held for sale	(265,557)	(228,836)
Items not requiring (providing) cash:
Depreciation	7,288	7,478
Amortization	1,330	1,344
Compensation expense for stock option grants	895	837
Provision (credit) for credit losses on loans	(3,700)	14,371
Provision (credit) for unfunded commitments	(338)	—
Net gains on loan sales	(7,643)	(5,308)
Net realized gains on sales of available-for-sale securities	—	(78)
Net (gains) losses on sale of premises and equipment	(7)	19
Net (gains) losses on sale/write-down of other real estate owned and repossessions	(86)	31
Accretion of deferred income, premiums, discounts and other	(7,515)	(4,076)
Loss (gain) on derivative interest rate products	(341)	424
Deferred income taxes	1,998	(12,400)
Changes in:
Interest receivable	1,503	(984)
Prepaid expenses and other assets	8,263	311
Accrued expenses and other liabilities	842	(1,912)
Income taxes refundable/payable	705	2,124
Net cash provided by operating activities	77,747	35,780

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	350,917	(268,313)
Purchase of loans and loan participations	(79,403)	(3,675)
Purchase of premises and equipment	(3,976)	(6,609)
Proceeds from sale of premises and equipment	453	527
Proceeds from sale of other real estate owned and repossessions	1,723	3,461
Capitalized costs on other real estate owned	—	(126)
Proceeds from termination of interest rate derivative	—	45,864
Proceeds from sales of available-for-sale securities	—	19,236
Proceeds from maturities and calls of available-for-sale securities	6,330	26,940
Principal reductions on mortgage-backed securities	41,615	19,650
Purchase of available-for-sale securities	(80,905)	(118,296)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	3,151	2,437
Net cash provided by (used in) investing activities	239,905	(278,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(335,031)	(210,626)
Net increase in checking and savings deposits	328,324	694,288
Net increase (decrease) in short-term borrowings	3,276	(156,064)
Advances from borrowers for taxes and insurance	1,360	4,357
Proceeds from issuance of subordinated notes	—	73,513
Redemption of subordinated notes	(75,000)	—
Dividends paid	(13,988)	(28,691)
Purchase of the Company’s common stock	(23,773)	(15,867)
Stock options exercised	2,643	325
Net cash provided by (used in) financing activities	(112,189)	361,235

INCREASES IN CASH AND CASH EQUIVALENTS	205,463	118,111
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,729	220,155
CASH AND CASH EQUIVALENTS, END OF PERIOD	$769,192	$338,266

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2020, has been derived from the audited consolidated statement of financial condition of the Company as of that date. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Update was set to be effective for the Company on January 1, 2020. During March 2020, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard under the Update, which is referred to as the current expected credit loss (“CECL”) methodology. In December 2020, additional legislation was enacted that amended certain provisions of the CARES Act. One of the provisions that was affected by this additional legislation allowed for the election to further delay the adoption of the CECL accounting standard to January 1, 2022. An adoption date of January 1, 2021, was also an acceptable option and we elected January 1, 2021 as our adoption date for the CECL standard. As a result, our 2020 financial statements were prepared under the incurred loss methodology standard for accounting for loan losses.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2021	2020

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	13,534	14,053
Net income and net income available to common stockholders	$20,364	$13,454
Per common share amount	$1.50	$0.96

Diluted:
Average common shares outstanding	13,534	14,053
Net effect of dilutive stock options – based on the treasury stock method using average market price	92	32
Diluted common shares	13,626	14,085
Net income and net income available to common stockholders	$20,364	$13,454
Per common share amount	$1.49	$0.96

	Nine Months Ended September 30,
	2021	2020

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	13,652	14,119
Net income and net income available to common stockholders	$59,346	$41,525
Per common share amount	$4.35	$2.94

Diluted:
Average common shares outstanding	13,652	14,119
Net effect of dilutive stock options – based on the treasury stock method using average market price	92	46
Diluted common shares	13,744	14,165
Net income and net income available to common stockholders	$59,346	$41,525
Per common share amount	$4.32	$2.93

Options outstanding at September 30, 2021 and 2020, to purchase 448,256 and 654,369 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended September 30, 2021 and 2020, respectively. Options outstanding at September 30, 2021 and 2020, to purchase 448,256 and 650,869 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for the nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$157,316	$12,402	$898	$168,820
Agency collateralized mortgage obligations	203,680	3,688	1,637	205,731
States and political subdivisions	38,571	1,582	116	40,037
Small Business Administration securities	17,781	569	—	18,350
	$417,348	$18,241	$2,651	$432,938

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions	45,196	2,135	6	47,325
Small Business Administration securities	20,033	1,014	—	21,047
	$384,807	$31,338	$1,212	$414,933

The amortized cost and fair value of available-for-sale securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
One year or less	$—	$—
After one through five years	1,002	1,045
After five through ten years	9,202	9,882
After ten years	28,367	29,110
Securities not due on a single maturity date	378,777	392,901
	$417,348	$432,938

There were no securities classified as held to maturity at September 30, 2021 or December 31, 2020.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2021 and December 31, 2020, was approximately $99.0 million and $24.2 million, respectively, which is approximately 22.9% and 5.8% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Agency mortgage-backed securities	$10,084	$(898)	$—	$—	$10,084	$(898)
Agency collateralized mortgage obligations	67,941	(963)	12,418	(674)	80,359	(1,637)
States and political subdivisions securities	8,578	(116)	—	—	8,578	(116)

	$86,603	$(1,977)	$12,418	$(674)	$99,021	$(2,651)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
Small Business Administration securities	—	—	—	—	—	—
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)

	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2021. There were no sales of available-for-sale securities during the three months ended September 30, 2020.Gross gains of $78,000 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2020. Gains and losses on sales of securities are determined on the specific-identification method.

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income. There were no amounts reclassified from accumulated other comprehensive income during the three or nine months ended September 30, 2021 and 2020.

NOTE 6: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. The Company adopted ASC 326 using the modified retrospective method for loans and off-balance sheet credit exposures. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $11.6 million. This adjustment brought the balance of the allowance for credit losses to $67.3 million as of January 1, 2021. In addition, the Company recorded an $8.7 million liability for unfunded commitments as of January 1, 2021. The after-tax effect decreased retained earnings by $14.2 million. The adjustment was based upon the Company’s analysis of then-current conditions, assumptions and economic forecasts at January 1, 2021.

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

Classes of loans at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020

	(In Thousands)
One- to four-family residential construction	$47,317	$42,793
Subdivision construction	9,532	30,894
Land development	47,857	54,010
Commercial construction	1,371,227	1,212,837
Owner occupied one- to four-family residential	554,886	470,436
Non-owner occupied one- to four-family residential	120,275	114,569
Commercial real estate	1,528,425	1,553,677
Other residential	794,572	1,021,145
Commercial business	295,696	370,898
Industrial revenue bonds	14,369	14,003
Consumer auto	55,294	86,173
Consumer other	39,012	40,762
Home equity lines of credit	117,977	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts (1)	—	98,643
	4,996,439	5,225,529
Undisbursed portion of loans in process	(898,005)	(863,722)
Allowance for credit losses	(63,629)	(55,743)
Deferred loan fees and gains, net	(9,119)	(9,260)
	$4,025,686	$4,296,804

Weighted average interest rate	4.30%	4.29%
(1)	Loans acquired and accounted for under ASC 310-30 of $79.5 million have been included in the totals by loan class as of September 30, 2021. At the date of CECL adoption, the Company did not reassess whether PCI loans met the criteria of PCD loans.

The following tables present the classes of loans by aging. Loans originally acquired and accounted for under ASC 310-30 of $79.5 million have been included in the totals by loan class as of September 30, 2021.

	September 30, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$1	$—	$—	$1	$47,316	$47,317	$—
Subdivision construction	—	—	—	—	9,532	9,532	—
Land development	16	—	468	484	47,373	47,857	—
Commercial construction	—	—	—	—	1,371,227	1,371,227	—
Owner occupied one- to four-family residential	223	49	2,946	3,218	551,668	554,886	—
Non-owner occupied one- to four-family residential	—	—	59	59	120,216	120,275	—
Commercial real estate	—	—	2,598	2,598	1,525,827	1,528,425	—
Other residential	—	—	—	—	794,572	794,572	—
Commercial business	114	—	111	225	295,471	295,696	—
Industrial revenue bonds	—	—	—	—	14,369	14,369	—
Consumer auto	306	45	58	409	54,885	55,294	—
Consumer other	188	19	72	279	38,733	39,012	—
Home equity lines of credit	—	39	669	708	117,269	117,977	—

	848	152	6,981	7,981	4,988,458	4,996,439	—
Less: FDIC-assisted acquired loans	218	41	1,938	2,197	77,336	79,533	—
Total	$630	$111	$5,043	$5,784	$4,911,122	$4,916,906	$—

	December 31, 2020
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$1,365	$—	$—	$1,365	$41,428	$42,793	$—
Subdivision construction	—	—	—	—	30,894	30,894	—
Land development	20	—	—	20	53,990	54,010	—
Commercial construction	—	—	—	—	1,212,837	1,212,837	—
Owner occupied one- to four-family residential	1,379	113	1,502	2,994	467,442	470,436	—
Non-owner occupied one- to four-family residential	—	—	69	69	114,500	114,569	—
Commercial real estate	—	79	587	666	1,553,011	1,553,677	—
Other residential	—	—	—	—	1,021,145	1,021,145	—
Commercial business	—	—	114	114	370,784	370,898	—
Industrial revenue bonds	—	—	—	—	14,003	14,003	—
Consumer auto	364	119	169	652	85,521	86,173	—
Consumer other	443	7	94	544	40,218	40,762	—
Home equity lines of credit	153	111	508	772	113,917	114,689	—
Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

	5,386	1,070	6,886	13,342	5,212,187	5,225,529	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

Total	$3,724	$429	$3,043	$7,196	$5,119,690	$5,126,886	$—

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

Non-accruing loans as of December 31, 2020 shown below exclude $3.8 million in loans acquired and accounted for under ASC 310-30, while the non-accruing loans as of September 30, 2021 shown below include $1.9 million in loans acquired through various FDIC-assisted transactions in the loan classes listed.

	September 30,	December 31,
	2021	2020

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	—
Commercial construction	—	—
Owner occupied one- to four-family residential	2,946	1,502
Non-owner occupied one- to four-family residential	59	69
Commercial real estate	2,598	587
Other residential	—	—
Commercial business	111	114
Industrial revenue bonds	—	—
Consumer auto	58	169
Consumer other	72	94
Home equity lines of credit	669	508
Total non-accruing loans	6,981

Less: FDIC-assisted acquired loans	1,938

Total non-accruing loans net of FDIC-assisted acquired loans	$5,043	$3,043

No interest income was recorded on these loans for the three and nine months ended September 30, 2021 and 2020, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of September 30, 2021 had an amortized cost of $2.7 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2021. On January 1, 2021, the Company adopted the CECL methodology, which added $11.6 million to the total Allowance for Credit Loss, including $1.9 million of remaining discount on loans that were previously accounted for as PCI. During the three months ended September 30, 2021, the Company recorded a credit (negative expense) of $3.0 million on its portfolio of outstanding loans, compared to a $4.5 million provision expense recorded for the quarter ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded a credit (negative expense) of $3.7 million on its portfolio of outstanding loans, compared to a $14.4 million provision expense recorded for the nine months ended September 30, 2020.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, June 30, 2021	$9,209	$15,299	$30,507	$2,215	$3,932	$5,440	$66,602
Provision (credit) charged to expense	—	—	(3,000)	—	—	—	(3,000)
Losses charged off	(37)	—	—	—	(3)	(446)	(486)
Recoveries	45	—	6	6	52	404	513
Balance, September 30, 2021	$9,217	$15,299	$27,513	$2,221	$3,981	$5,398	$63,629

Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338
Provision (credit) charged to expense	—	—	(3,700)	—	—	—	(3,700)
Losses charged off	(179)	—	—	(154)	(60)	(1,647)	(2,040)
Recoveries	327	92	37	19	152	1,404	2,031
Balance, September 30, 2021	$9,217	$15,299	$27,513	$2,221	$3,981	$5,398	$63,629

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and nine months ended September 30, 2021. On January 1, 2021, the Company adopted the CECL methodology, which created an $8.7 million allowance for unfunded commitments. The provision for losses on unfunded commitments for the three and nine months ended September 30, 2021 was a provision expense of $643,000 and a credit (negative expense) of $338,000, respectively, as the level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses in the nine-month period.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, June 30, 2021	$760	$4,972	$417	$354	$821	$385	$7,709
Provision (credit) charged to expense	5	188	(79)	—	534	(5)	643
Balance, September 30, 2021	$765	$5,160	$338	$354	$1,355	$380	$8,352

Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690
Provision (credit) charged to expense	(152)	(67)	(16)	(556)	420	33	(338)
Balance, September 30, 2021	$765	$5,160	$338	$354	$1,355	$380	$8,352

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for loan losses
Balance, July 1, 2020	$4,492	$9,064	$28,905	$2,793	$1,817	$2,730	$49,801
Provision (credit) charged to expense	(127)	(344)	3,686	1,222	55	8	4,500
Losses charged off	—	—	—	—	(1)	(685)	(686)
Recoveries	67	11	2	12	35	496	623
Balance, September 30, 2020	$4,432	$8,731	$32,593	$4,027	$1,906	$2,549	$54,238

Allowance for loan losses
Balance, January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision charged to expense	17	3,401	8,217	918	424	1,394	14,371
Losses charged off	(40)	—	—	(1)	(10)	(2,538)	(2,589)
Recoveries	116	177	42	34	137	1,656	2,162
Balance, September 30, 2020	$4,432	$8,731	$32,593	$4,027	$1,906	$2,549	$54,238

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for loan losses
Individually evaluated for impairment	$90	$—	$445	$—	$14	$164	$713
Collectively evaluated for impairment	$4,382	$9,282	$32,937	$3,378	$2,331	$2,040	$54,350
Loans acquired and accounted for under ASC 310-30	$64	$93	$325	$143	$45	$10	$680

Loans
Individually evaluated for impairment	$3,546	$—	$3,438	$—	$167	$1,897	$9,048
Collectively evaluated for impairment	$655,146	$1,021,145	$1,550,239	$1,266,847	$384,734	$239,727	$5,117,838
Loans acquired and accounted for under ASC 310-30	$57,113	$6,150	$24,613	$2,551	$2,549	$5,667	$98,643

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2021:

September 30, 2021
	Principal	Specific
	Balance	Allowance

(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	—
Commercial construction	—	—
Owner occupied one- to four- family residential	2,732	21
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	4,481	1,440
Other residential	—	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	381	—

Total	$8,062	$1,461

The following table presents information pertaining to impaired loans as of December 31, 2020, in accordance with previous GAAP prior to the adoption of ASU 2016-13. A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include not only nonperforming loans or classified loans, but also loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties.

	At or for the Year Ended December 31, 2020
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	20	20	—	115	3
Land development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four- family residential	3,457	3,776	90	2,999	169
Non-owner occupied one- to four-family residential	69	106	—	309	18
Commercial real estate	3,438	3,472	445	3,736	135
Other residential	—	—	—	—	—
Commercial business	166	551	14	800	34
Industrial revenue bonds	—	—	—	—	—
Consumer auto	865	964	140	932	91
Consumer other	403	552	19	298	47
Home equity lines of credit	630	668	5	550	36

Total	$9,048	$10,109	$713	$9,739	$533

	September 30, 2020
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—
Subdivision construction	22	22	—
Land development	—	—	—
Commercial construction	—	—	—
Owner occupied one- to four- family residential	3,342	3,460	78
Non-owner occupied one- to four-family residential	238	238	—
Commercial real estate	3,056	3,056	466
Other residential	—	—	—
Commercial business	197	210	15
Industrial revenue bonds	—	—	—
Consumer auto	1,024	1,040	166
Consumer other	333	355	17
Home equity lines of credit	553	558	4
Total	$8,765	$8,939	$746

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	22	—	147	3
Land development	—	—	—	—
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,146	44	2,850	124
Non-owner occupied one- to four-family residential	267	—	372	11
Commercial real estate	3,829	30	3,946	97
Other residential	—	—	—	—
Commercial business	538	5	1,008	30
Industrial revenue bonds	—	—	—	—
Consumer auto	889	37	945	77
Consumer other	293	17	281	33
Home equity lines of credit	528	7	535	26
Total	$9,512	$140	$10,084	$401

At December 31, 2020, $4.8 million of impaired loans had specific valuation allowances totaling $713,000.

TDRs by class are presented below as of September 30, 2021 and December 31, 2020. The December 31, 2020 table excludes $1.7 million of FDIC-assisted acquired loans accounted for under ASC 310-30, while the September 30, 2021 table includes the loans acquired through various FDIC-assisted transactions in the loan classes listed.

	September 30, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$16	—	$—	1	$16
One- to four-family residential	8	546	10	1,052	18	1,598
Other residential	—	—	—	—	—	—
Commercial real estate	2	1,813	—	—	2	1,813
Commercial business	—	—	1	52	1	52
Consumer	29	212	15	78	44	290
	40	$2,587	26	$1,182	66	$3,769

	December 31, 2020
	Restructured
	Troubled Debt	Accruing	Restructured
	Non-accruing	Interest	Troubled Debt

	(In Thousands)
Commercial real estate	$—	$646	$646
One- to four-family residential	778	1,121	1,899
Other residential	—	—	—
Construction	—	20	20
Commercial	75	52	127
Consumer	118	511	629
	$971	$2,350	$3,321

The following tables present newly restructured loans, which were considered TDRs, during the three and nine months ended September 30, 2021 and 2020, respectively, by type of modification:

	Three Months Ended September 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
One- to four-family residential	$—	$—	$134	$134
Consumer	—	—	10	10
	$—	$—	$144	$144

	Three Months Ended September 30, 2020
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
One- to four-family residential	$—	$—	$647	$647
Commercial real estate	—	—	559	559
Commercial business	—	—	22	22
Consumer	—	—	1,771	1,771
	$—	$—	$2,999	$2,999

	Nine Months Ended September 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial real estate	$1,768	$—	$—	$1,768
One- to four-family residential	—	157	134	291
Consumer	—	100	10	110
	$1,768	$257	$144	$2,169

	Nine Months Ended September 30, 2020
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
One- to four-family residential	$—	$—	$777	$777
Commercial real estate	—	—	559	559
Commercial business	—	—	22	22
Consumer	—	16	1,847	1,863
	$—	$16	$3,205	$3,221

At September 30, 2021, of the $3.8 million in TDRs, $2.9 million were classified as substandard using the Company’s internal grading system, which is described below. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2021.

At December 31, 2020, of the $3.3 million in TDRs, $1.6 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2020.

During the three and nine months ended September 30, 2021, $96,000 and $433,000 of loans, respectively, met the criteria for placement back on accrual status. The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms. During the three and nine months ended September 30, 2020, one $155,000 one- to four-family loan designated as a TDR met the criteria for placement back on accrual status.

In addition to the above loans considered TDRs, at September 30, 2021, the Company had remaining eight modified commercial loans with an aggregate principal balance outstanding of $38.2 million and 16 modified consumer and mortgage loans with an aggregate principal balance outstanding of $1.6 million. At September 30, 2021, the largest total modified loans by collateral type were in the following categories: healthcare - $11.6 million; hotel/motel - $10.9 million; retail - $7.7 million; office - $6.9 million.

At December 31, 2020, the Company had remaining 65 modified commercial loans with an aggregate principal balance outstanding of $232.4 million and 581 modified consumer and mortgage loans with an aggregate principal balance outstanding of $18.2 million.

The loan modifications discussed in the preceding two paragraphs are within the guidance provided by the CARES Act and subsequent legislation, the federal banking regulatory agencies, the SEC and the FASB; therefore, they are not considered TDRs. A portion of the loans modified at September 30, 2021, may be further modified, and new loans may be modified, within the guidance provided by the CARES Act (and subsequent legislation enacted in December 2020), the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods.

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

Satisfactory loans range from Excellent to Moderate Risk, but generally are loans supported by strong recent financial statements. Character and capacity of borrower are strong, including reasonable project performance, good industry experience, liquidity and/or net worth. Probability of financial deterioration seems unlikely. Repayment is expected from approved sources over a reasonable period of time.

Watch loans are identified when the borrower has capacity to perform according to terms; however, elements of uncertainty exist. Margins of debt service coverage may be narrow, historical patterns of financial performance may be erratic, collateral margins may be diminished and the borrower may be a new and/or thinly capitalized company. Some management weakness may also exist, the borrower may have somewhat limited access to other financial institutions, and that ability may diminish in difficult economic times.

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

The following tables present a summary of loans by risk category and past due status separated by origination and loan class as of September 30, 2021. The first table, which is as of September 30, 2021, was prepared using the CECL methodology and includes $79.5 million in FDIC-assisted acquired loans included in the loan class categories. The remaining accretable discount of $606,000 has not been included in this table. See Note 7 for further discussion of the FDIC-assisted acquired loans and related discount. The undisbursed portions of loans in process have been netted against the gross loan balances for presentation in this table. The second table, which is as of December 31, 2020, was prepared using the previous GAAP incurred loss methodology prior to the adoption of ASU 2016-13. The $98.6 million in FDIC-assisted acquired loans are shown as a total, not within the loan class categories.

	Term Loans by Origination Year
							Revolving
	2021 YTD	2020	2019	2018	2017	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$16,340	$6,655	$724	$—	$—	$5	$—	$23,724
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	16,340	6,655	724	—	—	5	—	23,724

Subdivision construction
Satisfactory (1-4)	4,928	1,005	237	193	791	1,018	—	8,172
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	16	—	16
Total	4,928	1,005	237	193	791	1,034	—	8,188

Land development construction
Satisfactory (1-4)	4,139	19,792	11,203	2,609	3,025	6,069	555	47,392
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	468	468
Total	4,139	19,792	11,203	2,609	3,025	6,069	1,023	47,860

Other Construction
Satisfactory (1-4)	74,248	304,277	161,445	41,036	—	—	—	581,006
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	74,248	304,277	161,445	41,036	—	—	—	581,006

One- to four-family residential
Satisfactory (1-4)	186,774	183,093	104,687	56,016	15,203	123,625	1,745	671,143
Watch (5)	—	—	1,364	132	—	270	72	1,838
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	136	—	195	1,740	89	2,160
Total	186,774	183,093	106,187	56,148	15,398	125,635	1,906	675,141

Other residential
Satisfactory (1-4)	30,316	59,009	174,613	289,348	137,820	80,015	8,707	779,828
Watch (5)	—	—	—	—	—	3,457	—	3,457
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	30,316	59,009	174,613	289,348	137,820	83,472	8,707	783,285

Commercial real estate
Satisfactory (1-4)	48,732	136,508	229,604	233,465	216,067	573,099	27,692	1,465,167
Watch (5)	—	379	582	—	11,555	25,666	—	38,182
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	4,266	—	4,266
Total	48,732	136,887	230,186	233,465	227,622	603,031	27,692	1,507,615

Commercial business
Satisfactory (1-4)	58,592	26,976	27,366	16,937	25,110	58,475	46,223	259,679
Watch (5)	—	—	—	—	—	77	—	77
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	52	59	111
Total	58,592	26,976	27,366	16,937	25,110	58,604	46,282	259,867

Consumer
Satisfactory (1-4)	16,323	13,106	8,724	11,403	5,349	28,451	128,133	211,489
Watch (5)	—	—	—	22	6	15	29	72
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	17	—	14	59	327	377	794
Total	16,323	13,123	8,724	11,439	5,414	28,793	128,539	212,355

Combined
Satisfactory (1-4)	440,392	750,421	718,603	651,007	403,365	870,757	213,055	4,047,600
Watch (5)	—	379	1,946	154	11,561	29,485	101	43,626
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	17	136	14	254	6,401	993	7,815
Total	$440,392	$750,817	$720,685	$651,175	$415,180	$906,643	$214,149	$4,099,041

	December 31, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total

	(In Thousands)
One- to four-family residential construction	$41,428	$1,365	$—	$—	$—	$42,793
Subdivision construction	30,874	—	—	20	—	30,894
Land development	54,010	—	—	—	—	54,010
Commercial construction	1,212,837	—	—	—	—	1,212,837
Owner occupied one- to-four-family residential	467,855	216	—	2,365	—	470,436
Non-owner occupied one- to-four-family residential	114,176	324	—	69	—	114,569
Commercial real estate	1,498,031	52,208	—	3,438	—	1,553,677
Other residential	1,017,648	3,497	—	—	—	1,021,145
Commercial business	363,681	7,102	—	115	—	370,898
Industrial revenue bonds	14,003	—	—	—	—	14,003
Consumer auto	85,657	5	—	511	—	86,173
Consumer other	40,514	2	—	246	—	40,762
Home equity lines of credit	114,049	39	—	601	—	114,689
Loans acquired and accounted for under ASC 310‑30, net of discounts	98,633	—	—	10	—	98,643
Total	$5,153,396	$64,758	$—	$7,375	$—	$5,225,529

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at September 30, 2021 and December 31, 2020.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
September 30, 2021
Gross loans receivable	$4,273	$5,972	$9,760	$34,812	$25,322
Balance of accretable discount due to change in expected losses	(71)	(22)	(80)	(157)	(276)
Net carrying value of loans receivable	$4,202	$5,950	$9,680	$34,655	$25,046

December 31, 2020
Gross loans receivable	$5,393	$8,052	$13,395	$44,215	$31,515
Balance of accretable discount due to change in expected losses	(97)	(35)	(180)	(1,079)	(612)
Expected loss remaining	(30)	(13)	(104)	(1,079)	(699)
Net carrying value of loans receivable	$5,266	$8,004	$13,111	$42,057	$30,204

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the loans. Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well. As of January 1, 2021, we adopted the new accounting standard related to accounting for credit losses. With the adoption of this standard, discounts are no longer reclassified from non-accretable to accretable. All adjustments made prior to January 1, 2021 will continue to be accreted to interest income. As of September 30, 2021, the remaining accretable yield adjustment that will affect interest income was $606,000. Of the remaining adjustments affecting interest income, we expect to recognize approximately $178,000 of interest income during the remainder of 2021.

The impact of these adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020

	(In Thousands, Except Per Share Data and Basis Points Data)
Impact on net interest income/
net interest margin (in basis points)	$279	2 bps	$1,229	9 bps
Net impact to pre-tax income	$279		$1,229
Net impact net of taxes	$215		$949
Impact to diluted earnings per share	$0.02		$0.07

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020

	(In Thousands, Except Per Share Data and Basis Points Data)
Impact on net interest income/
net interest margin (in basis points)	$1,398	3 bps	$4,632	12 bps
Net impact to pre-tax income	$1,398		$4,632
Net impact net of taxes	$1,079		$3,576
Impact to diluted earnings per share	$0.08		$0.25

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2021	2020

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	263
Land development	—	250
Commercial construction	—	—
One- to four-family residential	—	111
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	152	153
	152	777
Foreclosed assets acquired through FDIC-assisted transactions, net of discounts	805	446

Foreclosed assets held for sale and repossessions, net	957	1,223

Other real estate owned not acquired through foreclosure	285	654

Other real estate owned and repossessions	$1,242	$1,877

At September 30, 2021 other real estate owned not acquired through foreclosure included three properties, all of which were branch locations that were closed and held for sale. At December 31, 2020, other real estate owned not acquired through foreclosure included seven properties, all of which were branch locations that were closed and held for sale.

At September 30, 2021, residential mortgage loans totaling $39,000 were in the process of foreclosure, none of which were acquired loans related to FDIC-assisted transactions. Pursuant to Section 4022 of the CARES Act, the Company suspended all foreclosure proceedings. Under this provision, no mortgage servicer of any federally-backed mortgage loan was permitted to initiate any foreclosure process, whether judicial or non-judicial, move for a foreclosure judgment or order of sale, or execute a foreclosure- related eviction or foreclosure sale for a 60-day period, beginning March 18, 2020. This provision’s foreclosure moratorium was subsequently extended through July 31, 2021, and its eviction moratorium was subsequently extended through September 30, 2021. At December 31, 2020, residential mortgage loans totaling $602,000 were in the process of foreclosure, $518,000 of which were acquired loans related to FDIC-assisted transactions.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	September 30,
	2021	2020

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(1)	$(348)
Valuation write-downs	—	269
Operating expenses, net of rental income	104	278
	$103	$199

	Nine Months Ended
	September 30,
	2021	2020

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(169)	$(450)
Valuation write-downs	83	482
Operating expenses, net of rental income	559	914
	$473	$946

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	September 30,	December 31,
	2021	2020

	(In Thousands)
Land	$40,224	$40,652
Buildings and improvements	101,318	100,187
Furniture, fixtures and equipment	58,129	59,226
Operating leases right of use asset	7,937	8,536
	207,608	208,601
Less accumulated depreciation	72,795	69,431
	$134,813	$139,170

Leases. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2021, the lease right of use asset value was $7.9 million and the corresponding lease liability was $8.1 million. As of December 31, 2020, the lease right of use asset value was $8.5 million and the corresponding lease liability was $8.7 million.

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

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended September 30, 2021 and 2020 was $79,000 and $76,000, respectively. The total lease expense related to ATMs for the nine months ended September 30, 2021 and 2020, was $230,000 and $202,000, respectively.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease. The remaining expected lease terms range from 1.5 years to 17.2 years with a weighted-average lease term of 9.5 years. The weighted-average discount rate was 3.44%.

	At or For the Three Months Ended
	September 30, 2021	September 30, 2020

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,937	$8,758
Operating leases liability	$8,098	$8,869

Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$386	$397

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$375	$391
Right of use assets obtained in exchange for lease obligations:
Operating leases	74	—

	At or For the Nine Months Ended
	September 30, 2021	September 30, 2020

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,937	$8,758
Operating leases liability	$8,098	$8,869

Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$1,153	$1,182

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,117	$1,149
Right of use assets obtained in exchange for lease obligations:
Operating leases	74	$972

For the three months ended September 30, 2021 and 2020, lease expense was $386,000 and $397,000, respectively. For both the nine months ended September 30, 2021 and 2020, lease expense was $1.2 million. At September 30, 2021, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2021	$284
2022	1,116
2023	1,088
2024	1,005
2025	979
2026	912
Thereafter	4,015

Future lease payments expected	9,399

Less interest portion of lease payments	(1,301)

Lease liability	$8,098

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended September 30, 2021 and 2020, income recognized from these lessor agreements was $323,000 and $294,000, respectively, and was included in occupancy and equipment expense. In the nine months ended September 30, 2021 and 2020, income recognized from these lessor agreements was $903,000 and $864,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	September 30,	December 31,
	2021	2020

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$881,699	$803,737
1.00% - 1.99%	97,480	425,061
2.00% - 2.99%	64,392	143,417
3.00% and above	12,189	18,577
Total time deposits (weighted average rate 0.66% and 1.00%)	1,055,760	1,390,792
Non-interest-bearing demand deposits	1,055,640	984,798
Interest-bearing demand and savings deposits (Weighted average rate 0.13% and 0.22%)	2,398,796	2,141,313
Total Deposits	$4,510,196	$4,516,903

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2021 and December 31, 2020, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances). There were no overnight funds from the Federal Home Loan Bank of Des Moines as of September 30, 2021 or December 31, 2020.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30,	December 31,
	2021	2020

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,183	$1,518
Other interest bearing liabilities	490	—
Securities sold under reverse repurchase agreements	167,295	164,174
	$168,968	$165,692

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

	September 30, 2021	December 31, 2020
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$167,295	$164,174

NOTE 13: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes. The notes were due August 15, 2026 and had a fixed interest rate of 5.25% until August 15, 2021, at which time the rate was to become floating at a rate equal to three-month LIBOR plus 4.087%. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million. Total debt issuance costs of approximately $1.5 million were deferred and amortized over the five-year expected life of the notes.

On August 15, 2021, in accordance with the terms of the notes, the Company redeemed all $75.0 million aggregate principal amount of the notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.

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

Amortization of the debt issuance costs during the three months ended September 30, 2021 and 2020 of both subordinated notes offerings totaled $146,000 and $186,000, respectively. Amortization of the debt issuance costs during the nine months ended September 30, 2021 and 2020 totaled $512,000 and $428,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.98%.

At September 30, 2021 and December 31, 2020, subordinated notes are summarized as follows:

	September 30, 2021	December 31, 2020

	(In Thousands)
Subordinated notes	$75,000	$150,000
Less: unamortized debt issuance costs	1,090	1,603
	$73,910	$148,397

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2021	2020
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.3)	(0.6)
Tax credits	(1.5)	(3.8)
State taxes	1.4	5.0
Other	0.3	0.1
	20.9%	21.5%

	Nine Months Ended September 30,
	2021	2020
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.3)	(0.5)
Tax credits	(1.6)	(3.9)
State taxes	1.5	1.6
Other	0.3	0.6
	20.9%	18.8%

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2021 and December 31, 2020:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2021
Agency mortgage-backed securities	$168,820	$—	$168,820	$—
Agency collateralized mortgage obligations	205,731	—	205,731	—
States and political subdivisions securities	40,037	—	40,037	—
Small Business Administration securities	18,350	—	18,350	—
Interest rate derivative asset	3,707	—	3,707	—
Interest rate derivative liability	(3,758)	—	(3,758)	—

December 31, 2020
Agency mortgage-backed securities	$169,940	$—	$169,940	$—
Agency collateralized mortgage obligations	176,621	—	176,621	—
States and political subdivisions securities	47,325	—	47,325	—
Small Business Administration securities	21,047	—	21,047	—
Interest rate derivative asset	5,062	—	5,062	—
Interest rate derivative liability	(5,454)	—	(5,454)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2021 and December 31, 2020, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at September 30, 2021 or December 31, 2020.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
September 30, 2021
Collateral-dependent loans	$—	$—	$—	$—

Foreclosed assets held for sale	$—	$—	$—	$—

December 31, 2020
Impaired loans	$1,759	$—	$—	$1,759

Foreclosed assets held for sale	$945	$—	$—	$945

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At September 30, 2021 and December 31, 2020, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2021 or the year ended December 31, 2020, subsequent to their initial transfer to foreclosed assets.

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

	September 30, 2021			December 31, 2020
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$769,192	$769,192	1	$563,729	$563,729	1
Mortgage loans held for sale	10,809	10,809	2	17,780	17,780	2
Loans, net of allowance for credit losses	4,025,686	4,023,358	3	4,296,804	4,303,909	3
Interest receivable	11,290	11,290	3	12,793	12,793	3
Investment in FHLBank stock and other interest-earning assets	6,655	6,655	3	9,806	9,806	3

Financial liabilities
Deposits	4,510,196	4,512,586	3	4,516,903	4,523,586	3
Short-term borrowings	168,968	168,968	3	165,692	165,692	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,910	81,563	2	148,397	157,032	2
Interest payable	1,730	1,730	3	2,594	2,594	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	64	64	3	84	84	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. Five of the seven acquired loans with interest rate swaps have paid off. The aggregate notional amount of the two remaining Valley swaps was $508,000 and $584,000 at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, excluding the Valley Bank swaps, the Company had 15 interest rate swaps totaling $124.0 million in notional amount with commercial customers, and 15 interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, the Company has four participation loans purchased totaling $27.3 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2020, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $142.8 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program. During the three months ended September 30, 2021, the Company recognized net gains of $45,000, compared to net gains of $89,000 during the three months ended September 30, 2020, in noninterest income related to changes in the fair value of these swaps. During the nine months ended September 30, 2021, the Company recognized net gains of $340,000, compared to net losses of $424,000 during the nine months ended September 30, 2020, in noninterest income related to changes in the fair value of these swaps.

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

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective on that date. The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, commencing with the quarter ended June 30, 2020, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap. As such, the Company recorded loan interest income of $2.0 million and $2.0 million on this interest rate swap during the three months ended September 30, 2021 and 2020, respectively. The Company recorded loan interest income of $6.1 million and $5.6 million on this interest rate swap during the nine months ended September 30, 2021 and 2020, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and nine months ended September 30, 2021 and 2020, the Company recognized no noninterest income related to changes in the fair value of this derivative. The Company currently expects to have an amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2021	2020

		(In Thousands)
Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$3,707	$5,062

Total derivatives not designated as hedging instruments		$3,707	$5,062

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$3,758	$5,454

Total derivatives not designated as hedging instruments		$3,758	$5,454

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2021	2020

	(In Thousands)
Interest rate swap, net of income taxes	$(1,580)	$(1,581)

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2021	2020

	(In Thousands)
Interest rate swap, net of income taxes	$(4,690)	$8,271

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended September 30,
Cash Flow Hedges	2021		2020
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Interest rate swap	$2,048	$—	$2,047	$—

	Nine Months Ended September 30,
Cash Flow Hedges	2021		2020
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Interest rate swap	$6,076	$—	$5,629	$—

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

At September 30, 2021, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in an overall net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $689,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At September 30, 2021, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral totaling $1.2 million to the derivative counterparty to satisfy the loan level agreements. In addition, as of September 30, 2021, the activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparty had given cash collateral of $490,000 to the Company to satisfy the loan level agreements.

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

If the Company had breached any of these provisions at September 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

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

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (v) the possibility of realized or unrealized losses on securities held in the Company's investment portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers’ responses thereto and the Tax Cut and Jobs Act; (xi) changes in accounting policies and practices or accounting standards; (xii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR and potential replacement indexes; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2021, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2021, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and related deposits in the St. Louis, Mo., market. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2021, the amortizable intangible assets consisted of core deposit intangibles of $843,000, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

Our regular annual impairment assessment occurs in the third quarter of each year. At September 30, 2021, the Company performed this annual review and concluded that no impairment of its goodwill or intangible assets had occurred at September 30, 2021. While the Company believes no impairment of its goodwill or other intangible assets existed at September 30, 2021, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

A summary of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2021	2020

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank (March 2014)	—	31
Valley Bank (June 2014)	—	200
Fifth Third Bank (January 2016)	843	1,317
	843	1,548
	$6,239	$6,944

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and lower unemployment levels. The U.S. economy continued to operate at historically strong levels until the impact of the COVID-19 pandemic began to take its toll in March 2020. While U.S. economic trends later rebounded, a new COVID variant emerged and the severity and extent of the coronavirus on the global, national and regional economies is still uncertain. Any long-term impact on the performance of the financial sector remains indeterminable.

The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sports events, retail shops, hotels, personal services, and more.

More than 22 million jobs were lost in March and April 2020, as businesses closed their doors or reduced their operations, sending employees home on furlough or layoffs. Hunkered down at home with uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation's economic output, plunged. Improvements in consumer spending, GDP, and employment have occurred since then, significantly supported by the actions discussed below.

The CARES Act, a fiscal relief bill passed by Congress in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and grants to small businesses that would keep employees on their payrolls, fueling a historic bounce-back in economic activity.

The “American Rescue Plan,” an economic relief fiscal measure of approximately $1.9 trillion with an emphasis on vaccination, individual and small business relief, was passed early in 2021. The “Build Back Better” recovery package is being pursued with an emphasis on infrastructure, research and development, education and green energy transition.

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

The Fed's quantitative easing is expected to begin tapering in early 2022, while the zero-interest-rate policy is expected to remain in place until the economy is near full employment and inflation is firmly above the Fed's 2% inflation target, which is currently not expected until early 2023.

To help our customers navigate through the pandemic situation, we offered and supplied Paycheck Protection Program (PPP) loans and short-term modifications to loan terms. PPP loans and modifications were made in accordance with guidance from banking regulatory authorities. These modifications did not result in loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. More severely impacted industries in our loan portfolio included retail, hotel and restaurants.

While the U.S. economic recovery began with a robust rebound from the pandemic-induced recession, challenges remain with the emergence of the new COVID-19 variant, which caused a resurgence of cases and renewed pressure on the healthcare industry. With the increase in cases, the re-instatement of mask mandates and social distancing occurred in a number of areas of the country.

Employment

September 2021 saw just 194,000 jobs added in the U.S., down from 366,000 in August 2021 and far below the increase of more than one million in July 2021, before the Delta variant led to a spike in COVID-19 cases across much of the country. Leisure and hospitality business, added fewer than 100,000 jobs for the second straight month. The national unemployment rate edged down to 4.8%, or 7.7 million unemployed individuals. These measures are down considerably from their highs in April 2020 but remain well above their levels prior to the COVID-19 pandemic (3.5% unemployment rate and 5.7 million unemployed individuals in February 2020).

Employment in professional and business services, retail trade, transportation and warehousing, information, social assistance, manufacturing, construction, mining, and wholesale trade industries rose as well; however, the employment rates in these industries are still below February 2020 levels with the exception of transportation and warehousing, which is up 72,000 from its pre-pandemic level. The number of persons not in the labor force who currently want a job was 6.0 million in September 2021, little changed from previous numbers.

In September 2021, the U.S. labor force participation rate (the share of working-age Americans employed or actively looking for a job) was unchanged from the previous quarter at 61.6% and has remained within a range of 61.4% to 61.7% since September 2020. The unemployment rate for the Midwest, where the Company conducts most of its business, decreased from 5.7% in December 2020 to 4.7% in September 2021. Unemployment rates for September 2021 in the states where the Company has branch or loan production offices were Arkansas at 4.0%, Colorado at 5.9%, Georgia at 3.2%, Illinois at 6.8%, Iowa at 4.0%, Kansas at 3.9%, Minnesota at 3.7%, Missouri at 3.8%, Nebraska at 2.0%, Oklahoma at 3.0%, and Texas at 5.6%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 4.8% for September 2021. Chicago leads our markets with a higher unemployment rate of 7.1%, followed by Denver and Dallas at 5.6% and 4.7% respectively as of the end of August 2021.

Housing

Sales of new single-family homes in September 2021 were at a seasonally adjusted annual rate of 800,000, according to U.S. Census Bureau and Department of Housing and Urban Development estimates. This is 17.6 percent below the September 2020 estimate of 971,000. The median sales price of new houses sold in September 2021 was $408,800, up from $344,400 a year earlier, and the average sales price of $451,700 was up from $405,100 a year ago in September 2020. The inventory of new homes for sale, at an estimate of 379,000 at the end of September 2021, would support a 5.7 months’ supply at the current sales rate, up from 3.5 months at the end of September 2020.

Existing-home sales rebounded in September 2021 after seeing sales wane the previous month, according to the National Association of Realtors. Total existing-home sales grew 7% from August 2021 to a seasonally adjusted annual rate of 6.29 million in September 2021.

The median existing home price for all housing types in September 2021 was $352,800, up 13.3% from $311,500 in September 2020, as prices increased in every region of the U.S. September’s national price jump marks the 115th straight month of year-over-year increases. Existing home sales in the Midwest rose 5.1% to an annual rate of 1,440,000 in September 2021, a 2.7% drop from a year ago. The median price in the Midwest in September 2021 was $265,300, a 9.1% increase from September 2020. First-time buyers accounted for 28% of sales in September 2021, down from 29% in August 2021 and 31% in September 2020.

Nationally, the inventory of homes actively for sale in September 2021 decreased by 22.2% over the past year, Homes are being quickly snapped up as demand remains elevated. Underbuilding over the last 20 years and a shrinking inventory of existing homes for sales has led to a significant housing shortage. At the same time, industry-wide materials scarcity, price increases and labor shortages have hit builders hard and made them struggle to finish projects on time and as planned.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 2.90% in September 2021, up slightly from 2.84% in August 2021. The average commitment rate for all of 2020 was 3.11%, down from 4.54% for 2018.

Commercial Real Estate Other Than Housing

CoStar indicates demand for apartments totaled roughly 600,000 units through the first nine months of 2021, nearly matching full-year totals for both 2020 and 2019 with the national apartment vacancy rate plummeting to a two-decade low of 4.5%. Both suburban and downtown areas are recording strong gains across a wide range of diverse markets. Apartment rents rose nearly 7% in the first half of the year. The use of concessions has come back down to normal levels, although many downtown properties continue to utilize them to attract tenants. With demand and rent growth indicators surging, investors have renewed confidence in the sector, and sales volume has returned to more normal levels. Values are back on the rise with investors gravitating toward Sun Belt markets and increased sales volume observed in metros like Dallas-Fort Worth, Atlanta, and Phoenix.

As of the end of September 2021, national apartment vacancy rates had recovered to pre-COVID levels at 4.6% compared to 6.2% as of December 2019. Our market areas reflected the following vacancy levels as of September 30, 2021: Springfield, Mo. at 3.0%, St. Louis at 6.4%, Kansas City at 6.1%, Minneapolis at 5.2%, Tulsa, Okla. at 5.8%, Dallas-Fort Worth at 5.7%, Chicago at 5.6%, Atlanta at 5.2%, and Denver at 5.4%.

Even before the disruption caused by the COVID-19 pandemic, the trend of slowing growth in the market for office space was expected to continue in 2020 and linger throughout 2021. The office demand losses that characterized much of last year have carried into 2021. Office-using employment remained nearly one million jobs lower than the peak level in the first quarter of 2020. Even though tenants continue to downsize and adopt hybrid work models, typical office-using job sectors are projected to regain their pre-pandemic peak by the end of 2021.

As of the end of September 2021, national office vacancy rates remained about the same at 12.2% quarter-over-quarter while our market areas reflected the following vacancy levels: Springfield, Mo. at 3.8%, St. Louis at 8.3%, Kansas City at 9.4%, Minneapolis at 9.9%, Tulsa, Okla. at 12.0%, Dallas-Fort Worth at 17.8%, Chicago at 14.6%, Atlanta at 13.8% and Denver at 14.3%.

Retail sales activity surged in the first nine months of 2021 as focus on coordinated vaccine distribution and supporting strong consumer confidence bolstered leasing activity and overall economic growth. While e-commerce continues to expand, consumers have continued to visit physical stores for both their basic needs and discretionary purchases. Pockets of strength in the retail industry include discounters such as Dollar General, Dollar Tree, TJ Maxx, and Ross Dress for Less; general merchandisers such as Target and Walmart; pharmacies such as Walgreens; pet stores; and home improvement/tool retailers.

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

At September 30, 2021, national retail vacancy rates remained level at 4.7% while our market areas reflected the following vacancy levels: Springfield, Mo. at 3.7%, St. Louis at 4.8%, Kansas City at 5.5%, Minneapolis at 3.3%, Tulsa, Okla. at 3.7%, Dallas-Fort Worth at 5.6%, Chicago at 6.0%, Atlanta at 4.7% and Denver at 5.0%.

The unprecedented rise in online shopping and quick delivery demands brought on by the pandemic have propelled industrial demand to all-time highs.

Leasing activity in the industrial sector improved throughout the first nine months of 2021, primarily led by commitments from Amazon, power-grocers Walmart and Target, smaller healthcare and medical-oriented supply companies, food and beverage producers and manufacturers.

Strong demand from a wide variety of business types and segments was enough to offset new supply and decreased vacancy rates. Persistent demand from e-commerce and third-party logistics (3PLs) companies continues to drive demand. Investors continue to aggressively pursue industrial acquisitions.

At September 30, 2021, national industrial vacancy rates decreased slightly to 4.6% while our market areas reflected the following vacancy levels: Springfield, Mo. at 1.9%, St. Louis at 3.8%, Kansas City at 4.6%, Minneapolis at 3.5%, Tulsa, Okla. at 3.1%, Dallas-Fort Worth at 5.7%, Chicago at 5.2%, Atlanta at 3.9% and Denver at 6.4%.

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

The Company continues to work diligently with its nearly 1,200 associates to enforce the most current health, hygiene and social distancing practices. Teams in nearly every operational department have been split, with part of each team working at an off-site disaster recovery facility to promote social distancing and to avoid service disruptions. To date, there have been no service disruptions or reductions in staffing. With the advent of COVID-19 vaccinations in the Company’s markets, plans are being considered to allow associates working from home or other sites to return to their normal workplace beginning in the fourth quarter of 2021, dependent on health and safety conditions.

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

Paycheck Protection Program Loans

Great Southern has actively participated in the PPP through the SBA. The PPP has been met with very high demand throughout the country, resulting in a second round of funding in 2021 through an amendment to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). In the first round of the PPP, we originated approximately 1,600 PPP loans, totaling approximately $121 million. As of September 30, 2021, full forgiveness proceeds have been received from the SBA for almost all of these PPP loans.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act authorized the reopening of the PPP for eligible first-draw and second-draw borrowers which began on January 19, 2021, and had an original expiration date of March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed, extending the PPP an additional two months to May 31, 2021, along with an additional 30-day period for the SBA to process applications that were still pending as of May 31, 2021. In the second round of the PPP, we funded approximately 1,650 PPP loans, totaling approximately $58 million. As of October 25, 2021, full forgiveness proceeds have been received from the SBA for 911 of these PPP loans, totaling approximately $28 million.

Great Southern receives fees from the SBA for originating PPP loans based on the amount of each loan. At September 30, 2021, remaining net deferred fees related to PPP loans totaled $2.1 million. The fees, net of origination costs, are deferred in accordance with standard accounting practices and will be accreted to interest income on loans over the contractual life of each loan. These remaining loans generally have a contractual maturity of up to five years from origination date, but may be repaid or forgiven (by the SBA) sooner. If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loans will be accreted to interest income immediately. We expect a significant portion of these remaining net deferred fees will accrete to interest income during the remainder of 2021, with little of this income being recognized in 2022 or beyond. In the three and nine months ended September 30, 2021, Great Southern recorded approximately $1.6 million and $3.9 million, respectively, of net deferred fees in interest income on PPP loans.

Loan Modifications

At September 30, 2021, the Company had remaining eight modified commercial loans with an aggregate principal balance outstanding of $38.2 million and 16 modified consumer and mortgage loans with an aggregate principal balance outstanding of $1.6 million. These balances have decreased from $232.4 million and $18.2 million, respectively, for these loan categories at December 31, 2020. The loan modifications are within the guidance provided by the CARES Act, the federal banking regulatory agencies, the SEC and the FASB; therefore, they are not considered TDRs. At September 30, 2021, the largest total modified loans by collateral type were in the following categories: healthcare - $11.6 million; hotel/motel - $10.9 million; retail - $7.7 million; office - $6.9 million.

A portion of the loans modified at September 30, 2021, may be further modified, and new loans may be modified, within the guidance provided by the CARES Act (and subsequent legislation enacted in December 2020), the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods.

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

Great Southern’s total assets decreased $74.6 million, or 1.3%, from $5.53 billion at December 31, 2020, to $5.45 billion at September 30, 2021. Details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2021 and December 31, 2020” section of this Quarterly Report on Form 10-Q.

Loans. Net outstanding loans decreased $271.1 million, or 6.3%, from $4.30 billion at December 31, 2020, to $4.03 billion at September 30, 2021. The net decrease in loans included reductions of $19.1 million in the FDIC-assisted acquired loan portfolios. The decrease was primarily in other residential (multi-family) loans, commercial business loans, commercial real estate loans and consumer auto loans. These decreases were partially offset by increases in one- to four family residential loans and construction loans. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans decreased $210.0 million, or 4.1%, from December 31, 2020 to September 30, 2021. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth. We currently expect minimal net loan growth for the foreseeable future due to uncertainty resulting from the higher level of loan repayments we have experienced in 2021. New loan origination volumes have been strong and are consistent with levels seen in the past couple of years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily construction loans, and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company made the decision to discontinue indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At September 30, 2021, 0.3% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination. At December 31, 2020, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At September 30, 2021 and December 31, 2020, an estimated 0.6% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2021, TDRs, including FDIC-assisted acquired loans, totaled $3.8 million, or 0.09% of total loans, an increase of $448,000 from $3.3 million, or 0.08% of total loans, at December 31, 2020. The December 31, 2020 amount excludes $1.7 million of FDIC-assisted acquired loans accounted for under ASC 310-30. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For TDRs occurring during the nine months ended September 30, 2021, none were restructured into multiple new loans. For TDRs occurring during the year ended December 31, 2020, five loans totaling $107,000 were restructured into multiple new loans. For further information on TDRs, see Note 6 of the Notes to Consolidated Financial Statements contained in this report. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as TDRs, potential problem loans or non-performing loans. As of September 30, 2021, $38.2 million of commercial loans and $1.6 million of residential and consumer loans were subject to such modifications. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in more and/or longer-term modifications, which may be deemed to be TDRs, additional potential problem loans and/or additional non-performing loans.

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

The Company continues its preparation for discontinuation of use of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements used by the Company, but by far the most significant area impacted by LIBOR is related to commercial and residential mortgage loans. After 2021, certain LIBOR rates may no longer be published and it is expected to eventually be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons.

The Company has been regularly monitoring its portfolio of loans tied to LIBOR since 2019, with specific groups of loans identified. The Company implemented robust LIBOR fallback language for all commercial loan transactions beginning near the end of 2018, with such language utilized for all new originations and renewed/modified commercial loans since that time. The Company is particularly monitoring the remaining group of loans that were originated prior to the fourth quarter of 2018, have not been renewed or modified, and do not mature prior to December 31, 2021. This represented approximately 70 commercial loans totaling approximately $249 million; however, only 31 of those loans, totaling $39 million, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $430 million), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. As described, the vast majority of the loan portfolio tied to LIBOR now includes robust LIBOR replacement language which identifies appropriate “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is substantially similar to the previous LIBOR-based rate.

Available-for-sale Securities. In the nine months ended September 30, 2021, available-for-sale securities increased $18.0 million, or 4.3%, from $414.9 million at December 31, 2020, to $432.9 million at September 30, 2021. The increase was primarily due to the purchase of U.S. Government agency fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of these U.S. Government agency securities. The Company used increased deposits and loan repayments to fund this increase in investment securities.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2021, total deposit balances decreased $6.7 million, or 0.1%. Transaction account balances increased $328.3 million, or 10.5%, to $3.45 billion at September 30, 2021, while retail certificates of deposit decreased $243.7 million, or 19.8%, to $988.4 million at September 30, 2021. The increases in transaction accounts were primarily a result of increases in various money market accounts and NOW deposit accounts. Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network and decreases in national CDs initiated through internet channels. CDs initiated through internet channels experienced a planned decrease due to increases in overall liquidity levels and to reduce the Company’s cost of funds. Customer deposits at September 30, 2021 and December 31, 2020, totaling $41.5 million and $39.4 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including IntraFi Funding deposits, were $67.4 million at September 30, 2021, a decrease of $91.3 million from $158.7 million at December 31, 2020. The brokered deposits were allowed to mature without replacement as other deposit categories increased and to reduce the Company’s cost of funds.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $3.1 million from $164.2 million at December 31, 2020 to $167.3 million at September 30, 2021. These balances fluctuate over time based on customer demand for this product.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At September 30, 2021, the Federal Funds rate stood at 0.25%. The FRB met in September 2021 and indicated they plan to keep the rates steady. A substantial portion of Great Southern’s loan portfolio ($1.80 billion at September 30, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2021. Of these loans, $1.78 billion had interest rate floors. Great Southern also has a portfolio of loans ($533.8 million at September 30, 2021) tied to a “prime rate” of interest and will adjust immediately with changes to the “prime rate” of interest. Of these loans, $503.6 million had interest rate floors at various rates. At September 30, 2021, $1.3 billion in LIBOR and “prime rate” loans were at their floor rate. If interest rates were to increase 25 basis points, loans of $284.6 million would move above their floor rate. If interest rates were to increase 50 basis points, an additional $344.8 million in loans would move above their floor rate.

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

As of September 30, 2021, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin due to Federal Fund rate cuts totaling 2.25% during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020. LIBOR interest rates decreased significantly in 2020 and have remained very low so far in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2021 and 2020” section of this report.

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

Business Initiatives

The Company’s banking center network continues to evolve. In late September 2021 in the Joplin, Missouri, market, the Company opened a new banking center at 2801 E. 32nd Street, replacing a nearby leased office. The new office provides customers more convenient access and has a fresh, modern design facilitating an enhanced customer experience. The Company currently has two banking centers serving the Joplin market.

After a thorough evaluation, the Company announced that it will consolidate one banking center in the St. Louis region. The Westfall Plaza banking center located at 8013 W. Florissant is expected to be consolidated into a nearby Great Southern office at 10385 W. Florissant, less than three miles away. The Westfall Plaza office is scheduled to close after business hours on November 5, 2021, which will leave the Company with 18 banking centers serving the greater St. Louis area.

Linton J. Thomason, Vice President and Chief Information Officer, intends to retire at the end of 2021. Mr. Thomason is primarily responsible for information services and technology for Great Southern. He announced his intention to retire more than a year in advance to assure an orderly leadership transition. A succession plan is in place. With more than 40 years in the banking industry, Mr. Thomason joined Great Southern in 1997. He has been an integral part of the Bank’s growth and success for the last 24 years.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

During the nine months ended September 30, 2021, the Company’s total assets decreased by $74.6 million to $5.45 billion. The decrease was primarily in net loans, and was partially offset by an increase in cash equivalents.

Cash and cash equivalents were $769.2 million at September 30, 2021, an increase of $205.5 million, or 36.4%, from $563.7 million at December 31, 2020. These additional funds were held at the Federal Reserve Bank and primarily were the result of increases in net loan repayments throughout 2021.

The Company's available-for-sale securities increased $18.0 million, or 4.3%, compared to December 31, 2020. The increase was primarily due to the purchase of U.S. Government agency fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of these U.S. Government agency securities. The available-for-sale securities portfolio was 7.9% and 7.5% of total assets at September 30, 2021 and December 31, 2020, respectively.

Net loans decreased $271.1 million from December 31, 2020, to $4.03 billion at September 30, 2021. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) decreased $210.0 million, or 4.1%, from December 31, 2020 to September 30, 2021. This decrease was primarily in other residential (multi-family) loans ($233 million decrease), commercial business loans ($77 million decrease), commercial real estate loans ($45 million decrease) and consumer auto loans ($31 million decrease). These decreases were partially offset by increases in construction loans ($135 million increase) and one- to four-family residential loans ($44 million increase).

Total liabilities decreased $69.5 million, from $4.90 billion at December 31, 2020 to $4.83 billion at September 30, 2021. The decrease was primarily attributable to the redemption of $75 million of subordinated notes during the 2021 period.

Total deposits decreased $6.7 million, or 0.1%, to $4.51 billion at September 30, 2021. Transaction account balances increased $328.3 million to $3.45 billion at September 30, 2021, while retail certificates of deposit decreased $243.7 million compared to December 31, 2020, to $988.4 million at September 30, 2021. The increase in transaction accounts was primarily a result of increases in NOW deposit accounts, money market accounts and IntraFi Network Deposits. Total interest-bearing checking accounts increased $257.5 million while demand deposit accounts increased $70.8 million. Customer retail certificates of deposit initiated through our banking center network decreased $111.8 million and certificates of deposit initiated through our national internet network decreased $134.0 million. Customer deposits at September 30, 2021 and December 31, 2020 totaling $41.5 million and $39.4 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including IntraFi Funding deposits, were $67.4 million at September 30, 2021, a decrease of $91.3 million from $158.7 million at December 31, 2020. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

Securities sold under reverse repurchase agreements with customers increased $3.1 million from $164.2 million at December 31, 2020 to $167.3 million at September 30, 2021. These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity decreased $5.1 million from $629.7 million at December 31, 2020 to $624.6 million at September 30, 2021. The Company recorded net income of $59.3 million for the nine months ended September 30, 2021. In addition, stockholders’ equity increased $3.5 million due to stock option exercises. Accumulated other comprehensive income decreased $15.9 million due to decreases in the fair value of available-for-sale investment securities and the termination value of the cash flow interest rate swap. Stockholders’ equity also decreased due to dividends declared on common stock of $14.1 million and repurchases of the Company’s common stock totaling $23.8 million. In addition, the initial adoption of the CECL accounting standard for credit losses on January 1, 2021, resulted in a decrease in stockholders’ equity of $14.2 million.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2021 and 2020

General

Net income was $20.4 million for the three months ended September 30, 2021 compared to $13.5 million for the three months ended September 30, 2020. This increase of $6.9 million, or 51.4%, was primarily due to a decrease in the provision for credit losses on loans and unfunded commitments of $6.9 million, or 152.4%, an increase in net interest income of $755,000, or 1.7%, an increase in noninterest income of $332,000, or 3.5%, and a decrease in noninterest expense of $649,000, or 2.0%, partially offset by an increase in income tax expense of $1.7 million, or 45.6%.

Net income was $59.3 million for the nine months ended September 30, 2021 compared to $41.5 million for the nine months ended September 30, 2020. This increase of $17.8 million, or 42.9%, was primarily due to a decrease in the provision for credit losses on loans and unfunded commitments of $18.4 million, or 128.1%, an increase in net interest income of $1.1 million, or 0.9%, an increase in noninterest income of $4.0 million, or 16.0%, and a decrease in noninterest expense of $299,000, or 0.3%, partially offset by an increase in income tax expense of $6.0 million, or 63.0%.

Total Interest Income

Total interest income decreased $4.0 million, or 7.4%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was due to a $3.9 million decrease in interest income on loans and a $19,000 decrease in interest income on investment securities and other interest-earning assets. Interest income on loans decreased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to lower average loan balances, but also due to lower average rates of interest. Interest income from investment securities and other interest-earning assets decreased during the three months ended September 30, 2021 compared to the same period in 2020 primarily due to lower average rates of interest, partially offset by higher average balances of investment securities and other interest-earning assets.

Total interest income decreased $14.4 million, or 8.7%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was due to a $13.8 million decrease in interest income on loans and a $511,000 decrease in interest income on investment securities and other interest-earning assets. Interest income on loans decreased for the nine months ended September 30, 2021 compared to the same period in 2020, due primarily to lower average rates of interest on loans. Interest income from investment securities and other interest-earning assets decreased during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to lower average rates of interest, partially offset by higher average balances of investment securities and other interest-earning assets.

Interest Income – Loans

During the three months ended September 30, 2021 compared to the three months ended September 30, 2020, interest income on loans decreased $2.8 million as the result of lower average loan balances, which decreased from $4.51 billion during the three months ended September 30, 2020, to $4.24 billion during the three months ended September 30, 2021. The lower average balances were primarily due to higher loan repayments during the 2021 period. Interest income on loans also decreased $1.1 million as a result of lower average interest rates on loans. The average yield on loans decreased from 4.46% during the three months ended September 30, 2020, to 4.35% during the three months ended September 30, 2021. This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates. In addition, new loans (excluding one- to four-family mortgage loans) originated in the three months ended September 30, 2021, had an average contractual interest rate of 3.87%, compared to an average contractual interest rate of about 3.89% for the portfolio (excluding one- to four-family mortgage loans) at September 30, 2021. Commercial real estate loans (including multifamily loans and construction loans) originated in the three months ended September 30, 2021, had contractual interest rates averaging 3.65-3.75%, compared to an average contractual interest rate of about 3.85% for the portfolio of these loan types at September 30, 2021.

During the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, interest income on loans decreased $12.6 million as a result of lower average interest rates on loans. The average yield on loans decreased from 4.74% during the nine months ended September 30, 2020, to 4.36% during the nine months ended September 30, 2021. This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates. Interest income on loans also decreased $1.3 million as the result of lower average loan balances, which decreased from $4.38 billion during the nine months ended September 30, 2020, to $4.34 billion during the nine months ended September 30, 2021. The lower average balances were primarily due to higher loan repayments during the 2021 period.

On an on-going basis, the Company has estimated the cash flows expected to be collected from FDIC-assisted acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The entire amount of the discount adjustment has been and will be accreted to interest income over time. For the three months ended September 30, 2021 and 2020, the adjustments increased interest income by $279,000 and $1.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the adjustments increased interest income by $1.4 million and $4.6 million, respectively.

As of September 30, 2021, the remaining accretable yield adjustment that will affect interest income was $606,000. Of the remaining adjustments affecting interest income, we expect to recognize approximately $178,000 of interest income during the fourth quarter of 2021. As discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this report, we adopted the new accounting standard related to accounting for credit losses as of January 1, 2021. With the adoption of this standard, there is no further reclassification of discounts from non-accretable to accretable subsequent to December 31, 2020. All adjustments made prior to January 1, 2021, will continue to be accreted to interest income. Apart from the yield accretion, the average yield on loans was 4.33% during the three months ended September 30, 2021, compared to 4.35% during the three months ended September 30, 2020. Apart from the yield accretion, the average yield on loans was 4.32% during the nine months ended September 30, 2021, compared to 4.60% during the nine months ended September 30, 2020, as a result of lower current market rates on adjustable rate loans and new loans originated during the past year.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company received a payment of $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination values of the swap. The Company recorded interest income related to the interest rate swap of $2.0 million and $2.0 million, respectively, in the three months ended September 30, 2021 and 2020. The Company recorded interest income related to the interest rate swap of $6.1 million and $5.6 million, respectively, in the nine months ended September 30, 2021 and 2020. The Company currently expects to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $183,000 in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest income decreased $210,000 as a result of lower average interest rates from 2.71% during the three months ended September 30, 2020, to 2.52% during the three month period ended September 30, 2021. Partially offsetting that decrease was an increase in interest income of $27,000 as a result of an increase in average balances from $449.4 million during the three months ended September 30, 2020, to $453.3 million during the three months ended September 30, 2021. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years. These purchased securities fit with the Company’s current asset/liability management strategies.

Interest income on investments decreased $571,000 in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest income decreased $992,000 as a result of lower average interest rates from 2.92% during the nine months ended September 30, 2020, to 2.61% during the nine month period ended September 30, 2021. Partially offsetting that decrease was an increase in interest income of $421,000 as a result of an increase in average balances from $422.7 million during the nine months ended September 30, 2020, to $442.8 million during the nine months ended September 30, 2021. Average balances of securities increased primarily due to the investment purchases described above.

Interest income on other interest-earning assets increased $164,000 in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest income increased $110,000 as a result of an increase in average balances from $270.5 million during the three months ended September 30, 2020, to $604.0 million during the three months ended September 30, 2021. Excess liquidity, after repayment of FHLBank borrowings, has been maintained at the Federal Reserve Bank as a result of the significant increase in deposits since March 31, 2020 and significant loan repayments in 2021. Interest income increased $54,000 as a result of higher average interest rates from 0.09% during the three months ended September 30, 2020, to 0.15% during the three month period ended September 30, 2021.

Interest income on other interest-earning assets increased $60,000 in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest income increased $329,000 as a result of an increase in average balances from $227.5 million during the nine months ended September 30, 2020, to $513.4 million during the nine months ended September 30, 2021. Excess liquidity, after repayment of FHLBank borrowings, has been maintained at the Federal Reserve Bank as a result of the significant increase in deposits since March 31, 2020 and significant loan repayments in 2021. Partially offsetting this increase, interest income decreased $269,000 as a result of a decrease in average interest rates to 0.12% during the nine months ended September 30, 2021 compared to 0.24% during the nine months ended September 30, 2020. Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2021 period due to significant reductions in the federal funds rate of interest.

Total Interest Expense

Total interest expense decreased $4.7 million, or 50.0%, during the three months ended September 30, 2021, when compared with the three months ended September 30, 2020, due to a decrease in interest expense on deposits of $4.2 million, or 58.8%, a decrease in interest expense on subordinated notes of $530,000, or 24.1% and a decrease in interest expense on subordinated debentures issued to capital trust of $17,000, or 13.3%.

Total interest expense decreased $15.5 million, or 47.6%, during the nine months ended September 30, 2021, when compared with the nine months ended September 30, 2020, due to a decrease in interest expense on deposits of $16.1 million, or 60.3%, a decrease in interest expense on short-term borrowings and repurchase agreements of $638,000, or 95.7%, and a decrease in interest expense on subordinated debentures issued to capital trust of $174,000, or 34.1%, partially offset by an increase in interest expense on subordinated notes of $1.4 million, or 30.8%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $1.0 million due to average rates of interest that decreased from 0.33% in the three months ended September 30, 2020 to 0.15% in the three months ended September 30, 2021. Interest rates paid on demand deposits were significantly lower in the 2021 period due to significant reductions in the federal funds rate of interest and other market interest rates. Partially offsetting this decrease, interest expense on demand deposits increased $288,000, due to an increase in average balances from $1.96 billion during the three months ended September 30, 2020 to $2.36 billion during the three months ended September 30, 2021. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on demand deposits decreased $3.7 million due to average rates of interest that decreased from 0.42% in the nine months ended September 30, 2020 to 0.18% in the nine months ended September 30, 2021. Interest rates paid on demand deposits were significantly lower in the 2021 period due to significant reductions in the federal funds rate of interest and other market interest rates. Partially offsetting this decrease, interest expense on demand deposits increased $1.3 million due to an increase in average balances from $1.79 billion during the nine months ended September 30, 2020 to $2.29 billion during the nine months ended September 30, 2021. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on time deposits decreased $2.1 million as a result of a decrease in average rates of interest from 1.35% during the three months ended September 30, 2020, to 0.71% during the three months ended September 30, 2021. Interest expense on time deposits also decreased $1.3 million due to a decrease in average balances of time deposits from $1.60 billion during the three months ended September 30, 2020 to $1.11 billion in the three months ended September 30, 2021. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases throughout 2020. Market interest rates remained low during the first nine months of 2021. The decrease in average balances of time deposits was a result of decreases in retail customer time deposits obtained through the banking center network, retail customer time deposits obtained through on-line channels and decreases in brokered deposits. Brokered and on-line channel deposits were actively reduced by the Company as other deposit sources increased.

Interest expense on time deposits decreased $8.6 million as a result of a decrease in average rates of interest from 1.66% during the nine months ended September 30, 2020, to 0.82% during the nine months ended September 30, 2021. Interest expense on time deposits also decreased $5.0 million due to a decrease in average balances of time deposits from $1.70 billion during the nine months ended September 30, 2020 to $1.21 billion in the nine months ended September 30, 2021.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances and overnight borrowings from the FHLBank were not utilized during the three or nine months ended September 30, 2021 and 2020.

Interest expense on short-term borrowings and repurchase agreements increased $2,000 during the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. The average rate of interest was 0.02% for both the three months ended September 30, 2021 and September 30, 2020. The average balance of short-term borrowings and repurchase agreements decreased $8.1 million from $159.4 million in the three months ended September 30, 2020 to $151.3 million in the three months ended September 30, 2021, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.

Interest expense on short-term borrowings and repurchase agreements decreased $638,000 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest expense decreased $505,000 due to a decrease in average rates from 0.46% in the nine months ended September 30, 2020 to 0.03% in the nine months ended September 30, 2021. The decrease was due to a decrease in market interest rates during the period. Interest expense on short-term borrowings and repurchase agreements also decreased $133,000 due to a decrease in average balances from $195.5 million during the nine months ended September 30, 2020 to $147.0 million during the nine months ended September 30, 2021, which was primarily due to changes in the Company’s funding needs and the mix of funding.

During the three months ended September 30, 2021, compared to the three months ended September 30, 2020, interest expense on subordinated debentures issued to capital trusts decreased $17,000 due to lower average interest rates. The average interest rate was

1.71% in the three months ended September 30, 2021 compared to 1.98% in the three months ended September 30, 2020. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 1.73% at September 30, 2021. There was no change in the average balance of the subordinated debentures between the 2020 and 2021 periods.

During the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, interest expense on subordinated debentures issued to capital trusts decreased $174,000 due to lower average interest rates. The average interest rate was 1.75% in the nine months ended September 30, 2021 compared to 2.65% in the nine months ended September 30, 2020. There was no change in the average balance of the subordinated debentures between the 2020 and 2021 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. On August 15, 2021, the Company completed the redemption of $75.0 million aggregate principal amount of its 5.25% subordinated notes due August 15, 2026. The notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest. During the three months ended September 30, 2021, compared to the three months ended September 30, 2020, interest expense on subordinated notes decreased $597,000 due to lower average balances during the three months ended September 30, 2021 resulting from the redemption of the 5.25% subordinated notes due August 15, 2026. The average balance of subordinated notes was $148.1 million in the three months ended September 30, 2020 compared to $108.9 million in the three months ended September 30, 2021. Interest expense on subordinated notes increased $67,000 due to slightly higher weighted average interest rates. The average interest rate was 6.09% in the three months ended September 30, 2021 compared to 5.91% in the three months ended September 30, 2020.

During the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, interest expense on subordinated notes increased $1.4 million due to higher average balances resulting from the issuance of new notes in the three months ended June 30, 2020, slightly offset by the redemption of the subordinated notes maturing in 2026 during the three months ended September 30, 2021. The average interest rate increased slightly from 5.94% in the nine months ended September 30, 2020 to 5.99% in the nine months ended September 30, 2021. Interest expense on subordinated notes increased $44,000 due to higher average balances. The average balance was $104.3 million in the nine months ended September 30, 2020 compared to $135.2 million in the nine months ended September 30, 2021.

Net Interest Income

Net interest income for the three months ended September 30, 2021 increased $755,000 to $44.9 million compared to $44.2 million for the three months ended September 30, 2020. Net interest margin was 3.36% in both the three months ended September 30, 2021 and the three months ended September 30, 2020. In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements. The positive impact of these changes in the three months ended September 30, 2021 and 2020 were increases in interest income of $279,000 and $1.2 million, respectively, and increases in net interest margin of two basis points and nine basis points, respectively. Excluding the positive impact of the additional yield accretion, net interest margin was 3.34% in the three months ended September 30, 2021 compared to 3.27% in the three months ended September 30, 2020.

Net interest income for the nine months ended September 30, 2021 increased $1.1 million to $133.7 million compared to $132.6 million for the nine months ended September 30, 2020. Net interest margin was 3.37% in the nine months ended September 30, 2021, compared to 3.52% in the nine months ended September 30, 2020, a decrease of 15 basis points, or 4.3%. In both nine month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements. The positive impact of these changes in the nine months ended September 30, 2021 and 2020 were increases in interest income of $1.4 million and $4.6 million, respectively, and increases in net interest margin of three basis points and 12 basis points, respectively. Excluding the positive impact of the additional yield accretion, in the nine months ended September 30, 2021, net interest margin decreased six basis points when compared to the year-ago nine-month period. Excluding the positive impact of the additional yield accretion, net interest margin was 3.34% in the nine months ended September 30, 2021 compared to 3.40% in the nine months ended September 30, 2020. Most of the net interest margin decrease resulted from changes in the asset mix, with average other interest earning assets increasing $286 million and average investment securities increasing $20 million. The average yield on other interest earning assets decreased 12 basis points between the 2021 and 2020 nine-month periods. Also in comparing the 2021 and 2020 nine-month periods, the average yield on loans decreased 38 basis points while the average rate on deposits declined 61 basis points.

The Company's overall average interest rate spread increased 10 basis points, or 3.2%, from 3.12% during the three months ended September 30, 2020 to 3.22% during the three months ended September 30, 2021. The increase was due to a 46 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 36 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans decreased 11 basis points and the yield on investment securities decreased 19 basis points. The rate paid on deposits decreased 46 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 27 basis points, and the rate paid on subordinated notes increased 18 basis points.

The Company's overall average interest rate spread decreased four basis points, or 1.2%, from 3.24% during the nine months ended September 30, 2020 to 3.20% during the nine months ended September 30, 2021. The decrease was due to a 58 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 54 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 38 basis points, the yield on investment securities decreased 31 basis points and the yield on other interest-earning assets decreased 12 basis points. The rate paid on deposits decreased 61 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 43 basis points, and the rate paid on subordinated debentures issued to capital trusts decreased 90 basis points.

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

During the three months ended September 30, 2021, the Company recorded a negative provision expense of $3.0 million on its portfolio of outstanding loans, compared to a $4.5 million provision expense recorded for the three months ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded a negative provision expense of $3.7 million on its portfolio of outstanding loans, compared to a $14.4 million provision expense recorded for the nine months ended September 30, 2020. The negative provision for credit losses in the 2021 periods reflected decreased outstanding total loans and continued positive trends in asset quality metrics, combined with an improved economic forecast. During the three months ended September 30, 2021, the national unemployment rate continued to decrease and many measures of economic growth improved. In the three months ended

September 30, 2021 and 2020, the Company experienced net recoveries of $27,000 and net charge-offs of $63,000, respectively. Total net charge-offs were $9,000 and $427,000 for the nine months ended September 30, 2021 and 2020, respectively. The provision for losses on unfunded commitments for the three months ended September 30, 2021 was $643,000 compared to a negative provision expense of $338,000 for the nine months ended September 30, 2021. In the nine-month period, the level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate. In 2020, due to the COVID-19 pandemic and its effects on the overall economy and unemployment, the Company increased its provision for credit losses and increased its allowance for credit losses, even though actual realized net charge-offs were very low.

All FDIC-assisted acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date. These loan pools have been systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes review of financial information, collateral valuations and customer interaction to determine if additional reserves are warranted.

The Bank’s allowance for credit losses as a percentage of total loans was 1.56% and 1.32% at September 30, 2021 and December 31, 2020, respectively. Prior to January 1, 2021, the ratio excluded the FDIC-assisted acquired loans. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2021, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Prior to adoption of the CECL accounting standard on January 1, 2021, FDIC-assisted acquired non-performing assets, including foreclosed assets and potential problem loans, were not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets. These assets were initially recorded at their estimated fair values as of their acquisition dates and accounted for in pools. The loan pools were analyzed rather than the individual loans. The performance of the loan pools acquired in each of the Company’s five FDIC-assisted transactions has been better than expectations as of the acquisition dates. In the tables below, FDIC-assisted acquired assets are included in their particular collateral categories and then the total FDIC-assisted acquired assets are subtracted from the total balances.

At September 30, 2021, non-performing assets, including FDIC-assisted acquired assets, were $7.9 million, a decrease of $171,000 from $8.1 million at December 31, 2020. Non-performing assets as a percentage of total assets were 0.15% at both September 30, 2021 and December 31, 2020. At September 30, 2021, non-performing assets, excluding all FDIC-assisted acquired assets, were $5.2 million, an increase of $1.4 million from $3.8 million at December 31, 2020. Excluding all FDIC-assisted acquired assets, non-performing assets as a percentage of total assets were 0.10% at September 30, 2021, compared to 0.07% at December 31, 2020.

Compared to December 31, 2020, and excluding all FDIC-assisted acquired loans, non-performing loans increased $2.0 million, to $5.0 million at September 30, 2021, and foreclosed and repossessed assets decreased $625,000, to $152,000 at September 30, 2021. Including all FDIC-assisted acquired loans, when compared to December 31, 2020, non-performing loans increased $95,000, to $7.0 million at September 30, 2021, and foreclosed and repossessed assets decreased $266,000, to $957,000 at September 30, 2021. Non-performing one- to four-family residential loans comprised $3.0 million, or 43.0%, of the total non-performing loans at September 30, 2021, a decrease of $1.5 million from December 31, 2020. The majority of the non-performing FDIC-assisted acquired loans are in the one- to four-family category. Non-performing commercial real estate loans comprised $2.6 million, or 37.2%, of the total non-performing loans at September 30, 2021, an increase of $1.7 million from December 31, 2020. Non-performing consumer loans comprised $799,000, or 11.5%, of the total non-performing loans at September 30, 2021, a decrease of $469,000 from December 31, 2020. Non-performing construction and land development loans comprised $468,000, or 6.7%, of the total non-performing loans at September 30, 2021, an increase of $468,000 from December 31, 2020. Non-performing commercial business loans comprised $111,000, or 1.6%, of the total non-performing loans at September 30, 2021, a decrease of $3,000 from December 31, 2020.

Non-performing Loans. Activity in the non-performing loans category during the nine months ended September 30, 2021 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	622	—	—	—	(154)	—	468
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,465	908	(876)	—	(182)	(71)	(1,239)	3,005
Other residential	190	—	(185)	—	—	—	(5)	—
Commercial real estate	849	2,556	(88)	—	(191)	—	(528)	2,598
Commercial business	114	20	—	—	—	—	(23)	111
Consumer	1,268	321	(232)	—	(69)	(184)	(305)	799
Total non-performing loans	6,886	4,427	(1,381)	—	(442)	(409)	(2,100)	6,981
Less: FDIC-assisted acquired loans	3,843	85	(934)	—	(373)	(94)	(589)	1,938

Total non-performing loans net of FDIC-assisted acquired loans	$3,043	$4,342	$(447)	$—	$(69)	$(315)	$(1,511)	$5,043

At September 30, 2021, the non-performing one- to four-family residential category included 45 loans, four of which were added during 2021. The largest relationship in the category was added during 2021 and totaled $351,000, or 11.7% of the total category. The non-performing commercial real estate category included three loans, two of which were added during 2021. The largest relationship in the category was added during 2021 and totaled $2.4 million, or 90.7% of the total category. It is collateralized by an office building in the Chicago, Ill., area. The non-performing consumer category included 38 loans, nine of which were added in 2021. The non-performing land development category consisted of one loan added during 2021, which totaled $468,000 and is collateralized by unimproved zoned vacant ground in southern Illinois.

In the table above, loans that were modified under the guidance provided by the CARES Act are not non-performing loans as they are current under their modified terms. For additional information about these loan modifications, see the “Loan Modifications” section of this report.

Potential Problem Loans. Compared to December 31, 2020, and excluding all FDIC-assisted acquired loans, potential problem loans decreased $1.6 million, to $2.8 million at September 30, 2021. Compared to December 31, 2020, potential problem loans, including the FDIC-assisted acquired loans, decreased $2.0 million, or 35.1%, to $3.8 million at September 30, 2021. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Due to the impact on economic conditions from COVID-19, it is possible that we could experience an increase in potential problem loans in the remainder of 2021. As noted, we experienced an increased level of loan modifications in late March through June 2020; however, total loan modifications were much lower at December 31, 2020, and decreased further through September 30, 2021. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not automatically result in these loans being classified as TDRs, potential problem loans or non-performing loans. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be TDRs, additional potential problem loans and/or additional non-performing loans. Further actions on our part, including additions to the allowance for credit losses, could result.

Activity in the potential problem loans categories during the nine months ended September 30, 2021, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	21	—	—	—	—	—	(5)	16
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,157	—	(314)	(52)	—	—	(330)	1,461
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,080	—	(1,070)	—	—	—	(69)	1,941
Commercial business	—	—	—	—	—	—	—	—
Consumer	588	134	(22)	(1)	(74)	(67)	(181)	377
Total potential problem loans	5,846	134	(1,406)	(53)	(74)	(67)	(585)	3,795
Less: FDIC-assisted acquired loans	1,523	—	(314)	—	—	—	(186)	1,023

Total potential problem loans net of FDIC-assisted acquired loans	$4,323	$134	$(1,092)	$(53)	$(74)	$(67)	$(399)	$2,772

At September 30, 2021, the commercial real estate category of potential problem loans included two loans, neither of which were added during 2021. The largest relationship in this category (added during 2018), which totaled $1.7 million, or 88.9% of the total category, is collateralized by a mixed use commercial retail building in St. Louis, Mo. Payments under the original loan term were current on this relationship at September 30, 2021. Two loans that totaled $1.1 million in the commercial real estate category of potential problem loans (both added during 2020) were upgraded and removed from the potential problem loans category after six months of consecutive payments. The one- to four-family residential category of potential problem loans included 27 loans, none of which were added during 2021. The largest relationship in this category totaled $173,000, or 11.9% of the total category. A single loan of $314,000 in the one- to four- family residential category of potential problem loans was upgraded and removed from the potential problem loans. The consumer category of potential problem loans included 31 loans, six of which were added during 2021.

Other Real Estate Owned and Repossessions. Of the total $1.2 million of other real estate owned and repossessions at September 30, 2021, $285,000 represents properties which were not acquired through foreclosure.

Activity in other real estate owned and repossessions during the nine months ended September 30, 2021, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	263	—	(169)	—	(94)	—
Land development	682	—	(250)	—	—	432
Commercial construction	—	—	—	—	—	—
One- to four-family residential	125	183	(125)	—	—	183
Other residential	—	—	—	—	—	—
Commercial real estate	—	190	—	—	—	190
Commercial business	—	—	—	—	—	—
Consumer	153	611	(612)	—	—	152
Total foreclosed assets and repossessions	1,223	984	(1,156)	—	(94)	957
Less: FDIC-assisted acquired assets	446	373	(14)	—	—	805

Total foreclosed assets and repossessions net of FDIC-assisted acquired assets	$777	$611	$(1,142)	$—	$(94)	$152

At September 30, 2021, the land development category of foreclosed assets consisted of one property in central Iowa (this was an FDIC-assisted acquired asset), which was added prior to 2021. The one- to four-family residential category of foreclosed assets consisted of two properties (both of which were FDIC-assisted acquired assets), both of which were added during 2021. The amount of additions and sales in the consumer category are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the nine months ended September 30, 2021, loans classified as “Watch” decreased $21.2 million, from $64.8 million at December 31, 2020 to $43.6 million at September 30, 2021. This decrease was primarily due to loans being upgraded out of the “watch” category, which primarily included one $14.3 million relationship collateralized by a shopping center, one $10.6 million relationship collateralized by recreational facilities and other real estate and business assets, and one $3.9 million relationship collateralized by a shopping center and other real estate and business assets. One $10.3 million relationship collateralized by a healthcare facility in the Dallas, Texas area was downgraded and added to the “Watch” category. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended September 30, 2021, non-interest income increased $332,000 to $9.8 million when compared to the three months ended September 30, 2020, primarily as a result of the following items:

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $657,000 compared to the prior year period. This increase was primarily due to a reduction in customer usage in the three months ended September 30, 2020 as the COVID-19 pandemic caused many businesses to close and large portions of the U.S. population were required to stay at home for a period of time. In the three months ended September 30, 2021, debit card and ATM usage by customers was back to normal levels, and in some cases, saw increased levels of activity.

Overdraft and insufficient funds fees: Overdraft and insufficient funds fees increased $210,000 compared to the prior year period. This increase was primarily due to reduced fees in the 2020 period. This was due to both a reduction in usage by customers and a decision in March 2020 to waive (through August 31, 2020) certain fees for customers in response to the COVID-19 pandemic. The effects of that decision were felt during March through September 2020.

Net gains on loan sales: Net gains on loan sales decreased $537,000 compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2021 period compared to the 2020 period. Fixed-rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020. As a result of the significant volume of refinance activity in recent periods, and as market interest rates have moved a bit higher in the three months ended September 30, 2021, mortgage refinance volume has decreased and loan originations and related gains on sales of these loans have returned to levels more similar to historic averages.

For the nine months ended September 30, 2021, non-interest income increased $4.0 million to $29.1 million when compared to the nine months ended September 30, 2020, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales increased $2.3 million compared to the prior year period. The increase was due to an increase in originations of fixed-rate single-family mortgage loans during the 2021 period compared to the 2020 period. As noted above, these loan originations increased substantially when market interest rates decreased to historically low levels in the latter half of 2020 and the first half of 2021.

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $2.2 million compared to the prior year period. This increase was due to the same conditions as noted above.

Gain (loss) on derivative interest rate products: In the 2021 period, the Company recognized a gain of $340,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. In the 2020 period, the Company recognized a loss of $424,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. Generally, as market interest rates increase, this creates a net increase in the fair value of these instruments. This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Other income: Other income decreased $1.4 million compared to the prior year period. In the 2020 period, the Company recognized approximately $1.2 million of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties, with fewer of these transactions and related fee income generated in the current period. The Company also recognized approximately $541,000 in income related to the exit of certain tax credit partnerships during the nine months ended September 30, 2020, with no similar activity during the 2021 period.

Non-interest Expense

For the three months ended September 30, 2021, non-interest expense decreased $649,000 to $31.3 million when compared to the three months ended September 30, 2020, primarily as a result of the following item:

Salaries and employee benefits: Salaries and employee benefits decreased $867,000 from the prior year period. In the 2020 period, the Company paid a special cash bonus to all employees totaling $1.1 million in response to the ongoing impacts of the COVID-19 pandemic. This bonus was not repeated in the third quarter of 2021.

For the nine months ended September 30, 2021, non-interest expense decreased $299,000 to $91.9 million when compared to the nine months ended September 30, 2020, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits decreased $812,000 in the nine months ended September 30, 2021 compared to the prior year period. In 2020, the Company approved two special cash bonuses to all employees totaling $2.2 million in response to the COVID-19 pandemic. These bonuses were not repeated in the nine months ended September 30, 2021.

Expense on other real estate owned and repossessions: Expense on other real estate owned and repossessions decreased $473,000 compared to the prior year period primarily due to sales of most foreclosed assets and a smaller amount of repossessed automobiles in the current period, plus higher valuation write-downs of certain foreclosed assets during the prior year period. During the 2020 period, sales and valuation write-downs of certain foreclosed assets totaled a net expense of $136,000, while sales and valuation write-downs in the 2021 period totaled a net gain of $29,000.

Insurance: Insurance expense increased $626,000 compared to the prior year period. This increase was primarily due to an increase in FDIC deposit insurance premiums. In 2020, the Company had a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The remaining deposit insurance fund credit was utilized in 2020 in addition to $522,000 in premiums being due for the nine months ended September 30, 2020, while the premium expense was $1.1 million in the nine months ended September 30, 2021.

The Company’s efficiency ratio for the three months ended September 30, 2021, was 57.27% compared to 59.64% for the same period in 2020. The Company’s efficiency ratio for the nine months ended September 30, 2021, was 56.42% compared to 58.45% for the same period in 2020. In the three- and nine-month periods ended September 30, 2021, the improved efficiency ratio was due to an increase in net interest income, an increase in non-interest income and a decrease in non-interest expense. The Company’s ratio of non-interest expense to average assets was 2.27% and 2.34% for the three months ended September 30, 2021 and 2020, respectively. The Company’s ratio of non-interest expense to average assets was 2.22% and 2.33% for the nine months ended September 30, 2021 and 2020, respectively. Average assets for the three months ended September 30, 2021, increased $62.8 million, or 1.1%, from the three months ended September 30, 2020, primarily due to increases in investment securities and interest bearing cash equivalents, offset by a decrease in net loans receivable. Average assets for the nine months ended September 30, 2021, increased $249.3 million, or 4.7%, from the nine months ended September 30, 2020, primarily due to increases in investment securities and interest bearing cash equivalents, offset by a decrease in net loans receivable.

Provision for Income Taxes

For the three months ended September 30, 2021 and 2020, the Company's effective tax rate was 20.9% and 21.5%, respectively. For the nine months ended September 30, 2021 and 2020, the Company's effective tax rate was 20.9% and 18.8%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. In 2020, the Company’s state income tax expenses were higher than normal in various states due to the recognition of income for tax purposes related to the gain recognized on the termination of the interest rate swap. State tax expense estimates have evolved throughout 2021 as taxable income and apportionment between states have been analyzed. Higher effective tax rates in the 2021 periods were due to higher overall income, lower levels of low income housing tax credits and less tax-exempt interest income compared to prior periods. The Company's effective income tax rate is currently generally expected to remain at or below the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.0% to 21.0% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net fees included in interest income were $2.9 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively. Net fees included in interest income were $7.9 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30,	Three Months Ended			Three Months Ended
	2021(2)	September 30, 2021			September 30, 2020
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.35%	$687,899	$6,333	3.65%	$680,452	$7,379	4.31%
Other residential	4.20	934,727	10,456	4.44	989,574	11,301	4.54
Commercial real estate	4.14	1,537,874	16,477	4.25	1,545,358	16,850	4.34
Construction	4.02	596,747	6,686	4.44	649,985	7,450	4.56
Commercial business	4.36	257,324	3,932	6.06	356,505	3,663	4.09
Other loans	4.78	212,828	2,484	4.63	270,136	3,645	5.37
Industrial revenue bonds(1)	4.43	14,402	168	4.63	15,345	188	4.87

Total loans receivable	4.30	4,241,801	46,536	4.35	4,507,355	50,476	4.46

Investment securities(1)	2.64	453,304	2,877	2.52	449,383	3,060	2.71
Other interest-earning assets	0.15	603,956	227	0.15	270,509	63	0.09

Total interest-earning assets	3.61	5,299,061	49,640	3.72	5,227,247	53,599	4.08
Non-interest-earning assets:
Cash and cash equivalents		101,818			92,244
Other non-earning assets		128,448			147,084
Total assets		$5,529,327			$5,466,575

Interest-bearing liabilities:
Interest-bearing demand and savings	0.13	$2,360,755	922	0.15	$1,962,023	1,650	0.33
Time deposits	0.66	1,114,995	2,003	0.71	1,602,981	5,444	1.35
Total deposits	0.29	3,475,750	2,925	0.33	3,565,004	7,094	0.79
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.02	151,260	10	0.02	159,373	8	0.02
Subordinated debentures issued to capital trusts	1.73	25,774	111	1.71	25,774	128	1.98
Subordinated notes	5.98	108,913	1,671	6.09	148,113	2,201	5.91

Total interest-bearing liabilities	0.40	3,761,697	4,717	0.50	3,898,264	9,431	0.96
Non-interest-bearing liabilities:
Demand deposits		1,085,781			888,568
Other liabilities		46,319			45,123
Total liabilities		4,893,797			4,831,955
Stockholders’ equity		635,530			634,620
Total liabilities and stockholders’ equity		$5,529,327			$5,466,575

Net interest income:
Interest rate spread	3.21%		$44,923	3.22%		$44,168	3.12%
Net interest margin*				3.36%			3.36%
Average interest-earning assets to average interest- bearing liabilities		140.9%			134.1%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $40.8 million and $67.8 million for the three months ended September 30, 2021 and 2020, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $17.6 million and $19.8 million for the three months ended September 30, 2021 and 2020, respectively. Interest income on tax-exempt assets included in this table was $397,000 and $570,000 for the three months ended September 30, 2021 and 2020, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $389,000 and $537,000 for the three months ended September 30, 2021 and 2020, respectively.
(2)	The yield on loans at September 30, 2021 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions. See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended September 30, 2021.

	September 30,	Nine Months Ended			Nine Months Ended
	2021(2)	September 30, 2021			September 30, 2020
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.35%	$676,093	$19,211	3.80%	$645,662	$21,949	4.54%
Other residential	4.20	983,564	32,599	4.43	917,778	32,997	4.80
Commercial real estate	4.14	1,560,208	49,917	4.28	1,522,825	52,820	4.63
Construction	4.02	593,774	19,946	4.49	665,567	24,785	4.97
Commercial business	4.36	290,643	11,365	5.23	318,657	10,215	4.28
Other loans	4.78	224,020	8,019	4.79	293,582	12,068	5.49
Industrial revenue bonds(1)	4.43	14,610	548	5.02	15,453	619	5.35

Total loans receivable	4.30	4,342,912	141,605	4.36	4,379,524	155,453	4.74

Investment securities(1)	2.64	442,794	8,655	2.61	422,696	9,226	2.92
Other interest-earning assets	0.15	513,364	465	0.12	227,506	405	0.24

Total interest-earning assets	3.61	5,299,070	150,725	3.80	5,029,726	165,084	4.38
Non-interest-earning assets:
Cash and cash equivalents		98,482			93,493
Other non-earning assets		130,179			155,233
Total assets		$5,527,731			$5,278,452

Interest-bearing liabilities:
Interest-bearing demand and savings	0.13	$2,287,969	3,154	0.18	$1,792,492	5,629	0.42
Time deposits	0.66	1,212,605	7,450	0.82	1,701,383	21,083	1.66
Total deposits	0.29	3,500,574	10,604	0.41	3,493,875	26,712	1.02
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.02	147,012	29	0.03	195,459	667	0.46
Subordinated debentures issued to capital trusts	1.73	25,774	337	1.75	25,774	511	2.65
Subordinated notes	5.98	135,223	6,060	5.99	104,256	4,633	5.94

Total interest-bearing liabilities	0.40	3,808,583	17,030	0.60	3,819,364	32,523	1.14
Non-interest-bearing liabilities:
Demand deposits		1,047,157			799,594
Other liabilities		44,545			39,983
Total liabilities		4,900,285			4,658,941
Stockholders’ equity		627,446			619,511
Total liabilities and stockholders’ equity		$5,527,731			$5,278,452

Net interest income:
Interest rate spread	3.21%		$133,695	3.20%		$132,561	3.24%
Net interest margin*				3.37%			3.52%
Average interest-earning assets to average interest- bearing liabilities		139.1%			131.7%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $42.3 million and $54.8 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $18.1 million and $20.4 million for the nine months ended September 30, 2021 and 2020, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	The yield on loans at September 30, 2021 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions. See “Net Interest Income” for a discussion of the effect on results of operations for the nine months ended September 30, 2021.

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

	Three Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(1,107)	$(2,833)	$(3,940)
Investment securities	(210)	27	(183)
Other interest-earning assets	54	110	164
Total interest-earning assets	(1,263)	(2,696)	(3,959)
Interest-bearing liabilities:
Demand deposits	(1,016)	288	(728)
Time deposits	(2,093)	(1,348)	(3,441)
Total deposits	(3,109)	(1,060)	(4,169)
Short-term borrowings	2	—	2
Subordinated debentures issued to capital trust	(17)	—	(17)
Subordinated notes	67	(597)	(530)
Total interest-bearing liabilities	(3,057)	(1,657)	(4,714)
Net interest income	$1,794	$(1,039)	$755

	Nine Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(12,546)	$(1,302)	$(13,848)
Investment securities	(992)	421	(571)
Other interest-earning assets	(269)	329	60
Total interest-earning assets	(13,807)	(552)	(14,359)
Interest-bearing liabilities:
Demand deposits	(3,740)	1,265	(2,475)
Time deposits	(8,682)	(4,951)	(13,633)
Total deposits	(12,422)	(3,686)	(16,108)
Short-term borrowings	(505)	(133)	(638)
Subordinated debentures issued to capital trust	(174)	—	(174)
Subordinated notes	44	1,383	1,427
Total interest-bearing liabilities	(13,057)	(2,436)	(15,493)
Net interest income	$(750)	$1,884	$1,134

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its borrowers’ credit needs. At

September 30, 2021, the Company had commitments of approximately $191.9 million to fund loan originations, $1.26 billion of unused lines of credit and unadvanced loans, and $15.9 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	September 30,	June 30,	March 31,	December 31,	December 31,	December 31,
	2021	2021	2021	2020	2019	2018
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$173,758	$173,644	$170,353	$164,480	$155,831	$150,948
Secured by real estate (not one- to four-family)	23,870	20,269	25,754	22,273	19,512	11,063
Not secured by real estate - commercial business	76,885	75,476	71,132	77,411	83,782	87,480

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	68,441	63,471	52,653	42,162	48,213	37,162
Secured by real estate (not one-to four-family)	866,185	847,486	812,111	823,106	798,810	906,006

Loan commitments not closed
Secured by real estate (one-to four-family)	62,096	66,037	93,229	85,917	69,295	24,253
Secured by real estate (not one-to four-family)	126,815	55,216	50,883	45,860	92,434	104,871
Not secured by real estate - commercial business	3,000	—	3,119	699	—	405

	$1,401,050	$1,301,599	$1,279,234	$1,261,908	$1,267,877	$1,322,188

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

At September 30, 2021, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$905.7 million
Federal Reserve Bank line	$396.6 million
Cash and cash equivalents	$769.2 million
Unpledged securities	$236.4 million

Statements of Cash Flows. During the nine months ended September 30, 2021 and 2020, the Company had positive cash flows from operating activities. The Company had positive cash flows from investing activities during the nine months ended September 30, 2021 and negative cash flows from investing activities during the nine months ended September 30, 2020. The Company had negative cash flows from financing activities during the nine months ended September 30, 2021 and positive cash flows from financing activities during the nine months ended September 30, 2020.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $77.7 million and $35.8 million during the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, investing activities provided cash of $239.9 million, primarily due to the net repayment of loans and payments received on investment securities, partially offset by the purchase of investment securities and the purchase of loans. Investing activities in the 2020 period used cash of $278.9 million, primarily due to the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by cash proceeds from the termination of interest rate derivatives, the sale of other real estate owned and payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options. Financing activities used cash of $112.2 million during the nine months ended September 30, 2021 and provided cash of $361.2 million during the nine months ended September 30, 2020. In the 2021 nine-month period, financing activities used cash primarily as a result of decreases in time deposits, redemption of subordinated notes, dividends paid to stockholders and the repurchase of the Company’s common stock, partially offset by net increases in checking account balances. In the 2020 nine-month period, financing activities provided cash primarily as a result of net increases in checking account balances, partially offset by decreases in short-term borrowings, decreases in time deposits, dividends paid to stockholders and the purchase of the Company’s common stock. Also in the 2020 period, cash was provided by the issuance of subordinated notes.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2021, the Company's total stockholders' equity and common stockholders’ equity were each $624.6 million, or 11.5% of total assets, equivalent to a book value of $46.73 per common share. As of December 31, 2020, total stockholders’ equity and common stockholders’ equity were each $629.7 million, or 11.4% of total assets, equivalent to a book value of $45.79 per common share. At September 30, 2021, the Company’s tangible common equity to tangible assets ratio was 11.4%, compared to 11.3% at December 31, 2020 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at September 30, 2021 and December 31, 2020, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $12.0 million and $23.3 million, respectively. This decrease in unrealized gains primarily resulted from rising market interest rates, which decreased the fair value of investment securities.

Also included in stockholders’ equity at September 30, 2021, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $25.2 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At September 30, 2021, the remaining pre-tax amount to be recorded in interest income was $32.6 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2021, the Bank's common equity Tier

1 capital ratio was 14.7%, its Tier 1 capital ratio was 14.7%, its total capital ratio was 15.9% and its Tier 1 leverage ratio was 11.7%. As a result, as of September 30, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Bank's common equity Tier 1 capital ratio was 13.7%, its Tier 1 capital ratio was 13.7%, its total capital ratio was 14.9% and its Tier 1 leverage ratio was 11.8%. As a result, as of December 31, 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2021, the Company's common equity Tier 1 capital ratio was 13.4%, its Tier 1 capital ratio was 14.0%, its total capital ratio was 16.9% and its Tier 1 leverage ratio was 11.1%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of September 30, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Company's common equity Tier 1 capital ratio was 12.2%, its Tier 1 capital ratio was 12.7%, its total capital ratio was 17.2% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2021, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

On August 15, 2021, the Company completed the redemption, at par, of all $75.0 million aggregate principal amount of its 5.25% subordinated notes due August 15, 2026. The Company utilized cash on hand for the redemption payment. The annual combined interest expense and amortization of deferred issuance costs on these subordinated notes was approximately $4.3 million. These subordinated notes were included as capital in the Company’s calculation of its total capital ratio.

For additional information, see “Item 1. Business--Government Supervision and Regulation-Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Dividends. During the three months ended September 30, 2021, the Company declared a common stock cash dividend of $0.36 per share, or 24% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in June 2021). During the three months ended September 30, 2020, the Company declared a common stock cash dividend of $0.34 per share, or 35% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in June 2020). During the nine months ended September 30, 2021, the Company declared common stock cash dividends of $1.04 per share, or 24% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.02 per share ($0.34 of which was declared in December 2020). During the nine months ended September 30, 2020, the Company declared common stock cash dividends of $2.02 per share, or 69% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $2.02 per share ($0.34 of which was declared in December 2019). The total dividends declared during the nine months ended September 30, 2020, consisted of regular cash dividends of $1.02 per share and a special cash dividend of $1.00 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.36 per share dividend declared but unpaid as of September 30, 2021, was paid to stockholders in October 2021.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2021, the Company issued 14,439 shares of stock at an average price of $37.87 per share to cover stock option exercises and repurchased 307,059 shares of its common stock at an average price of $53.13 per share. During the three months ended September 30, 2020, the Company issued 2,550 shares of stock at an average price of $26.53 per share to cover stock option exercises and repurchased 206,400 shares of its common stock at an average price of $37.39 per share. During the nine months ended September 30, 2021, the Company issued 63,570 shares of stock at an average price of $41.57 per share to cover stock option exercises and repurchased 449,438 shares of its common stock at an average price of $52.89 per share. During the nine months ended September 30, 2020, the Company issued 9,625 shares of stock at an average price of $33.76 per share to cover stock option exercises and repurchased 390,107 shares of its common stock at an average price of $40.67 per share.

Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the Company’s stock would contribute to the overall growth of shareholder value. The number of shares of stock that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors typically include the number of shares available in the market from sellers at any given time, the market price of the stock and the projected impact on the Company’s earnings per share and capital.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	September 30, 2021	December 31, 2020

	(Dollars in Thousands)

Common equity at period end	$624,641	$629,741
Less: Intangible assets at period end	6,239	6,944
Tangible common equity at period end (a)	$618,402	$622,797

Total assets at period end	$5,451,835	$5,526,420
Less: Intangible assets at period end	6,239	6,944
Tangible assets at period end (b)	$5,445,596	$5,519,476

Tangible common equity to tangible assets (a) / (b)	11.36%	11.28%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2021, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. Subsequent to September 30, 2021, cumulative time deposit maturities are as follows: within three months --$274 million; within six months -- $438 million; and within twelve months -- $795 million. At September 30, 2021, the weighted average interest rates on these various cumulative maturities were 0.61%, 0.61% and 0.60%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At September 30, 2021, the Federal Funds rate stood at 0.25%. A substantial portion of Great Southern’s loan portfolio ($1.80 billion at September 30, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2021. Of these loans, $1.78 billion had interest rate floors at various rates. Great Southern also has a portfolio of loans ($533.8 million at September 30, 2021) tied to a “prime rate” of interest and will adjust immediately with changes to the “prime rate” of interest. Of these loans, $503.6 million had interest rate floors at various rates. At September 30, 2021, $1.3 billion in LIBOR and “prime rate” loans were at their floor rate. If rates were to increase 25 basis points, loans of $284.6 million would move above their floor rate. If rates were to increase 50 basis points, an additional $344.8 million in loans would move above their floor rate. During 2020, we experienced some compression of our net interest margin due to Federal Fund rate cuts totaling 1.50%. Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets. LIBOR interest rates decreased further in April and May of 2020, putting pressure on loan yields during most of 2020 and 2021, and strong pricing competition for loans and deposits remains in most of our markets.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2021, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30,2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2021.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

July 1, 2021 – July 31, 2021	65,986	$52.86	65,986	728,170
August 1, 2021 – August 31, 2021	111,473	53.22	111,473	616,697
September 1, 2021 – September 30, 2021	129,600	53.18	129,600	487,097
	307,059	$53.13	307,059
(1)	Amount represents the number of shares available to be repurchased under the current program as of the last calendar day of the month shown.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: November 5, 2021	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)