Form 10-K
period 2021-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2022-03-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ⌧

The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2021, computed by reference to the closing price of such shares on that date, was $562,967,875. At March 2, 2022, 12,891,526 shares of the Registrant’s common stock were outstanding.

PART I

ITEM 1.BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

Great Southern Bancorp, Inc. (“Bancorp” or “Company”) is a bank holding company, a financial holding company and the parent of Great Southern Bank (“Great Southern” or the “Bank”). Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. The Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company. In 2004, Bancorp was re-incorporated under the laws of the State of Maryland.

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank, although the Company has not yet chosen to offer financial services beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2021, Bancorp's consolidated total assets were $5.45 billion, consolidated net loans were $4.01 billion, consolidated deposits were $4.55 billion and consolidated total stockholders' equity was $616.8 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The assets of the Company at the holding company level consist primarily of the stock of Great Southern and cash.

Through the Bank and subsidiaries of the Bank, the Company primarily offers a variety of banking and banking-related services, which are discussed further below. The activities of the Company are funded by retained earnings and through dividends from Great Southern. Activities of the Company may also be funded through borrowings from third parties or sales of additional securities.

The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri, 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 93 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis area; eastern Kansas; northwestern Arkansas; the Minneapolis area and eastern, western and central Iowa. At December 31, 2021, the Bank had total assets of $5.45 billion, net loans of $4.02 billion, deposits of $4.60 billion and equity capital of $672.3 million, or 12.3% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation (“FDIC”).

The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two FDIC-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years. In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank. In these two transactions we acquired assets with a fair value of approximately $499.9 million (approximately 18.8% of the Company’s total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 24.9% of the Company’s total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total consolidated assets at acquisition), respectively. They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009. Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas. These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska. In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis. In this transaction we acquired assets with a fair value of approximately $248.9 million (approximately 7.3% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), which added four locations in the greater Minneapolis area and represented a new market for the Company. In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.

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

Also in 2014, the Bank entered into a purchase and assumption agreement to acquire certain assets and depository accounts from Neosho, Missouri-based Boulevard Bank (“Boulevard”), which added one location in the Neosho, Missouri market, where the Company already operated a banking center. In this transaction, we acquired assets (primarily cash and cash equivalents) with a fair value of approximately $92.5 million (approximately 2.6% of the Company’s total consolidated assets at acquisition) and assumed liabilities (all deposits and related accrued interest) with a fair value of approximately $93.3 million (approximately 2.6% of the Company’s total consolidated assets at acquisition). This acquisition resulted in recognition of $790,000 of goodwill.

The Company also opened commercial loan production offices in Dallas, and Tulsa, Oklahoma, during 2014. The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans.

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

Also in 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches, including related loans, and to assume related deposits in the St. Louis area from Cincinnati-based Fifth Third Bank. The acquisition was completed at the close of business on January 29, 2016. The deposits assumed totaled approximately $228 million and had a weighted average rate of approximately 0.28%. The loans acquired totaled approximately $159 million and had a weighted average yield of approximately 3.92%.

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

The Company opened a commercial loan production office in Chicago during 2017. The primary products offered in this office are commercial real estate, commercial business and commercial construction loans.

In March 2018, the Bank entered into a definitive agreement to sell its four banking centers, including all of the associated deposits (totaling approximately $56 million), in the Omaha, Nebraska market to Lincoln, Nebraska-based West Gate Bank. This sale transaction was completed in July 2018.

The Company opened two commercial loan production offices – one in Denver and one in Atlanta – in late 2018. The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans.

In March 2019, the Company ceased operating its indirect automobile financing unit. Market forces, including strong rate competition for well-qualified borrowers, made indirect lending through automobile dealerships a significant challenge to efficient and profitable operations over the long term. In addition, indirect loan balances had significantly declined in 2018 and 2019 after tightened underwriting guidelines were implemented by the Company in the latter part of 2016, in response to more challenging consumer credit conditions. The Company continues to offer direct consumer loans through its banking center network.

In April 2019, the Company consolidated its Fayetteville, Arkansas, location into its Rogers, Arkansas, banking center. The Company now operates one banking center in Arkansas. In September 2019, the Company consolidated its Ames, Iowa, banking center into its North Ankeny, Iowa, office. The Company entered the Ames market with only one banking center through the Valley Bank FDIC-assisted acquisition in 2014.

In April 2020, the Company was notified by its landlord that the Great Southern banking centers located inside the Hy-Vee stores at 2900 Devils Glen Rd in Bettendorf, Iowa, and 2351 W. Locust St. in Davenport, Iowa, had to permanently cease operations at those locations due to store infrastructure changes. Customer accounts were transferred to nearby offices. Great Southern operates three banking centers in the Quad Cities market area – two in Davenport and one in Bettendorf.

In August 2020, remodeling of the downtown office at 1900 Main in Parsons, Kansas, was completed, which included the addition of drive-thru banking lanes. With this completion, the nearby drive-thru facility was consolidated into the downtown office, leaving one location serving the Parsons market.

In September 2021, the Company opened a new banking center at 2801 E. 32nd Street in Joplin, Missouri, replacing a nearby leased office. The Company currently has two banking centers serving the Joplin market.

In November 2021, the Company consolidated one banking center in the St. Louis region. The Westfall Plaza banking center was consolidated into a nearby Great Southern office less than three miles away. The Company operates 18 banking centers serving the greater St. Louis area.

The Company opened a commercial loan production office in Phoenix in February 2022. The primary products offered in this office are commercial real estate, commercial business and commercial construction loans.

Great Southern is principally engaged in the business of originating commercial real estate loans, construction loans, other commercial loans, multi-family and single-family residential real estate loans and consumer loans and funding these loans by attracting deposits from the general public, obtaining brokered deposits and through borrowings from the Federal Home Loan Bank of Des Moines (the “FHLBank”) and others.

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

The corporate office of Great Southern is located at 218 South Glenstone, Springfield, Missouri, 65802 and its telephone number at that address is (417) 887-4400.

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

Market Areas

The Company currently operates 93 full-service retail banking offices, serving nearly 137,000 households in six states – Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska. The Company also operates commercial loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Nebraska, Phoenix and Tulsa, Oklahoma, and a mortgage lending office in Springfield, Missouri.

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

Great Southern’s largest concentration of deposits and loans are in the Springfield, Missouri, and St. Louis, market areas. In the last several years, the Company’s deposit and loan portfolios have become more diversified because of its history of five FDIC-assisted acquisitions and organic growth. The FDIC-assisted acquisitions significantly expanded the Company’s geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding significant operations in Iowa, Kansas and Minnesota. Besides the Springfield and St. Louis market areas, the Company has deposit and loan concentrations in the following market areas: Kansas City, Missouri; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Minneapolis; and Eastern Iowa in the area known as the "Quad Cities." Deposits and loans are also generated in banking centers in rural markets in Missouri, Iowa, and Kansas.

At December 31, 2021, the Company's total deposits were $4.55 billion. At that date, the Company had deposits in Missouri of $3.23 billion, which included its two largest deposit concentrations, in the Springfield and St. Louis areas, with $1.74 billion and $709 million, respectively. At December 31, 2021, the Company also had deposits of $713 million in Iowa, $361 million in Kansas, $201 million in Minnesota, $24 million in Nebraska and $23 million in Arkansas.

The Company has commercial loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Nebraska and Tulsa, Oklahoma. These offices generate a significant percentage of the Company’s commercial loan production. Commercial lending groups in our Kansas City, Missouri, Des Moines, Iowa, Minneapolis, Springfield, Missouri, and St. Louis, banking offices also generate a significant percentage of the Company’s commercial loan production. In February 2022, the Company opened a commercial loan production office in Phoenix.

Lending Activities

General

From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations merged with larger institutions and changed their business practices or moved operations away from the Springfield, Missouri area, and others consolidated operations from the Springfield, Missouri area to larger cities. This provided Great Southern expanded opportunities in residential and commercial real estate lending as well as in the origination of commercial business and consumer loans.

In addition to originating loans, the Bank has expanded and enlarged its relationships with other banks of varying asset sizes to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain the entire balance in their portfolios due to capital or borrower relationship size limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2021, the balance of loan participations purchased and held in the portfolio was $275.5 million, or 6.8% of the total loan portfolio. All of these loan participations were performing at December 31, 2021.

One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates. To date, Great Southern has not experienced difficulties selling these loans in the secondary market and has had minimal requests for repurchase. Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern, but generally servicing is released to the purchaser of the loan. Great Southern retains in its portfolio substantially all of the adjustable-rate mortgage loans that it originates.

Another principal lending activity of Great Southern is the origination of commercial real estate, other residential (multi-family) and multi-family and commercial construction loans. Since the early 1990s, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans have represented the largest percentage of the loan portfolio. At December 31, 2021, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans accounted for approximately 37%, 17% and 16%, respectively, of the total outstanding portfolio. In addition, one- to four-family residential loans accounted for approximately 17% of the total outstanding portfolio.

In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans and home equity loans, and also has issued letters of credit. Letters of credit are contingent obligations and are not included in the Bank's loan portfolio. See "- Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2021 and 2020, loans secured by second liens on residential properties were $78.5 million, or 1.9%, and $87.3 million, or 2.0%, respectively, of our total loan portfolio. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available. Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur. On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support. While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial real estate loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of $5,000,000 or more (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Credit Officer (chairman of the committee), Chief Lending Officer, Director of Commercial Lending, Director of Credit Underwriting, and other Regional Managing Directors of the Bank involved in lending activities. All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality. These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type. It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Generally, deviations from approved underwriting standards may only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained. The loan committee reviews all new loan originations in excess of lender approval authorities. For secured loans originated and held, most lenders have approval authorities of $250,000 or below while twelve Senior Managers have approval authority of varying amounts up to $2 million. Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $5 million for fourteen Senior Managers and Underwriters.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.”) As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2021, this limit was approximately $175.3 million. See "Government Supervision and Regulation." At December 31, 2021, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2021, the Bank's largest relationship for purposes of this limit, which consists of eleven loans, totaled $101.5 million. This amount represents the total commitment for this relationship at December 31, 2021; the outstanding balance at that date was $46.0 million. One loan had an undisbursed credit line. The collateral for the loans consist of multiple industrial real estate projects. In addition, we obtained personal guarantees from the principal owner of the borrowing entities for each of these loans. All loans included in this relationship were current at December 31, 2021. At December 31, 2021, we also had six other loan relationships that each exceeded $50 million. All loans included in these relationships were current at December 31, 2021. Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors. Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States. In addition to the market areas where the Company has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Arizona, Florida, Michigan and Wisconsin. At December 31, 2021, loans in these states comprised 3% or less each, respectively, of the total loan portfolio.

Loan Portfolio Composition

The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for credit losses) as of the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles and are qualified by reference to the Company’s Consolidated Financial Statements and the notes thereto contained in Item 8 of this report.

Great Southern Loan Portfolio Composition:

	December 31,
	2021(3)		2020(3)		2019(3)		2018(3)		2017(3)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$690,328	16.9%	$661,859	15.1%	$595,995	14.1%	$502,822	12.4%	$450,184	11.8%
Other residential	697,903	17.1	1,005,764	22.9	818,088	19.4	777,345	19.2	728,860	19.2
Commercial(2)	1,490,433	36.5	1,580,313	36.1	1,510,250	35.8	1,404,089	34.6	1,281,101	33.7
Residential construction:
One- to four- family	62,161	1.5	28,191	0.6	25,573	0.6	32,271	0.8	28,775	0.8
Other residential	480,474	11.8	374,188	8.5	490,797	11.6	376,575	9.3	208,883	5.5
Commercial construction	177,693	4.3	164,193	3.8	185,965	4.4	234,678	5.8	248,045	6.5

Total real estate loans	3,598,992	88.1	3,814,508	87.0	3,626,668	85.9	3,327,780	82.1	2,945,848	77.5

Other Loans:
Consumer loans:
Automobile, boat, etc.	86,074	2.1	126,364	3.0	197,658	4.7	309,201	7.6	418,594	11.0
Home equity and improvement	119,965	2.9	120,201	2.7	131,200	3.1	142,842	3.5	143,217	3.9
Other	743	—	1,582	—	2,474	0.1	3,787	0.1	5,283	0.1
Total consumer loans	206,782	5.0	248,147	5.7	331,332	7.9	455,830	11.2	567,094	15.0

Other commercial loans	280,513	6.9	320,860	7.3	261,991	6.2	269,650	6.7	286,707	7.5

Total other loans	487,295	11.9	569,007	13.0	593,323	14.1	725,480	17.9	853,801	22.5

Total loans	4,086,287	100.0%	4,383,515	100.0%	4,219,991	100.0%	4,053,260	100.0%	3,799,649	100.0%

Less:
Deferred fees and discounts	9,298		13,188		16,473		24,200		28,652
Allowance for credit losses	60,754		55,743		40,294		38,409		36,492

Total loans receivable, net	$4,016,235		$4,314,584		$4,163,224		$3,990,651		$3,734,505
(1)	Includes loans held for sale.
(2)	Total commercial real estate loans included industrial revenue bonds of $14.2 million, $15.1 million, $14.4 million, $15.3 million, and $23.9 million at December 31, 2021, 2020, 2019, 2018, and 2017.
(3)	The portfolio composition tables presented in the Bancorp Annual Reports on Form 10-K for the years ended December 31, 2017 - 2020 was divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

The following tables show the fixed- and adjustable-rate composition of the Bank’s loan portfolio at the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles. The portfolio composition by fixed and adjustable rate tables presented in the Bancorp Annual Reports on Form 10-K for the years ended December 31, 2017 - 2020 was divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$161,077	3.9%	$167,738	3.8%	$183,971	4.3%	$193,953	4.8%	$202,658	5.3%
Other residential	328,726	8.1	342,884	7.8	346,027	8.2	379,371	9.3	260,436	6.9
Commercial	776,967	19.0	744,021	17.0	761,389	18.1	697,887	17.2	612,053	16.1
Residential construction:
One- to four- family	31,941	0.8	11,245	0.2	11,412	0.3	11,506	0.3	12,295	0.4
Other residential	59,214	1.5	52,261	1.2	39,223	0.9	19,165	0.5	6,636	0.2
Commercial construction	28,612	0.7	34,621	0.8	43,893	1.0	58,675	1.5	46,366	1.2

Total real estate loans	1,386,537	34.0	1,352,770	30.8	1,385,915	32.8	1,360,557	33.6	1,140,444	30.1
Consumer	78,643	1.9	120,007	2.8	192,619	4.6	304,074	7.5	414,780	10.9
Other commercial	144,196	3.5	221,995	5.1	122,300	2.9	132,054	3.2	134,345	3.5
Total fixed-rate loans	1,609,376	39.4	1,694,772	38.7	1,700,834	40.3	1,796,685	44.3	1,689,569	44.5

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	529,251	13.0	494,121	11.3	412,024	9.8	308,869	7.6	247,526	6.5
Other residential	369,177	9.0	662,880	15.1	472,061	11.2	397,974	9.9	468,424	12.3
Commercial	713,466	17.5	836,292	19.1	748,861	17.7	706,202	17.4	669,048	17.6
Residential construction:
One- to four- family	30,220	0.7	16,946	0.4	14,161	0.3	20,765	0.5	16,480	0.4
Other residential	421,260	10.3	321,927	7.3	451,574	10.7	357,410	8.8	202,247	5.3
Commercial construction	149,081	3.6	129,572	3.0	142,072	3.4	176,003	4.3	201,679	5.3

Total real estate loans	2,212,455	54.1	2,461,738	56.2	2,240,753	53.1	1,967,223	48.5	1,805,404	47.4
Consumer	128,139	3.1	128,140	2.9	138,713	3.3	151,756	3.7	152,314	4.1
Other commercial	136,317	3.4	98,865	2.2	139,691	3.3	137,596	3.5	152,362	4.0
Total adjustable-rate loans	2,476,911	60.6	2,688,743	61.3	2,519,157	59.7	2,256,575	55.7	2,110,080	55.5

Total Loans	4,086,287	100.0%	4,383,515	100.0%	4,219,991	100.0%	4,053,260	100.0%	3,799,649	100.0%
Less:
Deferred fees and discounts	9,298		13,188		16,473		24,200		28,652
Allowance for credit losses	60,754		55,743		40,294		38,409		36,492

Total loans receivable, net	$4,016,235	$4,314,584	$4,163,224	$3,990,651	$3,734,505

Great Southern Loan Portfolio Composition by Contractual Maturities:

	One Year	After One Year	After Five Years	After Fifteen
	or Less	through Five Years	through Fifteen Years	Years	Total

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$14,887	$95,025	$64,348	$516,068	$690,328
Other residential	236,743	370,945	86,880	3,335	697,903
Commercial	403,210	860,040	225,113	2,070	1,490,433
Residential construction:
One- to four- family	28,760	27,898	2,663	2,840	62,161
Other residential	105,361	372,871	367	1,875	480,474
Commercial construction	64,033	108,667	280	4,713	177,693

Total real estate loans	852,994	1,835,446	379,651	530,901	3,598,992
Other Loans:
Consumer loans:
Automobile and other	19,535	49,032	15,637	2,613	86,817
Home equity and improvement	12,970	42,331	63,280	1,384	119,965

Total consumer loans	32,505	91,363	78,917	3,997	206,782

Other commercial loans	83,799	149,879	45,059	1,776	280,513

Total other loans	116,304	241,242	123,976	5,773	487,295

Total loans	$969,298	$2,076,688	$503,627	$536,674	$4,086,287

The below table presents loans due after December 31, 2022 with fixed and adjustable interest rates as of December 31, 2021.

	Fixed Rates	Adjustable Rates	Total Loans

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$149,746	$525,695	$675,441
Other residential	281,374	179,786	461,160
Commercial	665,212	422,011	1,087,223
Residential construction:
One- to four- family	26,705	6,696	33,401
Other residential	42,965	332,148	375,113
Commercial construction	22,786	90,874	113,660

Total real estate loans	1,188,788	1,557,210	2,745,998
Other Loans:
Consumer loans:
Automobile and other	65,144	2,138	67,282
Home equity and improvement	553	106,442	106,995

Total consumer loans	65,697	108,580	174,277

Other commercial loans	127,253	69,461	196,714

Total other loans	192,950	178,041	370,991

Total loans	$1,381,738	$1,735,251	$3,116,989

At December 31, 2021, $78.5 million, or 1.9%, of total loans were secured by junior lien mortgages and $11.7 million, or 2.0% of residential real estate loans, were interest only residential real estate loans. At December 31, 2020, $87.3 million, or 2.0%, of total loans were secured by junior lien mortgages and $14.6 million, or 2.6% of residential real estate loans, were interest only residential real estate loans. While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance. The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

Residential Real Estate Lending

At December 31, 2021 and 2020, loans secured by residential real estate, excluding that which is under construction, totaled $1.4 billion and $1.7 billion, respectively, and represented approximately 34.0% and 38.0%, respectively, of the Bank's total loan portfolio. The Bank's one- to four-family residential real estate loan portfolio increased during 2021, due to organic growth. The other residential (multi-family) loan portfolio decreased as a result of the higher level of loan repayments we experienced in 2021. New loan origination volumes were strong and consistent with levels seen in the past couple of years. For many years, other residential (multi-family) loan balances had increased as the Bank emphasized this type of loan. The Bank's outstanding other residential (multi-family) loan portfolio decreased by approximately 30.6% in 2021.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods or with rates that are fixed for the first few years of the loan and then adjust annually. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon either changes in the average of interbank offered rates for twelve-month U.S. Dollar-denominated deposits in the London Market (LIBOR) or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank’s cost of funds. Generally, the Bank’s adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to seven years). LIBOR interest rates are expected to be phased out over time and be replaced with other market index rates. See Item 1A. Risk Factors – “Risks Relating to the Company and the Bank – Risks Relating to Market Interest Rates – The replacement of the LIBOR benchmark interest rate may adversely affect us.”

Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. The indices used by Great Southern for these types of loans have increased, but not significantly, at various times in the past ten years. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect. From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2020, these delinquencies trended lower. However, in 2020 and 2021, due to the COVID-19 pandemic, some borrowers requested payment deferrals on their mortgage loans. At December 31, 2021, very few loans remained under payment deferral due to COVID-19. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Loan Modifications.”

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s. Great Southern engages in commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio. At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio. The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans. Since December 31, 2008, the commercial construction loan portfolio (including multi-family residential construction) has decreased from 32% of the loan portfolio to 16% of the loan portfolio at December 31, 2021, while, overall, the percentage of commercial real estate loans in the total loan portfolio has trended upward, and was about 37% of the total loan portfolio at December 31, 2021. The increase in commercial real estate loans in 2017-2019 reflects some economic improvement with increased investor activity in sales and purchases of these types of properties and refinancing of loans secured by these types of properties. Over the last three years, commercial real estate loans made up approximately 36-37% of the total loan portfolio while outstanding commercial construction loans (including multi-family residential construction) were 12-16%. The COVID-19 pandemic generally caused a decrease in commercial real estate lending activity in 2020, but activity generally resumed at pre-pandemic levels in 2021. See "Government Supervision and Regulation" below.

At December 31, 2021 and 2020, loans secured by commercial real estate, excluding that which is under construction, totaled $1.5 billion and $1.6 billion, respectively, or approximately 36.5% and 36.1%, respectively, of the Bank's total loan portfolio. In addition, at December 31, 2021 and 2020, construction loans secured by projects under construction and the land on which the projects are located aggregated $720.3 million and $566.6 million, respectively, or 17.6% and 12.9%, respectively, of the Bank's total loan portfolio. A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied either to the national prime rate or LIBOR interest rates, or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

Beyond the outstanding balance of our construction loans, our loan portfolio possesses increased risk due to the amount of unfunded portions of commercial, residential and other residential (multi-family) construction loans. At December 31, 2021, we had $1.05 billion in the unfunded portion of construction loans which have been closed, but are not yet fully funded. These balances are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

The Bank’s construction loans generally have a term of eighteen months or less. The construction loan agreements for one- to four-family projects generally require principal reductions as individual condominium units or single-family houses are built and sold to a third party. This ensures that the remaining loan balance, as a proportion of the value of the remaining security, does not increase, assuming that the value of the remaining security does not decrease. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate with inspections of the project performed in connection with each disbursement request. Normally, Great Southern’s commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank’s commercial real estate and construction loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2021. These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

		Percentage of	Non-Performing
		Total Loan	Loans at
Collateral Type	Loan Balance	Portfolio	December 31, 2021

	(Dollars In Thousands)

Retail (Varied Projects)	$343,293	8.4%	$0
Health Care Facilities	$274,372	6.7%	$0
Office Industry	$264,681	6.5%	$0
Motels/Hotels	$255,597	6.3%	$0
Warehouses	$165,731	4.1%	$0

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

Construction loans involve additional risks attributable to the fact that loan funds are advanced based on the value of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. See also the discussion under the headings “- Classified Assets” and “- Loan Delinquencies and Defaults” below.

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. The Company began offering this service during 2011. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2021, the Company had 12 interest rate swaps totaling $93.9 million in notional amount with commercial customers, and 12 interest rate swaps with the same notional amount with third parties related to this program. As of December 31, 2020, the Company had 19 interest rate swaps totaling $142.8 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to this program. During the years ended December 31, 2021 and 2020, the Company recognized net gains (losses) of $312,000 and $(264,000) respectively, in noninterest income related to changes in the fair value of interest rate swaps.

Other Commercial Lending

At December 31, 2021 and 2020, Great Southern had $281 million and $321 million, respectively, in other commercial loans outstanding, or 6.9% and 7.3%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

In 2020, the increase in other commercial loans was primarily related to loans originated as part of the SBA's Paycheck Protection Program ("PPP"). The outstanding balance of PPP loans was approximately $10 million and $95 million at December 31, 2021 and December 31, 2020, respectively.

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

The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri and the St. Louis, Missouri area. With the FDIC-assisted acquisitions in 2009, 2011, 2012 and 2014, geographic concentrations for commercial loans expanded to include the greater Kansas City, Missouri area, several areas in Iowa, and the Minneapolis-St. Paul area. Great Southern has continued its commercial lending in all of these geographic areas as well as through our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Tulsa and (since February 2022) Phoenix.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2021, Great Southern had 56 letters of credit outstanding in the aggregate amount of $13.4 million. Approximately 26% of the aggregate dollar amount of these letters of credit was secured, including 16 letter of credit totaling $3.6 million secured by real estate.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern’s exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes offering consumer loan products helps expand and create stronger ties to its existing customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans totaled $207 million and $248 million at December 31, 2021 and 2020, respectively, or 5.0% and 5.7%, respectively, of the Bank’s total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. While the Bank’s initial and ongoing concentrated effort was on automobiles, the program evolved for use from time to time with other tangible products where financing of the product is provided through the seller, including, to a lesser extent, boats and manufactured homes. At December 31, 2021 and 2020, the Bank had $86 million and $126 million, respectively, of direct and indirect auto, boat, modular home and recreational vehicle loans in its portfolio.

Indirect consumer loans decreased significantly after 2017, primarily due to tightened underwriting guidelines on automobile lending implemented by the Company in the latter part of 2016, and were $31 million and $66 million at December 31, 2021 and 2020, respectively. The total indirect consumer loan portfolio at December 31, 2021 was comprised of the following types of loans: $16 million of used auto loans, $14 million of manufactured home loans and various other loans including loans for new autos, RVs, boats, ATVs and motorcycles.

The environment for providing indirect automobile lending services has been difficult over the last several years. As indicated above, in the latter part of 2016, in response to more challenging consumer credit conditions, the Company tightened its underwriting guidelines on automobile lending. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. The changes in underwriting guidelines resulted in lower origination volume, and as such, outstanding consumer auto loan balances have decreased significantly since the end of 2016. After a review of the indirect automobile lending model, the decision was made to exit this business line effective March 31, 2019. Market and financial forces, including strong rate competition for well-qualified borrowers, have made indirect automobile lending less profitable over the long term. The Company will continue servicing indirect automobile loans made before March 31, 2019, until each loan agreement is satisfied. Direct consumer lending through the Company’s banking center network is expected to continue as normal.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank generally retains the servicing of these loans. The Bank purchased $152.8 million and $92.1 million of these loans in the fiscal years ended December 31, 2021 and 2020, respectively. Of the total $275.5 million of purchased participation loans outstanding at December 31, 2021, the largest aggregate amount outstanding purchased from one institution was $48.4 million. This amount was comprised of eight loans, four of which were secured by a hotel in St. Louis, three were secured by warehouses, and one was secured by a commercial land and development project in the St. Louis area.

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

The Bank sold one- to four-family whole real estate loans, SBA-guaranteed loans and loan participations in aggregate amounts of $341.9 million, $309.1 million and $128.4 million during fiscal 2021, 2020, and 2019, respectively. The Bank typically sells long-term fixed rate mortgages. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended December 31, 2021, 2020 and 2019 were $9.5 million, $8.1 million and $2.6 million, respectively. These gains were primarily from the sale of fixed-rate residential loans. The increase in 2021 was related to an increase in fixed rate single-family mortgage loans originated that are generally subsequently sold in the secondary market.

The Bank serviced loans owned by others totaling approximately $385.8 million and $462.7 million at December 31, 2021 and 2020, respectively. Of the total loans serviced for others at December 31, 2021, $249.5 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties. The remaining $136.3 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2021, 2020 and 2019, of $499,000, $637,000 and $167,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

Loan Delinquencies and Defaults

When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower.

Additional written contacts are made with the borrower 45 and 60 days after the due date. If the delinquency continues for a period of 65 days, the Bank usually institutes appropriate action to foreclose on the collateral. The actual time it takes to foreclose on the collateral varies depending on the particular circumstances and the applicable governing law. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is five days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by the Bank that it would be beneficial from a cost basis.

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

In the table below for 2021 and 2020, loans that were modified under the guidance provided by the CARES Act are included in the “Current Amount” column as they are current under their modified terms. For additional information about these loan modifications, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loan Modifications.”

The following tables set forth our loans by aging. Loans originally acquired and accounted for under ASC 310-30 have been included in the totals by loan class as of December 31, 2021.

	December 31, 2021
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$28,302	$28,302
Subdivision construction	—	—	—	—	—	—	—	—	26,694	26,694
Land development	1	29	1	15	1	468	3	512	47,315	47,827
Commercial construction	—	—	—	—	—	—	—	—	617,505	617,505
Owner occupied one- to four-family residential	14	843	1	2	40	2,216	55	3,061	558,897	561,958
Non-owner occupied one- to four-family residential	—	—	—	—	—	—	—	—	119,635	119,635
Commercial real estate	—	—	—	—	4	2,006	4	2,006	1,474,224	1,476,230
Other residential	—	—	—	—	—	—	—	—	697,903	697,903
Commercial business	1	1,404	—	—	—	—	1	1,404	279,109	280,513
Industrial revenue bonds	—	—	—	—	—	—	—	—	14,203	14,203
Consumer auto	52	229	14	31	13	34	79	294	48,621	48,915
Consumer other	4	126	6	28	4	63	14	217	37,685	37,902
Home equity lines of credit	—	—	—	—	13	636	13	636	119,329	119,965
Total	72	$2,631	22	$76	75	$5,423	169	$8,130	$4,069,422	$4,077,552

FDIC-assisted acquired loans included above	9	$433	—	$—	25	$1,736	34	$2,169	$72,001	$74,170

	December 31, 2020
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	1	$1,365	—	$—	—	$—	1	$1,365	$19,353	$20,718
Subdivision construction	—	—	—	—	—	—	—	—	4,917	4,917
Land development	1	20	—	—	—	—	1	20	53,990	54,010
Commercial construction	—	—	—	—	—	—	—	—	484,372	484,372
Owner occupied one- to four-family residential	15	1,379	2	113	20	1,502	37	2,994	467,316	470,310
Non-owner occupied one- to four-family residential	—	—	—	—	3	69	3	69	114,429	114,498
Commercial real estate	—	—	1	79	4	587	5	666	1,540,576	1,541,242
Other residential	—	—	—	—	—	—	—	—	999,447	999,447
Commercial business	—	—	—	—	2	114	2	114	317,909	318,023
Industrial revenue bonds	—	—	—	—	—	—	—	—	14,003	14,003
Consumer auto	57	364	20	119	38	169	115	652	85,521	86,173
Consumer other	16	443	5	7	8	94	29	544	40,218	40,762
Home equity lines of credit	5	153	4	111	19	508	28	772	113,917	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts	18	1,662	7	641	53	3,843	78	6,146	92,497	98,643
Total	113	$5,386	39	$1,070	147	$6,886	299	$13,342	$4,348,465	$4,361,807

FDIC-assisted acquired loans included above	18	$1,662	7	$641	53	$3,843	78	$6,146	$92,497	$98,643

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank’s watch list and monitored for further deterioration. In addition, a bank’s regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2021 and 2020, per the Bank’s internal asset classification list. Prior to adoption of the CECL accounting standard on January 1, 2021, FDIC-assisted acquired were not included in the discussion or tables for classified assets. The allowances for credit losses reflected below are the portions of the Bank’s total allowances for credit losses relating to these classified loans. There were no significant off-balance sheet items classified at December 31, 2021 and 2020.

	December 31, 2021
	Special				Total	Allowance
Asset Category	Mention	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	4,666	—	—	4,666	495
Foreclosed assets and repossessions	—	588	—	—	588	—
Total	$—	$5,254	$—	$—	$5,254	$495

	December 31, 2020
	Special				Total	Allowance
Asset Category	Mention	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	7,365	—	—	7,365	713
Foreclosed assets and repossessions	—	777	—	—	777	—
Total	$—	$8,142	$—	$—	$8,142	$713

Non-Performing Assets

The table below sets forth the amounts and categories of gross non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank’s loan portfolio as of the dates indicated. Loans generally are placed on non-accrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful.

Prior to adoption of the CECL accounting standard on January 1, 2021, FDIC-assisted acquired non-performing assets, including foreclosed assets and potential problem loans, were not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets. These assets were initially recorded at their estimated fair values as of their acquisition dates and accounted for in pools. The loan pools were analyzed rather than the individual loans. The performance of the loan pools acquired in each of the Company’s five FDIC-assisted transactions has been better than expectations as of the acquisition dates. In the tables below, FDIC-assisted acquired assets are included in their particular collateral categories for the year ended December 31, 2021.

	December 31,
	2021		2020	2019		2018		2017

	(In Thousands)
Non-accruing loans:
One- to four-family residential	$2,216		$1,571	$1,379		$2,664		$2,662
One- to four-family construction	—		—	—		49		98
Land development	468		—	—		—		—
Other residential	—		—	—		—		1,877	(1)
Commercial real estate	2,006	(2)	587	632		334		1,226
Other commercial	—		114	1,235	(3)	1,437	(4)	2,063	(5)
Commercial construction and land development	—		—	—		—		—
Consumer	733		771	1,273		1,816		3,233

Total gross non-accruing loans	5,423		3,043	4,519		6,300		11,159

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		—	—		—		58
Commercial real estate	—		—	—		—		—
Other commercial	—		—	—		—		—
Commercial construction and land development	—		—	—		—		—
Consumer	—		—	—		—		38
Total loans over 90 days delinquent still accruing interest	—		—	—		—		96

Total gross non-performing loans	5,423		3,043	4,519		6,300		11,255

Foreclosed assets:
One- to four-family residential	183		111	601		269		112
One- to four-family construction	315		—	—		—		—
Other residential	—		—	—		—		140
Commercial real estate	—		—	—		—		1,694
Commercial construction and land development	—		513	2,505		4,283		12,642
Other commercial	—		—	—		—		—

Total foreclosed assets	498		624	3,106		4,552		14,588

Repossessions	90		153	545		928		1,987

Total gross non-performing assets	$6,011		$3,820	$8,170		$11,780		$27,830
Total gross non-performing assets as a percentage of average total assets	0.11%		0.07%	0.16%		0.26%		0.62%
(1)	One relationship was $1.9 million, the entire total of this category, at December 31, 2017.
(2)	One relationship was $1.7 million of this total at December 31, 2021.
(3)	One relationship was $1.1 million of this total at December 31, 2019.
(4)	One relationship was $1.1 million of this total at December 31, 2018.
(5)	One relationship was $1.5 million of this total at December 31, 2017.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross collateral-dependent loans totaled $5.2 million at December 31, 2021. Gross impaired loans totaled $9.0 million at December 31, 2020. Prior to January 1, 2021, a loan was considered to be impaired when it was probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan was considered impaired, the amount of reserve required under FASB ASC 310, Receivables, was measured based on the fair value of the underlying collateral. The Company made such measurements on all material loans deemed impaired using the fair value of the collateral for collateral-dependent loans. See Note 3 of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and collateral-dependent and details of troubled debt restructurings. See also Note 15 of the accompanying audited financial statements included in Item 8 for additional information including further detail of the fair value of collateral-dependent loans.

For the year ended December 31, 2021, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $432,000. No interest income was included on these loans for the year ended December 31, 2021. For the year ended December 31, 2020, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $579,000. No interest income was included on these loans for the year ended December 31, 2020. For the year ended December 31, 2019, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $761,000. No interest income was included on these loans for the year ended December 31, 2019.

Restructured Troubled Debt

Included in impaired loans at December 31, 2021 and 2020, were loans modified in troubled debt restructurings (“TDRs”). TDRs by class are presented below as of December 31, 2021 and December 31, 2020. The December 31, 2020 table excludes $1.7 million of FDIC-assisted acquired loans accounted for under ASC 310-30, while the December 31, 2021 table includes the loans acquired through various FDIC-assisted transactions in the loan classes listed.

	December 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(Dollars In Thousands)

Construction and land development	1	$15	—	$—	1	$15
One- to four-family residential	10	579	12	1,059	22	1,638
Other residential	—	—	—	—	—	—
Commercial real estate	1	85	1	1,726	2	1,811
Commercial business	—	—	—	—	—	—
Consumer	26	323	13	64	39	387
	38	$1,002	26	$2,849	64	$3,851

	December 31, 2020
			Restructured
	Restructured	Accruing	Troubled Debt
	Troubled Debt	Interest	Nonaccruing

	(In Thousands)

Commercial real estate	$646	$646	$—
One- to four-family residential	1,899	1,121	778
Other residential	—	—	—
Construction	20	20	—
Commercial	127	52	75
Consumer	629	511	118
	$3,321	$2,350	$971

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

Allowances for Credit Losses and Foreclosed Assets

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

See Note 3 “Loans and Allowance for Credit Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively, for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. Significant changes were made to management’s overall methodology for evaluating the allowance for credit losses during the periods presented in the financial statements of this report due to the adoption of ASU 2016-13.

On January 1, 2021, the Company adopted the new accounting standard related to the allowance for credit losses. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold under accounting principles generally accepted in the United States of America (“GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 3 of the accompanying financial statements for additional information.

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

At December 31, 2021, Great Southern had an allowance for credit losses of $60.8 million, of which $495,000 had been allocated to specific loans. At December 31, 2020, Great Southern had an allowance for losses on loans of $55.7 million, of which $713,000 had been allocated to specific loans. All loans with specific allowances were considered to be collateral-dependent loans. The allowance and the activity within the allowance during 2021, 2020 and 2019 are discussed further in Note 3 “Loans and Allowance for Credit Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2021		2020		2019		2018		2017
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)

	(Dollars In Thousands)
One- to four-family residential and construction	$9,364	18.4%	$4,472	15.7%	$4,171	14.6%	$3,086	13.2%	$2,077	12.4%
Other residential and construction	10,502	28.9	9,282	31.4	5,101	31.0	4,681	28.5	2,813	24.7
Commercial real estate	28,604	36.5	33,382	36.1	24,087	35.8	19,571	34.6	18,442	33.7
Commercial construction	2,797	4.3	3,378	3.8	2,940	4.5	3,029	5.8	1,690	6.7
Other commercial	4,142	6.9	2,345	7.3	1,319	6.2	1,556	6.7	3,509	7.5
Consumer and overdrafts	5,345	5.0	2,204	5.7	2,015	7.9	6,065	11.2	7,501	15.0
Acquired loans not covered by loss sharing agreements	—	—	680	—	661	—	421	—	460	—
Total	$60,754	100.0%	$55,743	100.0%	$40,294	100.0%	$38,409	100.0%	$36,492	100.0%
(1)	Excludes loans acquired through FDIC-assisted transactions.

The following table sets forth credit ratios as of December 31, 2021 and 2020.

	December 31,
	2021	2020

	(Dollars In Thousands)
Allowance for Credit Losses	$60,754	$55,743
Total Loans	4,077,553	4,361,807
Ratio of Allowance for Credit Losses to Total Loans	1.49%	1.28%

Non-performing Loans	5,423	6,886
Total Loans	4,077,553	4,361,807
Ratio of Non-performing Loans to Total Loans	0.13%	0.16%

Ratio of Allowance for Credit Losses to Non-performing Loans	1,120.31%	809.52%

The following table sets forth an analysis of activity in the Bank’s allowance for credit losses showing the details of the activity by types of loans.

	December 31,
	2021	2020	2019	2018	2017

	(Dollars In Thousands)

Balance at beginning of period	$55,743	$40,294	$38,409	$36,492	$37,400

CECL adoption adjustment:
One- to four-family residential	4,533	—	—	—	—
Other residential	5,832	—	—	—	—
Commercial real estate	(2,531)	—	—	—	—
Construction	(1,165)	—	—	—	—
Other commercial	1,499	—	—	—	—
Consumer, overdrafts and other loans	3,427	—	—	—	—

Total CECL adoption adjustment	11,595	—	—	—	—

Charge-offs:
One- to four-family residential	190	70	534	62	165
Other residential	—	—	189	525	488
Commercial real estate	142	43	144	102	1,656
Construction	154	1	101	87	420
Other commercial	81	28	371	1,155	1,489
Consumer, overdrafts and other loans	2,054	3,152	6,723	9,425	11,859

Total charge-offs	2,621	3,294	8,062	11,356	16,077

Recoveries:
One- to four-family residential	485	183	126	334	109
Other residential	92	180	26	417	197
Commercial real estate	48	73	24	172	123
Construction	20	204	50	394	546
Other commercial	334	149	467	755	580
Consumer, overdrafts and other loans	1,758	2,083	3,104	4,051	4,514

Total recoveries	2,737	2,872	3,797	6,123	6,069

Net charge-offs (recoveries)	(116)	422	4,265	5,233	10,008
Provision (credit) for losses on loans	(6,700)	15,871	6,150	7,150	9,100

Balance at end of period	$60,754	$55,743	$40,294	$38,409	$36,492

Ratio of net charge-offs to average loans outstanding by loan category

One- to four-family residential	(0.01)%	—%	0.01%	(0.01)%	—%
Other residential	—	—	—	—	0.01
Commercial real estate	—	—	—	—	0.04
Construction	—	—	—	(0.01)	—
Other commercial	(0.01)	—	—	0.01	0.02
Consumer, overdrafts and other loans	0.01	0.02	0.09	0.14	0.19

Ratio of net charge-offs to average loans outstanding	—%	0.01%	0.10%	0.13%	0.26%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2021, 2020 and 2019, respectively. Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae, Small Business Administration and FHLBank.

As of December 31, 2021 and 2020, the Bank held no investment securities which the Bank intended to hold until maturity. In addition, as of December 31, 2021 and 2020, the Company held approximately $ 501.0 million and $ 414.9 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions securities	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299
	$489,198	$15,119	$3,285	$501,032

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions securities	45,196	2,135	6	47,325
Small Business Administration securities	20,033	1,014	—	21,047
	$384,807	$31,338	$1,212	$414,933

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions securities	33,757	1,368	—	35,125
Small Business Administration securities	22,132	—	74	22,058
	$362,460	$12,975	$1,260	$374,175

At December 31, 2021, the Company’s agency mortgage-backed securities portfolio consisted of FNMA securities totaling $180.5 million, FHLMC securities totaling $47.4 million and GNMA securities totaling $1.5 million. At December 31, 2021, agency collateralized mortgage obligations consisted of GNMA securities totaling $72.4 million, FNMA securities totaling $80.5 million and FHLMC securities totaling $51.4 million. At December 31, 2021, all of the Company’s $229.4 million agency mortgage-backed securities had fixed rates of interest. At December 31, 2021, $170.5 million of the Company’s agency collateralized mortgage obligations had fixed rates of interest and $33.8 million had variable rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2021. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Tax-Equivalent
	Cost	Amortized Yield	Fair Value

	(Dollars In Thousands)

One year or less	$—	—	$—
After one through five years	1,002	3.70%	1,040
After five through ten years	9,200	3.90%	9,847
After ten years	28,238	2.54%	29,128
Securities not due on a single maturity date	450,758	2.36%	461,017

Total	$489,198	2.41%	$501,032

					Securities
					Not Due
		After One	After Five	After	on a Single
	One Year	Through	Through	Ten	Maturity
	or Less	Five Years	Ten Years	Years	Date	Total

	(In Thousands)

Agency mortgage-backed securities	$—	$—	$—	$—	$229,441	$229,441
Agency collateralized mortgage obligations	—	—	—	—	204,277	204,277
Small business administration securities	—	—	—	—	27,299	27,299
States and political subdivisions securities	—	1,040	9,847	29,128	—	40,015

Total	$—	$1,040	$9,847	$29,128	$461,017	$501,032

The following table shows our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021, 2020 and 2019, respectively:

	2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)
	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

	2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)
	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

	2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$—	$—	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	—	—	69,372	(921)
Small Business Administration	22,058	(74)	—	—	22,058	(74)
	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income. There were no amounts reclassified from accumulated other comprehensive income related to available-for-sale securities during the year ended December 31, 2021 or December 31, 2020.

Sources of Funds

General. Deposit accounts have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines (“FHLBank”) and other borrowings, loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates as well as the volume of originations.

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $250,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts. In 2019, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth, resulting in an increase in total time deposits of approximately $130 million. Time deposits originated through the Bank’s internet channel increased by $127 million and brokered deposits, including IntraFi purchased funds, increased $45 million. The deposit growth and funds from borrowings were used to fund the Bank’s loan growth and increases in investment securities in 2019. In 2020, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth. Both commercial and retail customer balances increased as the COVID-19 pandemic continued throughout 2020. During 2020, the Bank decreased its total time deposits by approximately $330 million. Time deposits originated through the Bank’s internet channel increased by $65 million and brokered deposits, including IntraFi purchased funds, decreased $213 million. In 2021, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth. Both commercial and retail customer balances increased as the COVID-19 pandemic continued throughout 2021. Non-interest-bearing demand deposits increased $225 million in 2021, while interest-bearing demand and savings deposits increased $240 million. During 2021, the Bank also decreased its total time deposits by approximately $430 million. Time deposits originated through the Bank’s internet channel decreased by $200 million and brokered deposits, including IntraFi purchased funds, decreased $91 million. The brokered deposits and deposits originated through the Bank’s internet channel were allowed to mature without replacement as other deposit categories increased in 2020 and 2021.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2021		2020		2019
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$825,217	18.13%	$803,737	17.79%	$122,649	3.10%
1.00% - 1.99%	73,563	1.61	425,061	9.40	523,816	13.23
2.00% - 2.99%	55,509	1.22	143,417	3.18	1,053,914	26.61
3.00% - 3.99%	6,780	0.15	18,148	0.41	19,849	0.50
4.00% and above	—	—	429	0.01	881	0.02

Total time deposits	961,069	21.11	1,390,792	30.79	1,721,109	43.46
Non-interest-bearing demand deposits	1,209,822	26.58	984,798	21.80	687,068	17.35
Interest-bearing demand and savings deposits (0.12% - 0.22% - 0.55%)	2,381,210	52.31	2,141,313	47.41	1,551,929	39.19

Total Deposits	$4,552,101	100.00%	$4,516,903	100.00%	$3,960,106	100.00%

A table showing maturity information for the Bank’s time deposits as of December 31, 2021, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank’s time deposits as of December 31, 2021. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Time deposits:
Less than $250,000	$204,720	$189,869	$272,143	$137,274	$804,006
$250,000 or more	16,653	16,654	43,000	7,545	83,852
Brokered	—	—	13,751	53,648	67,399
Public funds(1)	1,119	622	3,117	954	5,812

Total	$222,492	$207,145	$332,011	$199,421	$961,069
(1)	Deposits from governmental and other public entities.

The following tables sets forth the time remaining until maturity of the Bank's uninsured time deposits as of December 31, 2021 and December 31, 2020. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturities as of December 31, 2021
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Uninsured Time Deposits	18,421	24,730	49,021	16,559	108,431

Total	$18,421	$24,730	$49,021	$16,559	$108,431

	Maturities as of December 31, 2020
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Uninsured Time Deposits	40,358	34,406	68,058	18,020	160,842

Total	$40,358	$34,406	$68,058	$18,020	$160,842

In addition to the uninsured time deposits noted above, the uninsured deposits with no maturity date are $872.6 million and $661.5 million, respectively, at December 31, 2021 and 2020, for total uninsured deposits at those dates of $981.0 million and $822.4 million, respectively.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2021 and 2020, the Bank had approximately $67.4 million and $158.7 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2020 was $1.2 million in IntraFi Funding accounts. IntraFi Funding transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company. These transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. These transactions are obtained through a bid process that occurs weekly, with varying maturity terms. There were no IntraFi Funding transactions included in the brokered deposits total at December 31, 2021.

Previously included in brokered deposits were IntraFi Network Deposit accounts. In 2018, the FDIC amended its regulations to exclude these deposits from its definition of brokered deposits. IntraFi Network Deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with an IntraFi Network bank, that bank uses IntraFi to place the funds into deposit accounts issued by other banks in the IntraFi Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds. At December 31, 2021 and 2020, the Bank had approximately $41.7 million and $39.4 million in IntraFi Network Deposits, respectively.

Unlike non-brokered certificates of deposit, which can be withdrawn (with a penalty) prior to maturity for any reason, including increasing interest rates, a brokered deposit (excluding IntraFi Network Deposits) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are similar to those offered for retail certificates of deposit of similar size and maturity. The Bank maintained increased liquidity during and after the economic recession that began in 2008. After 2009, we had gradually reduced the amount of brokered deposits (excluding IntraFi Network Deposits) utilized as we added deposits from FDIC-assisted acquisitions. As loan demand began to increase starting in 2013, we gradually increased our usage of brokered deposits again from time to time. During 2021, we decreased our usage of brokered deposits as we experienced growth in a variety of non-time deposits in 2020 and 2021.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR. The Company did not utilize these types of interest rate swaps on brokered deposits in 2021, 2020, or 2019.

Borrowings. Great Southern’s other sources of funds include advances from the FHLBank, a Qualified Loan Review (“QLR”) arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At both December 31, 2021 and 2020, the Bank had no FHLBank term advances outstanding. Additionally, the Bank had no outstanding overnight borrowings from the FHLBank at both December 31, 2021 and 2020. Because they are overnight borrowings, any outstanding balances are included in short-term borrowings in the Company’s financial statements. The Bank may utilize FHLBank advances from time to time to fund loan growth.

The Federal Reserve Bank of St. Louis (“FRBSL”) has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSL at December 31, 2021 that would have allowed approximately $352.4 million to be borrowed under the above arrangement. There were no outstanding borrowings from the FRBSL at December 31, 2021 or 2020 and the facility was not used during 2021 or 2020.

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

In November 2006, Great Southern Capital Trust II (“Trust II”), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.73% and 1.81% at December 31, 2021 and 2020, respectively.

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes. The notes were due August 15, 2026, and had a fixed interest rate of 5.25% until August 15, 2021, at which time the rate was to become floating at a rate equal to three-month LIBOR plus 4.087%. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million. Total debt issuance costs of approximately $1.5 million were deferred and amortized over the five-year expected life of the notes.

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

Amortization of the debt issuance costs during the years ended December 31, 2021, 2020 and 2019, totaled $587,000, $608,000 and $434,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.97% at December 31, 2021.

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2021
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$183,047	$143,757	0.03%
Collateral held for interest rate swap	1,420	289	0.09
Other	1,518	1,240	—

Total		$145,286	0.03%
Total maximum month-end balance	184,231

	Year Ended December 31, 2020
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$191,624	$140,938	0.02%
Overnight borrowings – FHLBank	179,000	35,358	1.55
Collateral held for interest rate swap	39,980	5,939	1.59
Other	1,585	1,263	—

Total		$183,498	0.37%
Total maximum month-end balance	318,701

	Year Ended December 31, 2019
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$119,024	$102,615	0.02%
Overnight borrowings - FHLBank	222,000	129,542	2.36
Collateral held for interest rate swap	40,020	26,517	2.12
Other	1,625	1,350	—

Total		$260,024	1.40%
Total maximum month-end balance	346,935

The following tables set forth year-end balances and weighted average interest rates of the Company’s other borrowings at the dates indicated.

	December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$137,116	0.02%	$164,174	0.02%	$84,167	0.02%
Overnight borrowings - FHLBank	—	—	—	—	196,000	1.73
Collateral held for interest rate swap	390	0.09	—	—	30,890	1.57
Other	1,449	—	1,518	—	1,267	—

Total	$138,955	0.02%	$165,692	0.02%	$312,324	1.25%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2021	2020	2019

	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	1.74%	2.44%	3.95%

The following table sets forth certain information as to the Company’s subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2021	2020	2019

	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	1.73%	1.81%	3.51%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the periods indicated.

	Year Ended December 31,
	2021	2020	2019

	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$148,824	$148,397	$74,276
Average balance	119,780	115,335	74,070
Weighted average interest rate	5.98%	5.92%	5.91%

The following table sets forth certain information as to the Company’s subordinated notes at the dates indicated.

	December 31,
	2021	2020	2019

	(Dollars In Thousands)

Subordinated notes	$73,984	$148,397	$74,276
Weighted average interest rate of subordinated debentures	5.97%	5.84%	5.89%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $163.5 million at December 31, 2021, of its assets in service corporations. At December 31, 2021, the Bank’s total investment in Great Southern Real Estate Development Corporation (’Real Estate Development’) was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2021, the Bank’s total investment in Great Southern Financial Corporation (’GSFC’) was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel, two divisions of Great Southern that were operated through GSFC. At December 31, 2021, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. (”CDE”) was $715,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2021, the Bank’s total investment in GS, L.L.C. (”GSLLC”) was $35.0 million. GSLLC was formed in 2005 under the laws of the State of Missouri. At December 31, 2021, the Bank’s total investment in GSSC, L.L.C. (”GSSCLLC”) was $21.0 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri. At December 31, 2021, the Bank's total investment in GSRE Holding, L.L.C. (”GSRE Holding”) was $2.5 million. GSRE Holding was formed in 2009 under the laws of the State of Missouri. At December 31, 2021, the Bank's total investment in GSRE Holding II, L.L.C. (”GSRE Holding II”) was $965,000. GSRE Holding II was formed in 2009 under the laws of the State of Missouri. At December 31, 2021, the Bank’s total investment in GSRE Holding III, L.L.C. (”GSRE Holding III”) was $-0-. GSRE Holding III was formed in 2012 under the laws of the State of Missouri. At December 31, 2021, the Bank’s total investment in GSTC Investments, L.L.C. (”GSTCLLC”) was $13.4 million. GSTCLLC was formed in 2016 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C. These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2021 and 2020, Real Estate Development did not hold any real estate assets related to foreclosed property. Real Estate Development had net income of $-0- in each of the years ended December 31, 2021 and 2020.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit and are permissible under Missouri and Kansas law. These include activities such as investing in real estate and investing in other community development entities. CDC also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern. CDC had consolidated net income of $-0- in each of the years ended December 31, 2021, and 2020.

GS, L.L.C. GSLLC was organized in 2005. GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSLLC had net income of $203,000 and $549,000 in the years ended December 31, 2021 and 2020, respectively, which primarily resulted from the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009. GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had a net income of $41,000 in the year ended December 31, 2021 and a net loss of $2,000 in the year ended December 31, 2020.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. At December 31, 2021, GSRE Holding held cash of $2.5 million and no real estate assets. GSRE Holding had net losses of $2,000 and $7,000 in the years ended December 31, 2021, and 2020, respectively.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2021 and 2020, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net losses of $2,000 in each of the years ended December 31, 2021 and 2020.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2021 and 2020, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2021 and 2020.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016. GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSTCLLC had a net loss of $86,000 in the year ended December 31, 2021 and net income of $-0- in the year ended December 31, 2020.

GSB One, L.L.C. At December 31, 2021, the Bank’s total investment in GSB One, L.L.C. (“GSB One”) and GSB Two, L.L.C. (“GSB Two”) was $2.19 billion. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in 1998. GSB Two is a real estate investment trust (“REIT”). It holds participations in real estate mortgages transferred from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $57.4 million and $65.6 million in the years ended December 31, 2021 and 2020, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in 2011. Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP and at December 31, 2021 its investment totaled $4.2 million. Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank. At December 31, 2021, the only asset of VFP was cash. VFP had net income of $-0- in each of the years ended December 31, 2021 and 2020.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in 2012. Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP II and at December 31, 2021 its investment totaled $2.2 million. One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank. At December 31, 2021, the only asset of VFP II was cash. VFP II had net income of $-0- for each of the years ended December 31, 2021 and 2020.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint. The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Of our total 93 branch offices at the end of 2021, 73.1% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2021, was 1.5%, or tenth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2021, were Bank of America, UMB Bank, and U.S. Bank, which had a combined market share of 29.9%. We also have branch offices in the states of Iowa, Kansas, Minnesota, Nebraska and Arkansas, which made up 15.5%, 6.0%, 4.4%, 0.5%, and 0.5% of our total deposit franchise dollars, respectively (based on our total deposits as of December 31, 2021). The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2021:

	Number of	Percentage of Total
Metropolitan Statistical Area	Branch Offices	Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	13.5%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	6.7%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	3	1.2%	20	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	5	0.8%	20	Principal Bank
St. Louis, MO-IL	18	0.5%	29	Bank of America
Kansas City, MO-KS	8	0.4%	31	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	1	0.1%	32	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	61	US Bank NA

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

Employees and Human Capital Resources

At December 31, 2021, the Company and its affiliates had a total of 1,105 employees, including 220 part-time employees. None of the Company’s employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Great Southern associates actively share their talents in their communities through leadership roles and volunteer activities in education, economic development, human and health services, and Community Reinvestment. Our Community Matters program allows each associate to be paid up to 32 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2021, Great Southern associates donated nearly 4,000 hours in support of more than 200 organizations. Even through a pandemic, Great Southern associates found creative ways to give back to their communities. Each year, the Bill and Ann Turner Distinguished Community Service Award is presented to a Great Southern associate who demonstrates excellence in volunteer service to their community. Every year, all associates are encouraged to nominate coworkers for this award. An external panel of community leaders reviews the nominees and determines the award winner. In addition, to volunteerism, Great Southern associates generously supported their communities in 2021 through monetary donations, totaling nearly $71,000.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Company’s subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System, often referred to as the Federal Reserve Board (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Missouri Division of Finance (the “MDF”). The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation. Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”), and not for the protection of stockholders.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio was 9.0%. In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the Community Bank Leverage Ratio requirement was a minimum of 8% for the remainder of calendar year 2020 and 8.5% for calendar year 2021, and is 9% thereafter. The Company and the Bank have chosen to not utilize the new Community Bank Leverage Ratio due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued, and in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The regulations also impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution and could block or substantially delay a merger or other acquisition transaction.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

As required by federal law, federal regulations prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, including guidelines to ensure that interstate branches operated by an out-of-state bank in a host state reasonably help to meet the credit needs of the communities they serve.

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

The Financial Accounting Standards Board has adopted a new accounting standard for US GAAP that became effective for us on January 1, 2021. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the prior method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a one-time adjustment was recorded to the credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. Implementation of CECL reduced retained earnings, and affected other items, in a manner that reduced regulatory capital. The federal banking regulators (the Federal Reserve, the OCC and the FDIC) adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. We elected this option.

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2021, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered “well-capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2021, the Company was “well-capitalized.”

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

Federal Reserve System

Banks are authorized to borrow from the FRB “discount window,” but FRB regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the FRB. See “Sources of Funds Borrowings” above.

Federal Home Loan Bank System

The Bank is a member of the FHLBank of Des Moines, which is one of 11 regional FHLBanks.

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2021, Great Southern had $6.6 million in FHLBank of Des Moines stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 5.20% and were 5.88% for the year ended December 31, 2021.

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

Federal and State Taxation

General

The following discussion contains a summary of certain federal and state income tax provisions applicable to the Company and the Bank. It is not a comprehensive description of the federal or state income tax laws that may affect the Company and the Bank. The following discussion is based upon current provisions of the Internal Revenue Code of 1986 (the “Code”) and Treasury and judicial interpretations thereof.

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

Bad Debt Deduction

As of December 31, 2021 and 2020, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2021 and 2020.

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

State Taxation

Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the bank’s taxable income at the rate of 4.48% of the taxable income (determined without regard for any net operating losses) - income-based calculation. Prior to 2020, this rate was 7.00%. Missouri-based banks are entitled to a credit against the income-based franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others.

The Company and all subsidiaries are subject to a Missouri income tax that is imposed on the corporation’s taxable income at the rate of 4.00%. The return is filed on a consolidated basis by all members of the consolidated group, including the Bank but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return. Prior to 2020, the Missouri corporate income tax rate was 6.25%.

The Bank also has full-service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Texas, Oklahoma, Nebraska, Illinois, Colorado, Arizona, and Georgia. As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation’s taxable income attributable to those states.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2017 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission, which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company has engaged legal and tax advisors and continues to believe it will ultimately prevail on the issue; however, if the Company does not prevail, its tax obligation to the State of Missouri could be up to a total of $4.0 million for these tax years.

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

Risks Relating to the Company and the Bank

Risks Relating to Macroeconomic Conditions

The Impact of the COVID-19 Pandemic on Our Customers, Employees and Business Operations Has Had, and May Likely Continue to Have, a Significant Adverse Effect on Our Business, Results of Operations and Financial Condition

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, many of whom were under some form of government-issued stay-at-home orders. As an essential business, we provided banking and financial services to our customers with drive-through access available at our branch locations and in-person services available by appointment. At this time, all of our banking center facilities are fully open. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic again worsens, it could limit or disrupt our ability to provide banking and financial services to our customers.

During a significant portion of 2020 and part of 2021, up to 50% of our non-frontline associates worked remotely to enable us to continue to provide banking services to our customers. Most of these associates have returned to their normal workplace, but some are still working remotely. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is still some uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The pandemic temporarily resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program (“PPP”), created an environment for lower market interest rates, and negatively impacted the ability of many of our business and consumer borrowers to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including reductions in the targeted federal funds rate, until the pandemic permanently subsides, we expect our net interest income and net interest margin could be adversely affected. Some of our consumer borrowers have become unemployed or may face unemployment, and certain of our business borrowers may be at risk of insolvency as their revenues decline precipitously, especially in businesses related to retail, travel, hospitality and leisure. Businesses may ultimately close as there is a significant amount of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, challenges associated with vaccines, the emergence of new COVID-19 variants, the resurgence of COVID-19 cases and changes to demographic and social norms that will take place.

Although the Company makes estimates of credit losses related to the pandemic as part of its evaluation of the allowance for credit losses, such estimates involve significant judgment and are made in the context of uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is possible that loan delinquencies, adversely classified loans and loan charge-offs could increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we previously modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; political uncertainty, both domestic and international, and other geopolitical events; natural disasters; wars; terrorist acts; or a combination of these or other factors. An economic downturn, sustained high unemployment levels, or stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses.

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in St. Louis and the Springfield, Missouri areas, may adversely affect our business. We also have originated a significant dollar amount of loans in Texas and Oklahoma from our commercial loan offices in Dallas and Tulsa. A significant downturn in these states’ economies may adversely affect our business.

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas. Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue. Until the past few years, our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 467,000, the Greater Springfield area is the third largest metropolitan area in Missouri. At December 31, 2021, approximately $308.7 million of our loan portfolio consisted of loans to borrowers in or secured by properties in the Springfield metropolitan area.

In addition to the concentrations in the southwest Missouri area, we now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis metropolitan area. At December 31, 2021, approximately $743.5 million of our loan portfolio consisted of loans for apartments, industrial revenue bonds and other types of commercial properties in the St. Louis metropolitan area.

Also, we have a significant amount of loans to borrowers in or secured by properties in the States of Texas and Oklahoma. At December 31, 2021, approximately $367.1 million and $223.3 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.

With the FDIC-assisted transactions that were completed in 2009-2014, we now have additional concentrations of loans in Western, Eastern and Central Iowa and in the Minneapolis metropolitan area. In more recent years, we opened commercial loan production offices in Atlanta, Chicago and Denver, and in 2022 we opened a commercial loan production office in Phoenix. We expect loan growth in these offices to result in significant loan balances in Georgia, Illinois, Colorado and Arizona.

Adverse changes in regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease demand for our products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations. Real estate values can also be affected by governmental rules or policies and, as noted in the next risk factor, natural disasters.

Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could harm our business.

Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers' abilities to repay their debt obligations to us.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements relating to climate change. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives are expected to continue, including potentially increasing supervisory expectations with respect to banks' risk management practices and credit portfolio concentrations based on climate-related factors, as well as encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. These measures may result in the imposition of taxes and fees and the implementation of operational changes, each of which may require us to incur significant compliance, operating and other costs.

Risks Relating to Lending Activities

Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, other residential (multi-family) and other commercial loans.

Our commercial and other residential (multi-family) construction, commercial real estate, other residential (multi-family) and other commercial loans accounted for approximately 78.0% of our total loan portfolio as of December 31, 2021. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2021, we had $1.18 billion of loans secured by apartments (including those under construction), $342.9 million of loans secured by retail-related projects, $419.1 million of loans secured by office/warehouse facilities, $273.1 million of loans secured by healthcare facilities, and $264.7 million of loans secured by motels/hotels, which are particularly sensitive to certain risks, including the following:

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

Our consumer loan portfolio, which includes home equity loans, grew significantly between 2010 and 2016. Consumer loan aggregate balances peaked at December 31, 2016 at $673.0 million, or 15.3% of our loan portfolio at that time. Since 2016, consumer loans have decreased to $206.8 million (this total includes $120.0 million of home equity loans), or 5.0% of our total loan portfolio as of December 31, 2021. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

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

The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral and repayment types and expected credit loss patterns. Average historical loss rates are calculated for each pool using the Company's historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Risks Relating to Market Interest Rates

We may be adversely affected by interest rate changes.

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 61% of our total loan portfolio as of December 31, 2021) have adjustable rates of interest. While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments, interest rate derivatives and borrowings that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit

LIBOR rates after 2021. On November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date most U.S. dollar LIBOR values would cease being computed to June 30, 2023. On the same date, the FRB. FDIC and OCC issued a joint statement encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate and no later than December 31, 2021. U.S. banking regulators subsequently said that use of U.S. Dollar LIBOR as a reference rate in new contracts after December 31, 2021 would create safety and soundness risks, including litigation, operational and consumer protection risks.

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the FHLBank to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and FHLBank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. Our brokered deposits and term FHLBank advances totaled $67.4 million and $-0- at December 31, 2021, compared with $158.7 million and $-0- at December 31, 2020. We had no overnight borrowings from the FHLBank at both December 31, 2021 and 2020. We expect to continue to utilize FHLBank advances and overnight borrowings and brokered deposits from time to time as a supplemental funding source.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, our short term liquidity needs could be negatively impacted. Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity. At December 31, 2021, the Bank owned $6.7 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 4.0% during the fourth quarter of 2021. The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

We have in the past pursued, and may again in the future pursue, a strategy of supplementing internal growth by acquiring other financial institutions or branches that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be adversely affected;
●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets;
●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame or to the extent anticipated, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and
●	We may not be able to continue to sustain our past rate of growth or to grow at all in the future. We completed two acquisitions in 2009, one acquisition in 2011, one acquisition in 2012, one acquisition in 2014 and opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth. Also in 2014, we acquired certain loans, deposits and branches from Boulevard Bank, and in 2016, we completed an acquisition of certain loans, deposits and branches in St. Louis from Fifth Third Bank.

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

Our success depends on our continued ability to maintain compliance with the various regulations to which we are subject. Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us by future legislation. See “Item 1.-The Company -Government Supervision and Regulation” in this Report.

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

New accounting standards have resulted in a significant change to our recognition of credit losses and may materially impact our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued new authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amending the incurred loss impairment methodology under GAAP with a methodology that reflects expected credit losses (referred to as the "CECL model") and requires consideration of a broader range of reasonable and supportable information for credit loss estimates, which we adopted on January 1, 2021. Under the incurred loss model utilized until 2021, we delayed recognition of losses until it was probable that a loss was incurred. The CECL model represents a dramatic departure from the incurred loss model. The CECL model requires a financial asset (or a group of financial assets) measured at amortized cost basis, such as loans held for investment and held-to-maturity debt securities, to be presented at the net amount expected to be collected (net of the allowance for credit losses). Similarly, the credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses rather than a write-down. In addition, the measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

As such, the CECL model impacts how we determine our allowance for credit losses and may require us to significantly increase our allowance for credit losses. Furthermore, we may experience more fluctuations in our allowance for credit losses, which may be significant. If we are required to materially increase our allowance for credit losses, it may negatively impact our financial condition and results of operations.

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

As of December 31, 2021, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively. Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner. These three Turner family members hold three of the Company’s nine Board positions. As of December 31, 2021, they also collectively beneficially owned approximately 2,115,870 shares of the Company’s common stock (excluding 82,250 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 16.1% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold. Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock. One of these beneficial owners is also a director of the Company.

As of December 31, 2021, one of the Company’s directors, Earl A. Steinert, beneficially owned 939,596 shares of our common stock (excluding 4,000 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 7.2% of total shares outstanding. The shares that can be voted by the Turner family members (1,312,849 shares as of December 31, 2021, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (939,596) total 2,252,445, representing approximately 17.2% of total shares outstanding. While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2021, the Company operated 93 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas. Of the 93 banking centers, the Company owns 87 of its locations and 6 were leased for various terms. The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Missouri metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, St. Louis and Kansas City, Missouri metropolitan areas. The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2021, the Company also operated six commercial loan production offices and one mortgage loan production office. The Company owns one of its loan production office locations and six locations are leased. All buildings which are owned are owned free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company. The aggregate net book value of the Company's premises and equipment was $132.7 million and $139.2 million at December 31, 2021 and 2020, respectively. See also Note 6 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

Kevin L Baker. Mr. Baker, age 54, is Vice President and Chief Credit Officer of the Bank. He joined the Bank in 2005 and is responsible for the overall credit approval process, commercial and consumer loan collection process and the loan documentation and servicing processes. Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 54, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 57, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Mark A. Maples. Mr. Maples, age 58, is Assistant Secretary of the Company, Bank Secrecy Act Officer, Vice President and Chief Operations Officer of the Bank. He joined the Bank in 2005 and is responsible for all operations functions of the Bank. Prior to assuming his current responsibilities, Mr. Maples most recently served as the Managing Director of BSA and Loss Prevention of the

Bank. Prior to joining the Bank, Mr. Maples, who has been in the banking industry since 1982, held leadership roles at other commercial financial institutions with experience in retail, data/item processing, compliance/risk management and deposit operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is listed on The NASDAQ Global Select Market under the symbol “GSBC.”

As of December 31, 2021, there were 13,128,493 total shares of common stock outstanding and approximately 2,000 stockholders of record.

The Company’s ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see “Item 1. Business – Government Supervision and Regulation – Dividends.”

Stock Repurchases

On October 21, 2020, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. The Company completed this repurchase program in the first quarter of 2022.

On January 19, 2022, the Company's Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective upon completion of the repurchase program authorized in October 2020 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

As indicated below, the Company repurchased the following shares of its common stock during the three months ended December 31, 2021.

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program (1)
October 1, 2021 - October 31, 2021	26,204	$56.103	26,204	460,893
November 1, 2021- November 30, 2021	110,463	57.673	110,463	350,430
December 1, 2021- December 31, 2021	129,292	58.078	129,292	221,138
	265,959	57.715	265,959
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

ITEM 6.	RESERVED
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of income information are derived from our consolidated financial statements, which have been audited by BKD, LLP. See Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2021	2020	2019	2018	2017

	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$5,449,944	$5,526,420	$5,015,072	$4,676,200	$4,414,521
Loans receivable, net	4,016,235	4,314,584	4,163,224	3,990,651	3,734,505
Allowance for credit losses on loans	60,754	55,743	40,294	38,409	36,492
Available-for-sale securities	501,032	414,933	374,175	243,968	179,179
Other real estate and repossessions, net	2,087	1,877	5,525	8,440	22,002
Deposits	4,552,101	4,516,903	3,960,106	3,725,007	3,597,144
Total borrowings and other interest- bearing liabilities	238,713	339,863	412,374	397,594	324,097
Stockholders' equity (retained earnings substantially restricted)	616,752	629,741	603,066	531,977	471,662
Common stockholders' equity	616,752	629,741	603,066	531,977	471,662
Average loans receivable	4,274,176	4,399,259	4,155,780	3,910,819	3,814,560
Average total assets	5,502,356	5,323,426	4,855,007	4,503,326	4,460,196
Average deposits	4,539,740	4,330,271	3,889,910	3,556,240	3,598,579
Average stockholders' equity	627,516	622,437	571,637	498,508	455,704
Number of deposit accounts	229,942	229,470	228,247	227,240	230,456
Number of full-service offices	93	94	97	99	104

	For the Year Ended December 31,
	2021	2020	2019	2018	2017

	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$186,269	$204,964	$223,047	$198,226	$176,654
Investment securities and other	12,404	12,739	11,947	7,723	6,407
	198,673	217,703	234,994	205,949	183,061
Interest expense:
Deposits	13,102	32,431	45,570	27,957	20,595
Federal Home Loan Bank advances	—	—	—	3,985	1,516
Short-term borrowings and repurchase agreements	37	675	3,635	765	747
Subordinated debentures issued to capital trust	448	628	1,019	953	949
Subordinated notes	7,165	6,831	4,378	4,097	4,098
	20,752	40,565	54,602	37,757	27,905
Net interest income	177,921	177,138	180,392	168,192	155,156
Provision (credit) for credit losses on loans	(6,700)	15,871	6,150	7,150	9,100
Provision for unfunded commitments	939	—	—	—	—
Net interest income after provision (credit) for credit losses and provision for unfunded commitments	183,682	161,267	174,242	161,042	146,056
Noninterest income:
Commissions	1,263	892	889	1,137	1,041
Overdraft and insufficient funds fees	6,686	6,481	8,249	8,688	8,946
Point-of-sale and ATM fee income and service charges	15,029	12,203	12,649	13,007	12,682
Net gain on loan sales	9,463	8,089	2,607	1,788	3,150
Net realized gain (loss) on sales of available-for-sale securities	—	78	(62)	2	—
Late charges and fees on loans	1,434	1,419	1,432	1,622	2,231
Gain (loss) on derivative interest rate products	312	(264)	(104)	25	28
Gain recognized on sale of business units	—	—	—	7,414	—
Gain on termination of loss sharing agreements	—	—	—	—	7,705
Amortization of income/expense related to business acquisition	—	—	—	—	(486)
Other income	4,130	6,152	5,297	2,535	3,230
	38,317	35,050	30,957	36,218	38,527
Noninterest expense:
Salaries and employee benefits	70,290	70,810	63,224	60,215	60,034
Net occupancy and equipment expense	29,163	27,582	26,217	25,628	24,613
Postage	3,164	3,069	3,198	3,348	3,461
Insurance	3,061	2,405	2,015	2,674	2,959
Advertising	3,072	2,631	2,808	2,460	2,311
Office supplies and printing	848	1,016	1,077	1,047	1,446
Telephone	3,458	3,794	3,580	3,272	3,188
Legal, audit and other professional fees	6,555	2,378	2,624	3,423	2,862
Expense on other real estate and repossessions	627	2,023	2,184	4,919	3,929
Acquired deposit intangible asset amortization	863	1,154	1,190	1,562	1,650
Other operating expenses	6,534	6,363	7,021	6,762	7,808
	127,635	123,225	115,138	115,310	114,261

Income before income taxes	94,364	73,092	90,061	81,950	70,322
Provision for income taxes	19,737	13,779	16,449	14,841	18,758
Net income and net income available to common shareholders	$74,627	$59,313	$73,612	$67,109	$51,564

	At or For the Year Ended December 31,
	2021	2020	2019	2018	2017

	(Number of Shares In Thousands)
Per Common Share Data:
Basic earnings per common share	$5.50	$4.22	$5.18	$4.75	$3.67
Diluted earnings per common share	5.46	4.21	5.14	4.71	3.64
Cash dividends declared	1.40	2.36	2.07	1.20	0.94
Book value per common share	46.98	45.79	42.29	37.59	33.48

Average shares outstanding	13,558	14,043	14,201	14,132	14,032
Year-end actual shares outstanding	13,128	13,753	14,261	14,151	14,088
Average fully diluted shares outstanding	13,674	14,104	14,330	14,260	14,180

Earnings Performance Ratios:
Return on average assets(1)	1.36%	1.11%	1.52%	1.49%	1.16%
Return on average stockholders' equity(2)	11.89	9.53	12.88	13.46	11.32
Non-interest income to average total assets	0.70	0.66	0.64	0.80	0.86
Non-interest expense to average total assets	2.32	2.31	2.37	2.56	2.56
Average interest rate spread(3)	3.22	3.23	3.62	3.75	3.59
Year-end interest rate spread	3.20	3.08	3.28	3.60	3.67
Net interest margin(4)	3.37	3.49	3.95	3.99	3.74
Efficiency ratio(5)	59.03	58.07	54.48	56.41	58.99
Net overhead ratio(6)	1.62	1.66	1.73	1.76	1.70
Common dividend pay-out ratio(7)	25.64	56.06	40.27	25.48	25.82

Asset Quality Ratios (8):
Allowance for credit losses/year-end loans	1.49%	1.32%	1.00%	0.98%	1.01%
Non-performing assets/year-end loans and foreclosed assets	0.15	0.09	0.19	0.29	0.73
Allowance for credit losses/non-performing loans	1,120.31	1,831.86	891.66	609.67	324.23
Net charge-offs/average loans	0.00	0.01	0.10	0.13	0.26
Gross non-performing assets/year end assets	0.11	0.07	0.16	0.25	0.63
Non-performing loans/year-end loans	0.13	0.07	0.11	0.16	0.30

Balance Sheet Ratios:
Loans to deposits	88.23%	95.52%	105.13%	107.13%	103.82%
Average interest-earning assets as a percentage of average interest-bearing liabilities	139.94	132.49	127.50	126.47	123.74

Capital Ratios:
Average common stockholders' equity to average assets	11.4%	11.7%	11.8%	11.1%	10.2%
Year-end tangible common stockholders' equity to tangible assets(9)	11.2	11.3	11.9	11.2	10.5
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	13.4	12.7	12.5	11.9	11.4
Total capital ratio	16.3	17.2	15.0	14.4	14.1
Tier 1 leverage ratio	11.3	10.9	11.8	11.7	10.9
Common equity Tier 1 ratio	12.9	12.2	12.0	11.4	10.9
Great Southern Bank:
Tier 1 capital ratio	14.1	13.7	13.1	12.4	12.3
Total capital ratio	15.4	14.9	14.0	13.3	13.2
Tier 1 leverage ratio	11.9	11.8	12.3	12.2	11.7
Common equity Tier 1 ratio	14.1	13.7	13.1	12.4	12.3
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders’ equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Prior to January 1, 2021, the ratio excluded the FDIC-assisted acquired loans.
(9)	Non-GAAP Financial Measure. For additional information, including a reconciliation to GAAP, see “– Non-GAAP Financial Measures.”

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements. The novel coronavirus disease, or COVID-19, pandemic has adversely affected the Company, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on the Company’s business, financial position, results of operations, liquidity, and prospects is uncertain. While general business and economic conditions have improved, increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect the Company’s revenues and the values of its assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to, COVID-19, could affect the Company in substantial and unpredictable ways.

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (v) the possibility of realized or unrealized losses on securities held in the Company's investment portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company's business; (xi) changes in accounting policies and practices or accounting standards; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR and potential replacement indexes; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 3 “Loans and Allowance for Credit Losses” included in Item 1 for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. Significant changes were made to management’s overall methodology for evaluating the allowance for credit losses during the periods presented in the financial statements of this report due to the adoption of ASU 2016-13.

On January 1, 2021, the Company adopted the new accounting standard related to the Allowance for Credit Losses. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 3 of the accompanying financial statements for additional information.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2021, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2021, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and related deposits in the St. Louis market. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2021, the amortizable intangible assets consisted of core deposit intangibles of $685,000 which is related to the branch transaction in January 2016. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of the Company’s goodwill or other intangible assets were impaired as of December 31, 2021. While management believes no impairment existed at December 31, 2021, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the following years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the impact of the COVID 19 pandemic began to take its toll in March 2020. While U.S. economic trends have rebounded, new COVID variants have emerged and the severity and extent of the coronavirus on the global, national and regional economies is still uncertain. Any long-term impact on the performance of the financial sector remains indeterminable.

The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sports events, retail shops, personal services, and more.

More than 22 million jobs were lost in March and April 2020 as businesses closed their doors or reduced their operations, sending employees home on furlough or layoffs. With uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation's economic output, plunged. Since then, significant improvements in consumer spending, GDP, and employment have occurred, greatly supported by the actions described below.

The CARES Act, a fiscal relief bill passed by Congress in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and grants to small businesses that would keep employees on their payrolls, fueling a historic bounce-back in economic activity.

To help our customers navigate through the pandemic situation, we offered and supplied Paycheck Protection Program (PPP) loans and short-term modifications to loan terms. PPP loans and modifications were made in accordance with guidance from banking regulatory authorities. These modifications did not result in loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. More severely impacted industries in our loan portfolio included retail, hotel and restaurants. At December 31, 2021, nearly all modified loans have returned to their original terms.

The Federal Reserve acted decisively, employing a wide arsenal of tools including slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Fed’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve began shortly after the pandemic began. In November 2021, the Federal Reserve made the decision to taper its quantitative easing (QE) and is expected to steadily reduce its bond purchases in coming months, winding down its QE by March 2022. Additionally, Federal fund rates, which have been at zero lower bound since the pandemic began, are expected to increase in 2022. Financial markets are anticipating an aggressive increase in interest rates in 2022, with three to six hikes anticipated. Several factors prompting the Federal Reserve to possibly begin normalizing policy include: the strengthening economy, the recent surge in inflation, higher inflation expectations, upward trajectory of wages, reduced pandemic concerns and the strong housing market. However, the military hostilities in Ukraine have now created uncertainty regarding the world economy and the path of market interest rates, including the aggressiveness of Federal Reserve interest rate increases.

The “American Rescue Plan,” an economic relief fiscal measure of approximately $1.9 trillion with an emphasis on vaccination and individual and small business relief, was passed early in 2021. The "Build Back Better" recovery package continues to be pursued with an emphasis on infrastructure, research and development, education and green energy transition.

Employment

The national unemployment rate dropped from 4.2% in November 2021 to 3.9% in December 2021 or with 6.3 million unemployed individuals, compared to February 2020, prior to the COVID-19 pandemic, at which time the unemployment rate was 3.5% and the unemployed persons numbered 5.7 million. The U.S. economy added 199,000 jobs in December 2021 down from 249,000 in November and was the smallest monthly gain during a year that nonetheless produced record job growth. Hiring slowed significantly at the end of 2021, indicating that employers are struggling to fill positions even as the United States remains millions of jobs short of pre-pandemic levels. Wages have continued to surge, rising 0.6% in December 2021 and 4.7% for the 2021 year, reflecting intense competition among employers for workers.

Across industries, the economic recovery remains uneven. Employment in the financial activities and transportation and warehousing sectors are now above pre-pandemic levels; however, employment in the leisure and hospitality industry, one of the largest major sectors in the country, continues to be more than 7% below where it was in February 2020. Most jobs in the leisure and hospitality industry cannot be done remotely, and many businesses closed or saw a sharp reduction in business at the onset of the health and economic crises.

As of December 2021, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) was at 61.9% and has remained within a narrow range of 61.4% to 61.9% since September 2020. The unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 5.7% in December 2020 to 4.0% in December 2021. Unemployment rates for December 2021 in the states where the Company has branch or loan production offices were Arkansas at 3.1%, Colorado at 4.8%, Georgia at 2.6%, Illinois at 5.3%, Iowa at 3.5%, Kansas at 3.3%, Minnesota at 3.1%, Missouri at 3.3%, Nebraska at 1.7%, Oklahoma at 2.3%, and Texas at 5.0%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 3.9% for December 2021. Chicago has a higher unemployment rate of 4.3%, along with Denver at 4.2% at the end of December 2021.

Single Family Housing

Sales of new single-family homes in December 2021 were at a seasonally adjusted annual rate of 811,000, according to U.S. Census Bureau and Department of Housing and Urban Development estimates.

The median sales price of new houses sold in December 2021 was $377,700, up from $344,400 a year earlier, and the average sales price of $457,300 was up from $405,100 a year ago in December 2020. The inventory of new homes for sale, at an estimated 403,000 at the end of December 2021, would support a 6 months’ supply at the current sales rate, up from 3.5 months at the end of December 2020.

The 2021 annual existing-home sales hit its highest level since 2006 with sales reaching a 6.18 million seasonally adjusted annual rate. December existing-home sales declined 4.6% from November 2021, after three consecutive months of increases. There were a record low of 910,000 previously owned homes on the market in December 2021, supporting 1.8 months’ supply at the current sales rate.

The strongest home price appreciation recorded occurred in 2021, with the median existing-home sales price reaching $346,900, a gain of $50,200 compared to 2020. The December 2021 existing home sales price marks the 118th straight month of year-over-year increases, the longest running streak on record. Prices increased in every region of the U.S., with the Midwest showing an increase of 10% with prices increasing from $233,500 in December 2020 to $256,900 in December 2021.

Homes are being quickly snapped up as demand remains elevated. Currently it takes approximately 19 days for a home to go from listing to contract compared to 21 days a year ago. Underbuilding over the last 15 years and a shrinking inventory of existing homes for sale has led to a significant housing shortage. Existing home sales are expected to slow slightly in the coming months due to higher mortgage rates; however, recent employment gains and stricter underwriting standards should prevent home sales from crashing.

First-time buyers accounted for 30% of sales in December 2021, up from 28% of sales in September 2021 and down from 31% in December 2020.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 3.1% in December 2021, up slightly from 2.90% in September 2021. The average commitment rate for all of 2021 was 2.96%, down from 3.10% for 2020.

Multi-Family Housing and Commercial Real Estate

CoStar indicates demand for apartments totaled roughly 700,000 units for 2021, nearly matching full-year totals for both 2020 and 2019 with the national apartment vacancy rate to a two-decade low 4.7%. Both suburban and downtown areas are recording strong gains across a wide range of diverse markets. The use of concessions has come back down to normal levels, although many downtown properties continue to utilize them to attract tenants. With demand and rent growth indicators surging, investors have renewed confidence in the sector, and sales volume has returned to more normal levels. Values are back on the rise with investors gravitating toward Sun Belt markets and increased sales volume observed in metros like Dallas-Fort Worth, Atlanta, and Phoenix.

Our market areas reflected the following apartment vacancy levels as of December 31, 2021: Springfield, Missouri at 2.8%, St. Louis at 6.4%, Kansas City at 6.3%, Minneapolis at 6.0%, Tulsa, Oklahoma at 6.6%, Dallas-Fort Worth at 5.7%, Chicago at 5.6%, Atlanta at 5.8%, and Denver at 6.5%. Two of our market areas; Dallas-Fort Worth and Atlanta were in the top ten metropolitan areas for current construction and 2021 deliveries to market.

The national office market took a first step toward recovery in 2021, but uncertainty still looms over the sector. Even before the disruption caused by the COVID 19 pandemic, the trend of slowing growth in the office industry was expected to continue in 2020 and linger throughout 2021. Office-using employment has bounced back quicker than the average for all employment sectors, and more office jobs could lead to stronger office leasing. Leasing volume improved in the second half of 2021, and net absorption was positive in the third and fourth quarters of 2021. With more sublet options available, office-users have increasingly turned to sublet leases for their space needs. The amount of sublet space on the market has leveled off over the past few quarters, but still remains at a record high of 11% of total office space available, well above the pre-pandemic average of about 7%. Remote and hybrid work structures instituted early on in the pandemic are expected to remain in place, at least to an extent, and it is likely that office-using companies will continue to reassess their physical footprints as their leases roll over. On a positive note, many office-using firms have committed to large physical space expansions, despite delaying return-to-office mandates. But even in an upside scenario, it will likely take years for the office market to work through all of the sublet and backfill space that's come on the market over the past few quarters, and uncertainty regarding the prevalence of remote and flex work arrangements will influence the office sector in the near term.

As of the end of December 2021, national office vacancy rates remain about the same at 12.2% quarter-over-quarter while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.3%, St. Louis at 8.7%, Kansas City at 9.4%, Minneapolis at 9.9%, Tulsa, Oklahoma at 12.0%, Dallas-Fort Worth at 17.7%, Chicago at 15.4%, Atlanta at 14% and Denver at 14.4%.

The retail sector enjoyed a pronounced rebound in 2021. Fiscal support provided by the U.S. government throughout the pandemic provided consumers with trillions of extra dollars, while a tightening labor market and historical level of job openings have supported relatively robust wage growth, especially at the lower end of the income ladder. With additional funds at their disposal, American consumers pushed brick and mortar retail sales to record levels in 2021.

Underpinning the strong retail environment has been a return to stores by many consumers as vaccination rates have grown and operations have normalized. Shopper foot traffic has returned to pre-pandemic levels at many open-air and lifestyle centers, while a majority of national retailers are reporting higher same-store sales relative to pre-pandemic levels. In addition, the number of retailers filing for bankruptcies has declined to a five-year low, while openings outpaced closures in 2021 for the first time since 2014.

Leasing activity accelerated back to pre-pandemic levels in 2021. While activity continues to be dominated by discounters, grocers, and apparel retailers, numerous fitness tenants increased leasing activity during the quarter, including Planet Fitness and Crunch Fitness, which were both among the top-ten tenants in the nation for new retail space signed for in 2021.

At December 31, 2021, national retail vacancy rates remained level at 4.6% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.2%, St. Louis at 6.0%, Kansas City at 5.1%, Minneapolis at 3.4%, Tulsa, Oklahoma at 3.7%, Dallas-Fort Worth at 5.4%, Chicago at 6.0%, Atlanta at 4.4% and Denver at 4.6%.

American consumers are in the midst of a historic boom in household spending on retail goods (both online and in stores). Consumers are flush with cash from stimulus checks and savings accrued while social distancing. The unprecedented rise in online shopping and quick delivery demands brought on by the pandemic have propelled industrial demand to all-time highs.

The U.S. industrial market will face a record level of new logistics facilities delivering from late 2021 through 2022, but all indications are that tenants will be up to the task of filling them. Strong demand from a wide variety of business types and segments was enough to offset new supply and decreased vacancy rates. Persistent demand from e-commerce and third-party logistics (3PLs) companies continues to drive demand.

Major markets across the country have seen record jumps in tenant demand that some metropolitan areas can barely accommodate. As a result, the fastest accelerations in industrial leasing are being recorded in smaller markets with open land for development that typically catch spillover demand from nearby population centers where developers are unable to build space fast enough.

Today's strong labor market and the $4 trillion in savings that U.S. households accrued during the pandemic should still support the record levels of goods spending and industrial leasing during 2022–23, particularly if lingering health risks from the pandemic continue to boost e-commerce's share of total consumer spending. Investors continue to aggressively pursue industrial acquisitions; with longer-term risk revolves around whether speculative development continues to increase as retail sales normalize. Additionally, land constraints and localized opposition to new construction may keep construction levels from rising much further in many top U.S. markets.

At December 31, 2021, national industrial vacancy rates sit at a record low of 4.2% while our market areas reflected the following vacancy levels: Springfield, Missouri at 1.7%, St. Louis at 3.3%, Kansas City at 4.3%, Minneapolis at 3.3%, Tulsa, Oklahoma at 3.2%, Dallas-Fort Worth at 5.4%, Chicago at 5.2%, Atlanta at 3.4% and Denver at 5.6%.

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

The Company continues to work diligently with its more than 1,100 associates to enforce the most current health, hygiene and social distancing practices. Initially, teams in nearly every operational department were split, with part of each team working at an off-site disaster recovery facility to promote social distancing and to avoid service disruptions. To date, there have been no service disruptions or reductions in staffing. With the advent of COVID-19 vaccinations in the Company’s markets, associates working from home or other sites began to return to their normal workplace during the fourth quarter of 2021.

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

Impacts to Our Business Going Forward: The magnitude of the impact on the Company of the COVID-19 pandemic continues to evolve and will ultimately depend on the remaining length and severity of the economic downturn brought on by the pandemic. Some positive economic signs have occurred in 2021 and early 2022, such as lower unemployment rates, improving gross domestic product (“GDP”) levels and other measures of the economy and increased vaccination rates. The Company expects that the COVID-19 pandemic could still impact our business in one or more of the following ways, among others. Each of these factors could, individually or collectively, result in reduced net income in future periods.

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

Paycheck Protection Program Loans

Great Southern has actively participated in the PPP through the SBA. The PPP has been met with very high demand throughout the country, resulting in a second round of funding in 2021 through an amendment to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). In the first round of the PPP, we originated approximately 1,600 PPP loans, totaling approximately $121 million. As of December 31, 2021, SBA forgiveness has been approved and processed for all of these PPP loans.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act authorized the reopening of the PPP for eligible first-draw and second-draw borrowers which began on January 19, 2021, and had an original expiration date of March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed, extending the PPP an additional two months to May 31, 2021, along with an additional 30-day period for the SBA to process applications that were still pending as of May 31, 2021. In the second round of the PPP, we funded approximately 1,650 PPP loans, totaling approximately $58 million. As of December 31, 2021, full forgiveness proceeds have been received from the SBA for 1,415 of these PPP loans, totaling approximately $48 million.

Great Southern received fees from the SBA for originating PPP loans based on the amount of each loan. At December 31, 2021, remaining net deferred fees related to PPP loans totaled $504,000. The fees, net of origination costs, are deferred in accordance with standard accounting practices and accreted to interest income on loans over the contractual life of each loan. These loans generally have a contractual maturity of up to five years from origination date, but may be repaid or forgiven (by the SBA) sooner. If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loans will be accreted to interest income immediately. We expect a significant portion of these remaining net deferred fees will accrete to interest income during the first quarter of 2022. In the three months and year ended December 31, 2021, Great Southern recorded approximately $1.6 million and $5.5 million, respectively, of net deferred fees in interest income on PPP loans.

Loan Modifications

At December 31, 2021, the Company had no remaining modified commercial loans and eight modified consumer and mortgage loans with an aggregate principal balance outstanding of $1.2 million. These balances have decreased from $232.4 million in commercial loans and $18.2 million in consumer and mortgage loans at December 31, 2020. The loan modifications were within the guidance provided by the CARES Act, the federal banking regulatory agencies, the Securities and Exchange Commission and the Financial Accounting Standards Board (FASB); therefore, they have not been considered troubled debt restructurings.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depend primarily on its net interest income, as well as provisions for credit losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the year ended December 31, 2021, Great Southern’s total assets decreased $76.5 million, or 1.4%, from $5.53 billion at December 31, 2020, to $5.45 billion at December 31, 2021. Full details of the current year changes in total assets are provided below, under “Comparison of Financial Condition at December 31, 2021 and December 31, 2020.”

Loans. In the year ended December 31, 2021, Great Southern’s net loans decreased $289.3 million, or 6.7%, from $4.30 billion at December 31, 2020, to $4.01 billion at December 31, 2021. This decrease was primarily in other residential (multi-family) loans, commercial real estate loans, commercial business loans and consumer auto loans. These decreases were partially offset by increases in construction loans and one- to four-family residential loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily in one- to four-family residential loans and construction loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the locations where it has loan production offices, including Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company made the decision to discontinue indirect auto loan originations.

Of the total loan portfolio at December 31, 2021 and 2020, 88.1% and 87.0%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts. At December 31, 2021 and 2020, commercial real estate and commercial construction loans were 52.6% and 48.4% of the Bank’s total loan portfolio, respectively. Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally. At both December 31, 2021 and 2020, loans made in the Springfield, Missouri metropolitan statistical area (Springfield MSA) comprised 8% of the Bank’s total loan portfolio. The Company’s headquarters are located in Springfield and we have operated in this market since 1923. Because of our large presence and experience in the Springfield MSA, many lending opportunities exist. At both December 31, 2021 and 2020, loans made in the St. Louis metropolitan statistical area (St. Louis MSA) comprised 19% of the Bank’s total loan portfolio. The Company’s expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only diversify from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition. Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and other residential (multi-family) loans, which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans. For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has been as much as 45% in recent years and was 39% as of December 31, 2021. The majority of the increase in fixed rate loans over the past few years was in commercial real estate, which typically has short durations within our portfolio. Of the total amount of fixed rate loans in our portfolio as of December 31, 2021, approximately 75% mature within the next five years and therefore are not considered to create significant long-term interest rate risk for the Company. Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy. As of December 31, 2021, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is moderately positive in an increasing rate environment. For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At December 31, 2021, 0.3% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At December 31, 2020, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At December 31, 2021 and 2020, an estimated 0.2% and 0.6%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2021, troubled debt restructurings totaled $3.9 million, or 0.1% of total loans, a decrease of $1.1 million from $5.0 million, or 0.1% of total loans, at December 31, 2020. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For troubled debt restructurings occurring during the year ended December 31, 2021, one loan totaling $45,000 was restructured into multiple new loans. For troubled debt restructurings occurring during the year ended December 31, 2020, five loans totaling $107,000 were restructured into multiple new loans. For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. As of December 31, 2021, $1.2 million of residential and consumer loans were subject to such modifications and no commercial loans were subject to such modifications. If more severe lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be troubled debt restructurings, additional potential problem loans and/or additional non-performing loans.

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

Available-for-sale Securities. In the year ended December 31, 2021, available-for-sale securities increased $86.1 million, or 20.8%, from $414.9 million at December 31, 2020, to $501.0 million at December 31, 2021. The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family or single-family mortgage-backed securities and FNMA and GNMA fixed rate collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2021, total deposit balances increased $35.2 million, or 0.8%. Transaction account balances increased $464.9 million and retail certificates of deposit decreased $338.4 million compared to December 31, 2020. The increase in transaction accounts were primarily a result of increased balances in non-interest accounts, money market deposit accounts and certain NOW account types. Retail certificates of deposit decreased due to decreases in national CDs initiated through internet channels and retail certificates generated through the banking center network. CDs initiated through internet channels experienced a planned decrease due to increases in overall liquidity levels and in order to reduce the Company’s cost of funds. Brokered deposits, including IntraFi program purchased funds, were $67.4 million at December 31, 2021, a decrease of $91.3 million from $158.7 million at December 31, 2020. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $27.1 million from $164.2 million at December 31, 2020 to $137.1 million at December 31, 2021. These balances fluctuate over time based on customer demand for this product.

Federal Home Loan Bank Advances and Short Term Borrowings. The Company’s FHLBank term advances were $-0- at both December 31, 2021 and December 31, 2020. At both December 31, 2021 and December 31, 2020, there also were no overnight borrowings from the FHLBank.

Short term borrowings and other interest-bearing liabilities increased $321,000 from $1.5 million at December 31, 2020 to $1.8 million at December 31, 2021. The short term borrowings included no overnight FHLBank borrowings at December 31, 2021 or December 31, 2020. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Subordinated notes. Subordinated notes decreased $74.4 million from $148.4 million at December 31, 2020 to $74.0 million at December 31, 2021. The Company redeemed $75.0 million of its outstanding subordinated notes at par in August 2021.

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the “prime rate” and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see “Quantitative and Qualitative Disclosures About Market Risk”). In addition, prior to 2021, our net interest income has been impacted by changes in the cash flows expected to be received from acquired loan pools. As described in Note 4 of the accompanying audited financial statements, included in Item 8 of this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools has been on-going and increases in cash flow expectations have been recognized as increases in accretable yield through interest income. Decreases in cash flow expectations have been recognized as impairments through the allowance for credit losses. These accretable yield adjustments no longer occur subsequent to 2020.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate stood at 0.25%. Financial markets are anticipating an aggressive increase in interest rates in 2022, with three to six hikes anticipated. A substantial portion of Great Southern’s loan portfolio ($1.43 billion at December 31, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2021. Of these loans, $1.42 billion had interest rate floors. Great Southern also has a portfolio of loans ($598 million at December 31, 2021) tied to a "prime rate" of interest and will adjust at least once within 90 days after December 31, 2021. Of these loans, $592 million had interest rate floors at various rates. At December 31, 2021, $1.2 billion in LIBOR and “prime rate” loans were at their floor rate. If interest rates were to increase 25 basis points, loans of $360.7 million would move above their floor rate. If interest rates were to increase 50 basis points, an additional $285.1 million in loans would move above their floor rate.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. Because the Federal Funds rate is again very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.

As of December 31, 2021, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Operating Expenses. The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2021 and 2020.”

Business Initiatives

In 2021 and continuing into 2022, Great Southern is actively monitoring and responding to the effects of the evolving COVID-19 pandemic. As always, the health, safety and well-being of our customers, associates and communities while maintaining uninterrupted service are the Company’s top priorities. Please see “COVID-19 Impact to Our Business and Response” and “Paycheck Protection Program Loans” above for further information, including the Company’s participation in the SBA’s PPP for small businesses.

The Company’s 93 banking centers and its loan production offices are consistently reviewed to measure performance and to ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and loan production offices and invest resources where customer demand leads, and from time to time, consolidate banking centers or even exit markets when conditions dictate.

Several banking center changes were initiated in 2021 and are planned for 2022:

●	In September 2021 in the Joplin, Missouri, market, the Company opened a new banking center at 2801 E. 32nd Street, replacing a nearby leased office. The new office provides customers more convenient access and has a fresh, modern design facilitating an enhanced customer experience. The Company currently has two banking centers serving the Joplin market.
●	After a thorough evaluation, in November 2021, the Company consolidated one banking center in the St. Louis region. The Westfall Plaza banking center located at 8013 W. Florissant was consolidated into a nearby Great Southern office at 10385 W. Florissant, less than three miles away. The Company operates 18 banking centers in the greater St. Louis area.
●	During 2022, the banking center in Kimberling City, Missouri, will be replaced with a newly constructed building on the same property at 14309 Highway 13. Customers will be served in a temporary building on the property during construction. The new office is expected to open in the fourth quarter of 2022. Including this office, the Company operates three banking centers in the Branson Tri-Lakes area of southwest Missouri.

Other corporate initiatives occurred in 2021 or are planned in 2022:

●	Great Southern Bank was recognized as part of Forbes’ annual list of the World’s Best Banks 2021. The Bank was ranked first in the list of best banks in the United States. The study involved asking 43,000 bank customers from 28 countries to rate banks they are involved with on general satisfaction and key attributes like trust, terms and conditions, customer services, digital services and financial advice. Some 500 banks around the world were featured on the list and can be viewed on the Forbes website.
●	In August 2021, the Company redeemed all of its outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes (due August 15, 2026) having an aggregate principal amount of $75 million, in accordance with the terms of the Subordinated Notes. The Company used excess cash on hand for the redemption payment.

●	During 2021, a consulting firm was engaged to support the Company in its evaluation of core and ancillary software and information technology systems. The Company’s core systems software is provided by third parties. The consultant’s support included assisting the Company in identifying various software options, helping identify positive and negative attributes of those software options and assisting in negotiating contract terms and pricing. In December 2021, the Company entered into a new multi-year contract for these core and ancillary software services, which are expected to commence in late 2023.
●	Two long-term executive team members retired from the Company in 2021. Both announced their retirements at least a year in advance to ensure an orderly leadership transition.

Chief Operating Officer Doug Marrs retired from the Company in July 2021. Mr. Marrs joined Great Southern in 1996, with his banking career spanning 43 years. His successor, Mark Maples, is a banking veteran with 39 years of banking experience, 16 years of which have been with Great Southern.

Chief Information Officer Linton J. Thomason retired at the end of 2021. With more than 40 years in the banking industry, Mr. Thomason joined Great Southern in 1997. His successor, Eric Johnson, joined Great Southern in 2008 and has held various managerial roles related to the Company’s information technology and data security. Prior to joining Great Southern, Mr. Johnson worked for 12 years in information technology at a regional healthcare provider.

●	In January 2022, the Company’s Board of Directors authorized the purchase of an additional one million shares of the Company’s common stock, resulting in a total of nearly 1.2 million shares available in the stock repurchase authorization at that time.
●	Commercial loan production offices (LPOs) continue to play a significant role in developing the commercial loan portfolio. In February 2022, the Company opened a commercial loan production office in Phoenix. Two local, highly experienced commercial lenders were hired to develop commercial lending relationships in the Phoenix market area. The Phoenix office represents the Company’s seventh LPO. Other LPOs are located in Atlanta, Chicago, Dallas, Denver, Omaha, Nebraska, and Tulsa, Oklahoma.

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

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

During the year ended December 31, 2021, total assets decreased by $76.5 million to $5.45 billion. The decrease was primarily attributable to decreases in loans receivable, partially offset by increases in cash and cash equivalents and available-for-sale securities.

Cash and cash equivalents were $717.3 million at December 31, 2021, an increase of $153.6 million, or 27.2%, from $563.7 million at December 31, 2020. During 2021, the increase was primarily related to excess funds held at the Federal Reserve Bank. The additional funds were primarily the result of increases in net loan repayments throughout 2021.

The Company’s available for sale securities increased $86.1 million, or 20.8%, compared to December 31, 2020. The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family and single-family mortgage-backed securities and agency collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities. The available-for-sale securities portfolio was 9.2% and 7.5% of total assets at December 31, 2021 and 2020, respectively.

Net loans decreased $289.3 million from December 31, 2020, to $4.01 billion at December 31, 2021. Decreases primarily occurred in other residential (multi-family) loans, commercial real estate loans, commercial business loans and consumer auto loans. Other residential (multi-family) loans decreased $307.4 million, or 30.8%, commercial real estate loans decreased $82.7 million, or 5.4%, commercial business loans decreased $39.4 million, or 12.4%, and consumer auto loans decreased $37.3 million, or 43.2%. Partially offsetting the decreases in these loans was an increase of $156.0 million, or 27.7%, in construction loans and an increase of $53.7 million, or 9.2%, in one- to four-family residential loans. In 2021, we experience significant early payoffs of multi-family loans and commercial real estate loans. We also received repayment of a large portion of our PPP loans. Construction loans increased as new loans were originated and draws were made on existing loans in 2021. A large portion of these construction loans were for multi-family projects.

Other real estate owned and repossessions were $2.1 million at December 31, 2021, an increase of $210,000, or 11.2%, from $1.9 million at December 31, 2020. The increase was primarily due to the addition of properties which were not acquired through foreclosure during the period, partially offset by sales of other real estate properties, and is discussed in more detail in the Non-performing Assets section below.

Total liabilities decreased $63.5 million from $4.90 billion at December 31, 2020 to $4.83 billion at December 31, 2021. The decrease was primarily attributable to the redemption of subordinated notes during 2021.

Total deposits increased $35.2 million, or 0.8%, from $4.52 billion at December 31, 2020 to $4.55 billion at December 31, 2021. Transaction account balances increased $464.9 million compared to December 31, 2020. Non-interest-bearing checking account balances increased $225.0 million and interest-bearing transaction accounts increased $239.9 million. The increase in transaction accounts were primarily a result of increased money market deposit accounts and certain NOW account types. Customer retail certificates initiated through our banking center network decreased by $140.4 million during the year ended December 31, 2021. Market interest rates declined on both transaction accounts and retail time deposits. In many cases, customers chose to move funds from time deposit accounts to interest-bearing transaction accounts to retain flexibility with their funds and because time deposit rates were low. Customer retail certificates initiated through our internet channel network decreased by $200.3 million during the year ended December 31, 2021. These deposits were less attractive to retain as other deposit categories’ balances increased in 2021. Brokered deposits were $67.4 million at December 31, 2021, a decrease of $91.3 million from $158.7 million at December 31, 2020. In both 2020 and 2021, the brokered deposits were allowed to mature without replacement as other deposit categories increased.

The Company’s Federal Home Loan Bank advances were $-0- at both December 31, 2021 and 2020. At December 31, 2021 and 2020, there were no borrowings from the FHLBank. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short term borrowings and other interest-bearing liabilities increased $321,000 from $1.5 million at December 31, 2020 to $1.8 million at December 31, 2021. The short term borrowings included no overnight FHLBank borrowings at December 31, 2021 and 2020.

Securities sold under reverse repurchase agreements with customers decreased $27.1 million, or 16.5%, from $164.2 million at December 31, 2020 to $137.1 million at December 31, 2021. These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity decreased $13.0 million, from $629.7 million at December 31, 2020 to $616.8 million at December 31, 2021. The Company recorded net income of $74.6 million for the year ended December 31, 2021. In addition, total stockholders’ equity increased $4.9 million due to stock option exercises. Total stockholders’ equity decreased $39.1 million due to repurchases of the Company’s common stock. Accumulated other comprehensive income decreased $20.4 million due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges. Dividends declared on common stock, which decreased total stockholders’ equity, were $18.9 million. In addition, the initial adoption of the CECL accounting standard for credit losses on January 1, 2021, resulted in a decrease in stockholders’ equity of $14.2 million.

Results of Operations and Comparison for the Years Ended December 31, 2021 and 2020

General

Net income increased $15.3 million, or 25.8%, during the year ended December 31, 2021, compared to the year ended December 31, 2020. Net income and net income available to common shareholders was $74.6 million for the year ended December 31, 2021 compared to $59.3 million for the year ended December 31, 2020. This increase was due to a decrease in provision (credit) for credit losses and unfunded commitments of $21.6 million, or 136.3%, an increase in non-interest income of $3.3 million, or 9.3%, and an increase in net interest income of $783,000, or 0.4%, partially offset by an increase in income tax expenses of $6.0 million, or 43.2%, and an increase in non-interest expenses of $4.4 million, or 3.6%.

Total Interest Income

Total interest income decreased $19.0 million, or 8.7%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was due to an $18.7 million, or 9.1%, decrease in interest income on loans and a $335,000, or 2.6%, decrease in interest income on investment securities and other interest-earning assets. Interest income on loans decreased in 2021 compared to 2020 due to lower average rates of interest and lower average balances of loans. Interest income from investment securities and other interest-earning assets decreased during 2021 compared to 2020 due to lower average rates of interest, partially offset by higher average balances of investments and other interest-earning assets.

Interest Income – Loans

During the year ended December 31, 2021 compared to the year ended December 31, 2020, interest income on loans decreased due to lower average balances and lower average interest rates. Interest income decreased $13.0 million as the result of lower average interest rates on loans. The average yield on loans decreased from 4.66% during the year ended December 31, 2020 to 4.36% during the year ended December 31, 2021. The decreased yields in most loan categories were primarily a result of decreased LIBOR and Federal Funds interest rates. In addition, interest income on loans decreased $5.7 million as a result of lower average loan balances, which decreased from $4.40 billion during the year ended December 31, 2020, to $4.27 billion during the year ended December 31, 2021. The lower average balances were primarily due to higher loan repayments during 2021. In 2020, the Company also originated $121 million of PPP loans, which have a much lower yield compared to the overall loan portfolio. These loans were largely repaid during 2021, contributing to the lower average balance in loans.

On an on-going basis, the Company has estimated the cash flows expected to be collected from the FDIC-assisted acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The entire amount of the discount adjustment has been and will be accreted to interest income over time. For the years ended December 31, 2021 and 2020, the adjustments increased interest income and pre-tax income by $1.6 million and $5.6 million, respectively.

As of December 31, 2021, the remaining accretable yield adjustment that will affect interest income was $429,000. We expect to recognize the remaining $429,000 of interest income during 2022. We adopted the new accounting standard related to accounting for credit losses as of January 1, 2021. With the adoption of this standard, there is no reclassification of discounts from non-accretable to accretable subsequent to December 31, 2020. All adjustments made prior to December 31, 2020 will continue to be accreted to interest income. Apart from the yield accretion, the average yield on loans was 4.32% during the year ended December 31, 2021, compared to 4.53% during the year ended December 31, 2020, as a result of lower current market rates on adjustable rate loans and new loans originated during the year.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate was reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans.

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company received a payment of $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. The Company recorded loan interest income of $8.1 million and $7.7 million during the years ending December 31, 2021 and 2020, respectively, related to this interest rate swap. The Company currently expects to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR. The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The initial floating rate of interest was set at 0.24143%. Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR. If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments decreased $573,000 in the year ended December 31, 2021 compared to the year ended December 31, 2020. Interest income decreased $1.2 million due to a decrease in average interest rates from 2.88% during the year ended December 31, 2020 to 2.61% during the year ended December 31, 2021, due to lower market rates of interest on investment securities purchased during 2021 compared to securities already in the portfolio. Interest income increased $600,000 as a result of an increase in average balances from $426.4 million during the year ended December 31, 2020, to $447.9 million during the year ended December 31, 2021.

Interest income on other interest-earning assets increased $238,000 in the year ended December 31, 2021 compared to the year ended December 31, 2020. Interest income increased $438,000 as a result of an increase in average balances from $246.1 million during the year ended December 31, 2020, to $552.1 million during the year ended December 31, 2021. Average balances increased due to higher balances held at the Federal Reserve Bank as a result of the significant increase in deposits since March 31, 2020 and significant loan repayments in 2021. Interest income decreased $200,000 due to a decrease in average interest rates from 0.19% during the year ended December 31, 2020, to 0.13% during the year ended December 31, 2021. Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in 2020 due to significant reductions in the federal funds rate of interest and remained low in 2021.

Total Interest Expense

Total interest expense decreased $19.8 million, or 48.8%, during the year ended December 31, 2021, when compared with the year ended December 31, 2020, due to a decrease in interest expense on deposits of $19.3 million, or 59.6%, a decrease in interest expense on short-term borrowings and repurchase agreements of $638,000, or 94.5%, and a decrease in interest expense on subordinated debentures issued to capital trust of $180,000, or 28.7%. Partially offsetting these decreases, interest expense on subordinated notes increased $334,000, or 4.9%.

Interest Expense - Deposits

Interest expense on demand deposits decreased $4.5 million due to a decrease in average rates from 0.38% during the year ended December 31, 2020, to 0.17% during the year ended December 31, 2021. Partially offsetting that decrease, interest on demand deposits increased $1.4 million due to an increase in average balances from $1.87 billion in the year ended December 31, 2020, to $2.32 billion in the year ended December 31, 2021. The decrease in average interest rates of interest-bearing demand deposits was primarily a result of decreased market interest rates on these types of accounts. Demand deposit balances increased substantially during the COVID-19 pandemic in 2020 and remained elevated during 2021. In 2020, many of our business and personal customers increased their average account balances with us (some through funds received from government entities) and we also added new accounts throughout the year. Much of these increased balances remained or grew in 2021; therefore, the average balances were higher in 2021 versus 2020.

Interest expense on time deposits decreased $10.3 million as a result of a decrease in average rates of interest from 1.55% during the year ended December 31, 2020, to 0.78% during the year ended December 31, 2021. In addition, interest expense on time deposits decreased $6.0 million due to a decrease in average balance of time deposits from $1.64 billion during the year ended December 31, 2020, to $1.16 billion during the year ended December 31, 2021. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases during 2020 and 2021. The decrease in average balances of time deposits was a result of decreases in retail customer time deposits obtained through the banking center network, retail customer time deposits obtained through on-line channels and decreases in brokered deposits. Brokered and on-line channel deposits were actively reduced by the Company as other deposit sources increased. The Company reduced its rates on these types of time deposits and allowed these deposits to mature without replacement during 2021.

Interest Expense - FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2021 and 2020. FHLBank overnight borrowings were utilized in the first quarter of 2020.

Interest expense on repurchase agreements increased $6,000 due to an increase in average balances from $140.9 million during the year ended December 31, 2020, to $143.8 million during the year ended December 31, 2021. The increase in average balances was due to changes in customers’ need for this product, which can fluctuate. There was only a very minor change in the average interest rate on the repurchase agreements between 2021 and 2020.

Interest expense on short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities decreased $326,000 due to average rates that decreased from 1.51% in the year ended December 31, 2020, to 0.02% in the year ended December 31, 2021. In addition to this decrease, interest expense on short-term borrowings and other interest-bearing liabilities decreased $318,000 due to a decrease in average balances from $42.6 million during the year ended December 31, 2020, to $1.5 million during the year ended December 31, 2021. The decrease in average balances and rates was due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.

During the year ended December 31, 2021, compared to the year ended December 31, 2020, interest expense on subordinated debentures issued to capital trusts decreased $180,000 due to lower average interest rates. The average interest rate was 2.44% in 2020, compared to 1.74% in 2021. The interest rate on subordinated debentures is a floating rate indexed to the three-month LIBOR interest rate. There was no change in the average balance of the subordinated debentures between 2021 and 2020.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, the issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, and therefore impact the overall interest expense on the notes. In August 2021, the Company completed the redemption of all of its 5.25% subordinated notes due August 15, 2026. The notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest. Interest expense on subordinated notes increased $265,000 due to an increase in average balances from $115.3 million during the year ended December 31, 2020 to $119.8 million during the year ended December 31, 2021 due to higher average balances resulting from the issuance of new notes in June 2020, slightly offset by the redemption of the subordinated notes maturing in 2026 during August 2021. Interest expense on the subordinated notes increased $69,000 due to average rates that increased from 5.92% in the year ended December 31, 2020, to 5.98% in the year ended December 31, 2021.

Net Interest Income

Net interest income for the year ended December 31, 2021 increased $783,000, or 0.4%, to $177.9 million, compared to $177.1 million for the year ended December 31, 2020. Net interest margin was 3.37% for the year ended December 31, 2021, compared to 3.49% for the year ended December 31, 2020, a decrease of 12 basis points. In both years, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which was discussed previously in “Interest Income – Loans” and is discussed in Note 3 of the accompanying audited financial statements, which are included in Item 8 of this Report. The positive impact of these changes on the years ended December 31, 2021 and 2020 were increases in interest income of $1.6 million and $5.6 million, respectively, and increases in net interest margin of three basis points and 11 basis points, respectively. Excluding the positive impact of the additional yield accretion, net interest margin decreased four basis points during the year ended December 31, 2021. The decrease in net interest margin was due to significantly declining market interest rates, a change in asset mix with increases in lower-yielding investments and cash equivalents and the redemption of subordinated notes in 2021.

The Company's overall interest rate spread decreased one basis point, or 0.5%, from 3.23% during the year ended December 31, 2020, to 3.22% during the year ended December 31, 2021. The decrease was due to a 52 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 51 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans decreased 30 basis points, the yield on investment securities decreased 27 basis points and the yield on other interest-earning assets decreased six basis points. The rate paid on deposits decreased 55 basis points, the rate paid on subordinated debentures issued to capital trust decreased 70 basis points, the rate paid on short-term borrowings decreased 34 basis points, and the rate paid on subordinated notes increased six basis points.

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

During the year ended December 31, 2021, the Company recorded a negative provision expense of $6.7 million on its portfolio of outstanding loans, compared to a $15.9 million provision expense recorded for the year ended December 31, 2020. The negative provision for credit losses in 2021 reflected decreased outstanding total loans and continued positive trends in asset quality metrics, combined with an improved economic forecast. In 2021, the national unemployment rate continued to decrease and many measures of economic growth improved. The Company experienced net recoveries of $116,000 for the year ended December 31, 2021 compared to net charge offs of $422,000 for the year ended December 31, 2020. The provision for losses on unfunded commitments for the year ended December 31, 2021 was $939,000. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate. In 2020, due to the COVID-19 pandemic and its effects on the overall economy and unemployment, the Company increased its provision for credit losses and increased its allowance for credit losses, even though actual realized net charge-offs were very low.

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

The Bank’s allowance for credit losses as a percentage of total loans was 1.49% and 1.32% at December 31, 2021 and 2020, respectively. Prior to January 1, 2021, the ratio excluded the FDIC-assisted acquired loans. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2021, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional credit loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

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

Non-performing assets, including all FDIC-assisted acquired assets, at December 31, 2021, were $6.0 million, a decrease of $2.1 million from $8.1 million at December 31, 2020. Non-performing assets, including all FDIC-assisted acquired assets, as a percentage of total assets were 0.11% at December 31, 2021, compared to 0.15% at December 31, 2020.

Compared to December 31, 2020, non-performing loans decreased $1.5 million to $5.4 million at December 31, 2021, and foreclosed assets decreased $635,000 to $588,000 at December 31, 2021. Non-performing one-to four-family residential loans comprised $2.2 million, or 40.9%, of the total non-performing loans at December 31, 2021. Non-performing commercial real estate loans comprised $2.0 million, or 37.0%, of total non-performing loans at December 31, 2021. Non-performing consumer loans comprised $733,000, or 13.5%, of the total non-performing loans at December 31, 2021. Non-performing land development loans comprised $468,000, or 8.6%, of total non-performing loans at December 31, 2021.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2021, was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	622	—	—	—	(154)	—	468
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,465	1,031	(1,236)	—	(183)	(77)	(1,784)	2,216
Other residential	190	—	(185)	—	—	—	(5)	—
Commercial real estate	849	4,562	(330)	—	(191)	—	(2,884)	2,006
Commercial business	114	20	—	—	—	—	(134)	—
Consumer	1,268	330	(232)	—	(83)	(191)	(359)	733
Total non-performing loans	6,886	6,565	(1,983)	—	(457)	(422)	(5,166)	5,423
Less: FDIC-assisted acquired loans	3,843	144	(1,149)	—	(373)	(94)	(635)	1,736

Total non-performing loans net of FDIC-assisted acquired loans	$3,043	$6,421	$(834)	$—	$(84)	$(328)	$(4,531)	$3,687

At December 31, 2021, the non-performing one- to four-family residential category included 40 loans, eight of which were added during 2021. The largest relationship in this category is an FDIC-assisted acquired loan totaling $326,000, or 14.7% of the total category. The non-performing commercial real estate category included two loans, both of which were added during 2021. The largest relationship in this category, which totaled $1.7 million, or 86.0% of the total category, was transferred from potential problems and is collateralized by a mixed use commercial retail building. The previous largest non-performing commercial real estate relationship ($2.4 million) was paid off in 2021. The non-performing consumer category included 30 loans, seven of which were added during 2021. The non-performing land development category consisted of one loan added during 2021, which totaled $468,000 and is collateralized by unimproved zoned vacant ground in southern Illinois.

Loans that were modified under the guidance provided by the CARES Act are not included as non-performing loans in the table above as they are current under their modified terms. For additional information about these loan modifications, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- “Loan Modifications.”

Other Real Estate Owned and Repossessions. Of the total $2.1 million of other real estate owned and repossessions at December 31, 2021, $1.5 million represents properties which were not acquired through foreclosure.

Activity in foreclosed assets and repossessions during the year ended December 31, 2021, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	263	—	(169)	—	(94)	—
Land development	682	—	(250)	—	(117)	315
Commercial construction	—	—	—	—	—	—
One- to four-family residential	125	183	(125)	—	—	183
Other residential	—	—	—	—	—	—
Commercial real estate	—	192	(192)	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	153	759	(822)	—	—	90
Total foreclosed assets and repossessions	1,223	1,134	(1,558)	—	(211)	588
Less: FDIC-assisted acquired assets	446	375	(206)	—	(117)	498

Total foreclosed assets and repossessions net of FDIC-assisted acquired assets	$777	$759	$(1,352)	$—	$(94)	$90

At December 31, 2021, the land development category of foreclosed assets consisted of one property in central Iowa (this was an FDIC-assisted acquired asset), which was added prior to 2021. The one- to four-family residential category of foreclosed assets consisted of two properties (both of which were FDIC-assisted acquired assets), both of which were added during 2021. The amount of additions and sales in the consumer category are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Potential Problem Loans. Potential problem loans decreased $3.8 million during the year ended December 31, 2021, from $5.8 million at December 31, 2020 to $2.0 million at December 31, 2021. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets.

Due to the impact on economic conditions from COVID-19, it is possible that we could experience an increase in potential problem loans in future periods. As noted, we experienced an increased level of loan modifications in late March through June 2020; however, total loan modifications were much lower at December 31, 2020, and decreased further through December 31, 2021. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not automatically result in these loans being classified as TDRs, potential problem loans or non-performing loans. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be TDRs, additional potential problem loans and/or additional non-performing loans. Further actions on our part, including additions to the allowance for credit losses, could result.

Activity in the potential problem loans category during the year ended December 31, 2021, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	21	—	—	—	—	—	(6)	15
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,157	—	(314)	(52)	—	—	(359)	1,432
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,080	—	(1,070)	(1,726)	—	—	(74)	210
Commercial business	—	—	—	—	—	—	—	—
Consumer	588	158	(21)	(1)	(95)	(97)	(209)	323
Total potential problem loans	5,846	158	(1,405)	(1,779)	(95)	(97)	(648)	1,980
Less: FDIC-assisted acquired loans	1,523	—	(314)	—	—	—	(205)	1,004

Total potential problem loans net of FDIC-assisted acquired loans	$4,323	$158	$(1,091)	$(1,779)	$(95)	$(97)	$(443)	$976

At December 31, 2021, the commercial real estate category of potential problem loans included one loan, which was added in a prior year. During 2021, within the commercial real estate category of potential problem loans, one at $536,000 was upgraded after six months of consecutive payments and one at $534,000 was paid off and removed from the potential problem loans category; both of these loans had been added to potential problem loans in 2020. One loan totaling $1.7 million was moved to the non-performing category. The one- to four-family residential category of potential problem loans included 25 loans, none of which were added during 2021. The largest relationship in this category totaled $171,000, or 12.0% of the category. The consumer category of potential problem loans included 27 loans, eight of which were added during 2021.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. During 2021, loans classified as “Watch” decreased $34.0 million, from $64.8 million at December 31, 2020 to $30.7 million at December 31, 2021. This decrease was primarily due to loans being upgraded out of the “watch” category, which primarily included one $14.3 million relationship collateralized by a shopping center, one $10.6 million relationship collateralized by recreational facilities and other real estate and business assets, and one $3.9 million relationship collateralized by a shopping center and other real estate and business assets. Also, one $11.6 million relationship collateralized by a healthcare facility was paid in full during 2021. Partially offsetting those decreases, one $10.3 million relationship collateralized by a healthcare facility was downgraded and added to the “Watch” category. See Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report, for further discussion of the Company’s loan grading system.

Non-Interest Income

Non-interest income for the year ended December 31, 2021 was $38.3 million compared with $35.0 million for the year ended December 31, 2020. The increase of $3.3 million, or 9.3%, was primarily as a result of the following items:

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $2.8 million compared to the prior year. This increase was primarily due to a reduction in customer usage in 2020 as the COVID-19 pandemic caused many businesses to close or limit access for a period of time. In the year ended December 31, 2021, debit card and ATM usage by customers was back to normal levels, and in some cases, increased levels of activity.

Net gains on loan sales: Net gains on loan sales increased $1.4 million compared to the prior year. The increase was due to an increase in originations of fixed-rate single-family mortgage loans during 2021 compared to 2020. Fixed-rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in the latter half of 2020 and the first half of 2021. As a result of the significant volume of refinance activity recently, and as market interest rates moved a bit higher in the latter half of 2021, mortgage refinance volume has decreased and loan originations and related gains on sales of these loans have returned to levels closer to historic averages.

Gain (loss) on derivative interest rate products: In 2021, the Company recognized a gain of $312,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. In 2020, the Company recognized a loss of $264,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. Generally, as market interest rates increase, this creates a net increase in the fair value of these instruments. As market rates decrease, the opposite tends to occur. This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Other income: Other income decreased $2.0 million compared to the prior year. In 2020, the Company recognized approximately $1.5 million of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties, with fewer of these transactions and related fee income generated in 2021.

Non-Interest Expense

Total non-interest expense increased $4.4 million, or 3.6%, from $123.2 million in the year ended December 31, 2020, to $127.6 million in the year ended December 31, 2021. The Company’s efficiency ratio for the year ended December 31, 2021 was 59.03%, an increase from 58.07% for 2020. The higher efficiency ratio in 2021 was primarily due to an increase in non-interest expense (primarily from the significant IT consulting expense and related contract termination liability incurred in December 2021), partially offset by an increase in total revenue. Excluding this consulting expense and contract termination liability, the Company’s efficiency ratio was 56.57% in 2021. In the year ended December 31, 2021, the Company’s efficiency ratio was negatively impacted by a decrease in interest income on loans and positively impacted by a decrease in interest expense on deposits. In the year ended December 31, 2020, the Company’s efficiency ratio was negatively impacted by an increase in salaries and employee benefits expense and positively impacted by an increase in income related to loan sales. The Company’s ratio of non-interest expense to average assets was 2.32% for the year ended December 31, 2021 compared to 2.31% for the year ended December 31, 2020. Average assets for the year ended December 31, 2021, increased $178.9 million, or 3.4%, from the year ended December 31, 2020, primarily due to increases in investment securities and interest-bearing cash equivalents, partially offset by a decrease in net loans receivable.

The following were key items related to the increase in non-interest expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $4.2 million from the prior year, to $6.6 million. In 2021, the Company expensed and paid $4.1 million in fees to consultants that were engaged to support the Company in its evaluation of core and ancillary software and information technology systems. The consultant’s support included assisting the Company in identifying various software options, helping identify positive and negative attributes of those software options and assisting in negotiating contract terms and pricing.

Net Occupancy and Equipment Expense: Net occupancy and Equipment expense increased $1.6 million from the prior year, to $29.2 million. In 2021, the Company expensed a $1.2 million contract termination fee related to the Company’s current core software and information technology system.

Insurance: Insurance expense increased $656,000 compared to the prior year. This increase was primarily due to an increase in FDIC deposit insurance premiums. In 2020, the Company had a $482,000 credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The remaining deposit insurance fund credit was utilized in 2020 in addition to $870,000 in premiums being due for the year ended December 31, 2020, while the premium expense was $1.4 million for the year ended December 31, 2021.

Expense on other real estate owned and repossessions: Expense on other real estate owned and repossessions decreased $1.4 million compared to the prior year primarily due to sales of most foreclosed assets and a smaller amount of repossessed automobiles in 2021, plus higher valuation write-downs of certain foreclosed assets during 2020. During 2020, sales and valuation write-downs of certain foreclosed assets totaled a net expense of $963,000, while sales and valuation write-downs in 2021 totaled a net gain of $7,000.

Salaries and employee benefits: Salaries and employee benefits decreased $520,000 in the year ended December 31, 2021 compared to the prior year. In 2020, the Company approved two special cash bonuses to all employees totaling $2.2 million in response to the COVID-19 pandemic. Such bonuses were not repeated in the year ended December 31, 2021.

Provision for Income Taxes

For the years ended December 31, 2021 and 2020, the Company's effective tax rates were 20.9% and 18.9%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates have evolved throughout 2020 and 2021 as taxable income and apportionment between states have been analyzed. The higher effective tax rate in 2021 was due to higher overall income, lower levels of low income housing tax credits and less tax-exempt interest income. The Company's effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were

$11.2 million, $6.6 million and $4.0 million for 2021, 2020 and 2019, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31,	Year Ended			Year Ended			Year Ended
	2021(2)	December 31, 2021			December 31, 2020			December 31, 2019
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.29%	$678,900	$25,251	3.72%	$652,096	$29,099	4.46%	$532,051	$27,450	5.16%
Other residential	4.29	922,739	40,998	4.44	930,529	43,902	4.72	812,412	43,931	5.41
Commercial real estate	4.06	1,541,095	65,811	4.27	1,526,618	69,437	4.55	1,443,435	74,256	5.14
Construction	3.98	616,899	27,696	4.49	665,546	32,443	4.87	706,581	41,767	5.91
Commercial business	4.02	279,232	15,403	5.52	325,397	14,070	4.32	258,606	13,234	5.12
Other loans	4.64	220,783	10,347	4.69	283,678	15,184	5.35	387,854	21,511	5.55
Industrial revenue bonds (1)	4.44	14,528	763	5.25	15,395	829	5.38	14,841	898	6.05

Total loans receivable	4.26	4,274,176	186,269	4.36	4,399,259	204,964	4.66	4,155,780	223,047	5.37

Investment securities (1)	2.42	447,943	11,689	2.61	426,383	12,262	2.88	326,450	10,066	3.08
Interest-earning deposits in other banks	0.15	552,094	715	0.13	246,110	477	0.19	87,767	1,881	2.14

Total interest-earning assets	3.58	5,274,213	198,673	3.77	5,071,752	217,703	4.29	4,569,997	234,994	5.14
Non-interest-earning assets:
Cash and cash equivalents		96,989			93,832			92,315
Other non-earning assets		131,154			157,842			192,695
Total assets		$5,502,356			$5,323,426			$4,855,007

Interest-bearing liabilities:
Interest-bearing demand and savings	0.12	$2,316,890	4,023	0.17	$1,867,166	7,096	0.38	$1,507,518	7,971	0.53
Time deposits	0.60	1,161,134	9,079	0.78	1,636,205	25,335	1.55	1,716,786	37,599	2.19
Total deposits	0.26	3,478,024	13,102	0.38	3,503,371	32,431	0.93	3,224,304	45,570	1.41
Securities sold under reverse repurchase agreements	0.02	143,757	37	0.03	140,938	31	0.02	102,615	19	0.02
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	0.07	1,529	—	0.02	42,560	644	1.51	157,409	3,616	2.30
Subordinated debentures issued to capital trust	1.73	25,774	448	1.74	25,774	628	2.44	25,774	1,019	3.95
Subordinated notes	5.97	119,780	7,165	5.98	115,335	6,831	5.92	74,070	4,378	5.91

Total interest-bearing liabilities	0.38	3,768,864	20,752	0.55	3,827,978	40,565	1.06	3,584,172	54,602	1.52
Non-interest-bearing liabilities:
Demand deposits		1,061,716			826,900			665,606
Other liabilities		44,260			46,111			33,592
Total liabilities		4,874,840			4,700,989			4,283,370
Stockholders' equity		627,516			622,437			571,637
Total liabilities and stockholders' equity		$5,502,356			$5,323,426			$4,855,007

Net interest income:
Interest rate spread	3.20%		$177,921	3.22%		$177,138	3.23%		$180,392	3.62%
Net interest margin*				3.37%			3.49%			3.95%
Average interest-earning assets to average interest- bearing liabilities		139.9%			132.5%			127.5%

*Defined as the Company’s net interest income divided by total interest-earning assets.

(1)

Of the total average balance of investment securities, average tax-exempt investment securities were $42.3 million, $55.9 million and $41.7 million for 2021, 2020 and 2019, respectively. In addition, average tax-exempt industrial revenue bonds were $17.9 million, $20.0 million and $20.8 million in 2021, 2020 and 2019, respectively. Interest income on tax-exempt assets included in this table was $1.6 million, $2.2 million and $2.4 million for 2021, 2020 and 2019, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.6 million, $2.0 million and $2.2 million for 2021, 2020 and 2019, respectively.

(2)

The yield/rate on loans at December 31, 2021 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions. See “Net Interest Income” for a discussion of the effect on 2021 results of operations.

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

	Year Ended			Year Ended
	December 31, 2021 vs.			December 31, 2020 vs.
	December 31, 2020			December 31, 2019
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	$(12,982)	$(5,713)	$(18,695)	$(30,621)	$12,538	$(18,083)
Investment securities	(1,173)	600	(573)	(715)	2,911	2,196
Interest-earning deposits in other banks	(200)	438	238	(2,745)	1,341	(1,404)
Total interest-earning assets	(14,355)	(4,675)	(19,030)	(34,081)	16,790	(17,291)
Interest-bearing liabilities:
Demand deposits	(4,497)	1,424	(3,073)	(2,531)	1,656	(875)
Time deposits	(10,246)	(6,010)	(16,256)	(10,571)	(1,693)	(12,264)
Total deposits	(14,743)	(4,586)	(19,329)	(13,102)	(37)	(13,139)
Securities sold under reverse repurchase agreements	6	—	6	4	8	12
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(326)	(318)	(644)	(949)	(2,023)	(2,972)
Subordinated debentures issued to capital trust	(180)	—	(180)	(391)	—	(391)
Subordinated notes	69	265	334	9	2,444	2,453
Total interest-bearing liabilities	(15,174)	(4,639)	(19,813)	(14,429)	392	(14,037)
Net interest income	$819	$(36)	$783	$(19,652)	$16,398	$(3,254)

Results of Operations and Comparison for the Years Ended December 31, 2020 and 2019

General

Net income decreased $14.3 million, or 19.4%, during the year ended December 31, 2020, compared to the year ended December 31, 2019. Net income was $59.3 million for the year ended December 31, 2020 compared to $73.6 million for the year ended December 31, 2019. This decrease was due to an increase in provision for credit losses of $9.7 million, or 158.1%, an increase in non-interest expenses of $8.1 million, or 7.0%, and a decrease in net interest income of $3.3 million, or 1.8%, partially offset by an increase in non-interest income of $4.1 million, or 13.2%, and a decrease in provision for income taxes of $2.7 million, or 16.2%. Net income available to common shareholders was $59.3 million for the year ended December 31, 2020 compared to $73.6 million for the year ended December 31, 2019.

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

As of December 31, 2020, the remaining accretable yield adjustment that will affect interest income was $2.0 million; $1.6 million of this amount was recognized in interest income during 2021. Apart from the yield accretion, the average yield on loans was 4.53% during the year ended December 31, 2020, compared to 5.19% during the year ended December 31, 2019, as a result of lower market rates on adjustable rate loans and new loans originated during the year.

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

Interest Expense – Deposits

Interest on demand deposits decreased $2.5 million due to a decrease in average rates from 0.53% during the year ended December 31, 2019, to 0.38% during the year ended December 31, 2020. Partially offsetting that decrease, interest on demand deposits increased $1.7 million due to an increase in average balances from $1.51 billion in the year ended December 31, 2019, to $1.87 billion in the year ended December 31, 2020. The decrease in average interest rates of interest-bearing demand deposits was primarily a result of decreased market interest rates on these types of accounts. Demand deposit balances increased substantially during the COVID-19 pandemic in 2020. Both business and personal deposit balances increased during 2020.

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

Interest expense on repurchase agreements increased $4,000 due to average rates that increased from 0.019% in the year ended December 31, 2019, to 0.022% in the year ended December 31, 2020. In addition to this increase, interest expense on repurchase agreements increased $8,000 due to an increase in average balances from $102.6 million during the year ended December 31, 2019, to $140.9 million during the year ended December 31, 2020. The increase in average balances was due to changes in customers’ need for this product, which can fluctuate.

Interest expense on short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities decreased $949,000 due to average rates that decreased from 2.30% in the year ended December 31, 2019, to 1.51% in the year ended December 31, 2020. The decrease was due to decreases in market interest rates and a change in the mix of funding during the period, with more overnight borrowings from the FHLBank in 2019 than 2020. In addition to this decrease, interest expense on short-term borrowings and other interest-bearing liabilities decreased $2.0 million due to a decrease in average balances from $157.4 million during the year ended December 31, 2019, to $42.6 million during the year ended December 31, 2020. The decrease in average balances was due to fewer overnight borrowings from the FHLBank in 2020.

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

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses for the year ended December 31, 2020 increased $9.7 million, to $15.9 million, compared with $6.2 million for the year ended December 31, 2019. At December 31, 2020 and December 31, 2019, the allowance for loan losses was $55.7 million and $40.3 million, respectively. Total net charge-offs were $422,000 and $4.3 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, a substantial portion of net charge-offs were in the consumer auto category. The Company experienced net recoveries in some of the other loan categories. In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. In February 2019, the Company ceased providing indirect lending services to automobile dealerships. These actions also reduced origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $66 million in the year ended December 31, 2020. At December 31, 2020, indirect automobile loans totaled approximately $48 million. General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs. In 2020, due to the COVID-19 pandemic and its effects on the overall economy and unemployment, the Company increased its provisions for loan losses and increased its allowance for loan losses, even though actual realized net charge-offs were very low. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

At December 31, 2020, the non-performing one- to four-family residential category included 23 loans, nine of which were added during 2020. The largest relationship in this category was added in 2020 totaling $274,000, or 17.5% of the total category, which is collateralized by a residential home in the Kansas City, Missouri area. Subsequent to December 31, 2020 this loan was paid off. The non-performing consumer category included 65 loans, 24 of which were added during 2020, and the majority of which are indirect and used automobile loans. The non-performing commercial real estate category included two loans. One loan was added and then removed from non-performing during 2020 after completing six consecutive months of timely payments. The largest relationship in this category was added in 2019 totaling $495,000, or 84.4% of the total category, and was collateralized by a multi-tenant building in Arkansas. The non-performing commercial business category included two loans, neither of which was added during 2020. The largest relationship in this category was added in 2018, and totaled $75,000, or 65.6% of the total category. The previous largest relationship in this category of $1.1 million paid off during 2020.

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

At December 31, 2020, the land development category of foreclosed assets consisted of one property in the Camdenton, Missouri area and had a balance of $250,000 after a valuation write-down and price reduction. During 2020, two of the three properties in the land development category were sold. The subdivision construction category of foreclosed assets consisted of one property in the Branson, Missouri area that had a balance of $263,000 after a valuation write-down. The one- to four-family category of foreclosed assets consisted of one property in western Missouri, which was added during 2020 with a balance of $111,000. The amount of additions and proceeds from sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process. The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017. The level of delinquencies and repossessions in indirect and used automobile loans decreased in 2018 through 2020.

Potential Problem Loans. Potential problem loans decreased $58,000 during the year ended December 31, 2020, from $4.4 million at December 31, 2019 to $4.3 million at December 31, 2020. This decrease was primarily due to $1.7 million in payments on potential problem loans, $124,000 in loan charge offs, and $123,000 in loans removed from potential problems and transferred to the non-performing category. Partially offsetting this decrease was the addition of $2.0 million of loans to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for credit losses.

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

Net gains on loan sales: Net gains on loan sales increased $5.5 million compared to the year ended December 31, 2019. The increase was due to an increase in originations of fixed-rate loans during 2020 compared to 2019. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Other income: Other income increased $855,000 compared to the prior year. In 2020, the Company recognized approximately $734,000 of additional fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties when compared to 2019. The Company also recognized approximately $784,000 in income related to scheduled payments and exit fees of certain tax credit partnerships during 2020, compared to $525,000 during 2019. In

2019, the Company recognized gains totaling $677,000 from the sale of, or recovery of, receivables and assets that were acquired several years prior in FDIC-assisted transactions, with no similar sales or recoveries in 2020.

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

The following were key items related to the decrease in non-interest expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

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

Provision for Income Taxes

For the years ended December 31, 2020 and 2019, the Company's effective tax rate was 18.9% and 18.3%, respectively. These effective rates were lower than the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company's effective tax rate.

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At

December 31, 2021, the Company had commitments of approximately $213.3 million to fund loan originations, $1.51 billion of unused lines of credit and unadvanced loans, and $13.4 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	December	December	December	December	December
	2021	2020	2019	2018	2017
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$175,682	$164,480	$155,831	$150,948	$133,587
Secured by real estate (not one- to four-family)	23,752	22,273	19,512	11,063	10,836
Not secured by real estate - commercial business	91,786	77,411	83,782	87,480	113,317

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	74,501	42,162	48,213	37,162	20,919
Secured by real estate (not one-to four-family)	1,092,029	823,106	798,810	906,006	718,277

Loan commitments not closed
Secured by real estate (one-to four-family)	53,529	85,917	69,295	24,253	23,340
Secured by real estate (not one-to four-family)	146,826	45,860	92,434	104,871	156,658
Not secured by real estate - commercial business	12,920	699	—	405	4,870

	$1,671,025	$1,261,908	$1,267,877	$1,322,188	$1,181,804

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2021. Additional information regarding these contractual obligations is discussed further in Notes 6, 8, 9, 10, 11, 12, 13 and 18 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or	Over One to	Over Five
	Less	Five Years	Years	Total

	(In Thousands)

Deposits without a stated maturity	$3,591,032	$—	$—	$3,591,032
Time and brokered certificates of deposit	764,935	195,183	951	961,069
Short-term borrowings	138,955	—	—	138,955
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	73,984	73,984
Operating leases	1,116	3,984	4,015	9,115
Dividends declared but not paid	4,727	—	—	4,727

	$4,500,765	$199,167	$104,724	$4,804,656

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

At December 31, 2021 and 2020, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2021	December 31, 2020
Federal Home Loan Bank line	$756.5 million	$1,069.3 million
Federal Reserve Bank line	352.4 million	436.4 million
Interest-Bearing and Non-Interest-Bearing Deposits	717.3 million	563.7 million
Unpledged Securities	406.8 million	195.1 million

Statements of Cash Flows. During the years ended December 31, 2021, 2020 and 2019, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during the year ended December 31, 2021, and negative cash flows from investing activities during the years ended December 31, 2020 and 2019. The Company experienced negative cash flows from financing activities during the year ended December 31, 2021, and positive cash flows from financing activities during the years ended December 31, 2020 and 2019.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, realized gains on the sale of investment securities and loans, depreciation and amortization and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $85.0 million, $46.0 million and $86.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021, 2020 and 2019, investing activities provided cash of $190.7 million and used cash of $131.3 million and $295.1 million, respectively, primarily due to the net increases and purchases of loans (2020 and 2019) and investment securities (2021, 2020 and 2019), partially offset by cash received for the termination of interest rate derivatives (2020) and the sales of investment securities (2019). During 2021, investing activities provided cash as net loan repayments exceeded the purchase of loans and investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in short-term borrowings, proceeds from the issuance of subordinated notes, redemption of subordinated notes, purchases of the Company’s common stock and dividend payments to stockholders. Financing activities provided cash flows of $428.9 million and $226.1 million during the years ended December 31, 2020 and 2019, respectively, primarily due to increases in customer deposit balances, net increases or decreases in various borrowings and proceeds from the issuance of subordinated notes, partially offset by dividend payments to stockholders and purchases of the Company’s common stock. Financing activities used cash flows of $122.2 million during the year ended December 31, 2021, as dividend payments to stockholders, redemption of subordinated notes and purchases of the Company’s common stock exceeded the net increase in deposits.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2021, total stockholders’ equity and common stockholders’ equity were each $616.8 million, or 11.3% of total assets, equivalent to a book value of $46.98 per common share. As of December 31, 2020, total stockholders’ equity and common stockholders’ equity were each $629.7 million, or 11.4% of total assets, equivalent to a book value of $45.79 per common share. At December 31, 2021, the Company’s tangible common equity to tangible assets ratio was 11.2%, compared to 11.3% at December 31, 2020. Included in stockholders’ equity at December 31, 2021 and 2020, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $9.1 million and $23.3 million, respectively. This decrease in unrealized gains during 2021 primarily resulted from increasing market interest rates during 2021, which decreased the fair value of the investment securities.

Also included in stockholders’ equity at December 31, 2021, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $23.6 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At December 31, 2021, the remaining pre-tax amount to be recorded in interest income was $30.6 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2021, the Bank's common equity Tier 1 capital ratio was 14.1%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.9%. As a result, as of December 31, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Bank's common equity Tier 1 capital ratio was 13.7%, its Tier 1 capital ratio was 13.7%, its total capital ratio was 14.9% and its Tier 1 leverage ratio was 11.8%. As a result, as of December 31, 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2021, the Company's common equity Tier 1 capital ratio was 12.9%, its Tier 1 capital ratio was 13.4%, its total capital ratio was 16.3% and its Tier 1 leverage ratio was 11.3%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of December 31, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Company's common equity Tier 1 capital ratio was 12.2%, its Tier 1 capital ratio was 12.7%, its total capital ratio was 17.2% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

On August 15, 2021, the Company completed the redemption, at par, of all $75.0 million aggregate principal amount of its 5.25% fixed to floating rate subordinated notes due August 15, 2026. The total redemption price was 100% of the aggregate principal balance of the subordinated notes plus accrued and unpaid interest. The Company utilized cash on hand for the redemption payment. These subordinated notes were included as capital in the Company’s calculation of its total capital ratio.

Dividends. During the year ended December 31, 2021, the Company declared common stock cash dividends of $1.40 per share (25.6% of net income per common share) and paid common stock cash dividends of $1.38 per share. During the year ended December 31, 2020, the Company declared common stock cash dividends of $2.36 per share (56.1% of net income per common share) and paid common stock cash dividends of $2.36 per share; this included a special cash dividend of $1.00 per common share declared in January 2020. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.36 per share dividend declared but unpaid as of December 31, 2021, was paid to stockholders in January 2022.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the years ended December 31, 2021 and 2020, the Company repurchased 715,397 shares of its common stock at an average price of $54.69 per share and 529,883 shares of its common stock at an average price of $41.71 per share, respectively. During the years ended December 31, 2021 and 2020, the Company issued 91,285 shares of stock at an average price of $40.53 per share and 21,436 shares of stock at an average price of $30.81 per share, respectively, to cover stock option exercises.

In January 2022, the Company’s Board of Directors authorized the purchase of an additional one million shares of the Company’s common stock, resulting in a total of 1.2 million shares currently available in its stock repurchase authorization.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures include core net interest income, core net interest margin, efficiency ratio excluding one-time consulting expense and related contract termination liability, and the tangible common equity to tangible assets ratio.

We calculate core net interest income and core net interest margin by subtracting the impact of adjustments regarding changes in expected cash flows related to pools of loans we acquired through FDIC-assisted transactions from reported net interest income and net interest margin. Management believes that core net interest income and core net interest margin are useful in assessing the Company’s core performance and trends, in light of the previous changes in estimates of the fair value of the loan pools acquired in the Company’s FDIC-assisted transactions.

We calculate the efficiency ratio excluding the one-time consulting expense and the related contract termination liability by subtracting from the non-interest expense component of the ratio the one-time consulting expense and contract termination fee we incurred in connection with the evaluation of our core and ancillary software and information technology systems. Management believes the efficiency ratio calculated in this manner better reflects our core operating performance and makes this ratio more meaningful when comparing our operating results to different periods.

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

Non-GAAP Reconciliation: Core Net Interest Income and Core Net Interest Margin

	Year Ended
	December 31,
	2021		2020		2019

	(Dollars In Thousands)

Reported net interest income/margin	$177,921	3.37%	$177,138	3.49%	$180,392	3.95%
Less: Impact of FDIC-assisted acquired loan accretion adjustments	1,576	0.03	5,574	0.11	7,433	0.16
Core net interest income/margin	$176,345	3.34%	$171,564	3.38%	$172,959	3.79%

Non-GAAP Reconciliation: Efficiency Ratio Excluding One-time Consulting Expense and Related Contract Termination Liability

	Year Ended
	December 31, 2021
	(Dollars In Thousands)
Reported non-interest expense/ efficiency ratio	$127,635	59.03%
Less: Impact of one-time consulting expense and related contract termination liability	5,318	2.46
Core non-interest expense/ efficiency ratio	$122,317	56.57%

There were no non-GAAP adjustments to the efficiency ratio for 2020 or 2019.

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017

	(Dollars In Thousands)

Common equity at period end	$616,752	$629,741	$603,066	$531,977	$471,662
Less: Intangible assets at period end	6,081	6,944	8,098	9,288	10,850
Tangible common equity at period end (a)	$610,671	$622,797	$594,968	$522,689	$460,812

Total assets at period end	$5,449,944	$5,526,420	$5,015,072	$4,676,200	$4,414,521
Less: Intangible assets at period end	6,081	6,944	8,098	9,288	10,850
Tangible assets at period end (b)	$5,443,863	$5,519,476	$5,006,974	$4,666,912	$4,403,671

Tangible common equity to tangible assets (a) / (b)	11.22%	11.28%	11.88%	11.20%	10.46%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2021, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Subsequent to December 31, 2021, cumulative time deposit maturities are as follows: within three months --$222 million; within six months -- $430 million; and within twelve months -- $765 million. At December 31, 2021, the weighted average interest rates on these various cumulative maturities were 0.49%, 0.53% and 0.54%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate stood at 0.25%. Financial markets are anticipating an aggressive increase in interest rates in 2022, with three to six hikes anticipated. A substantial portion of Great Southern’s loan portfolio ($1.43 billion at December 31, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2021. Of these loans, $1.42 billion had interest rate floors. Great Southern also has a portfolio of loans ($598 million at December 31, 2021) tied to a "prime rate" of interest and will adjust at least one within 90 days after December 31, 2021. Of these loans, $592 million had interest rate floors at various rates. At December 31, 2021, $1.2 billion in LIBOR and “prime rate” loans were at their floor rate. If interest rates were to increase 25 basis points, loans of $360.7 million would move above their floor rate. If interest rates were to increase 50 basis points, an additional $285.1 million in loans would move above their floor rate.

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

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR. The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The initial floating rate of interest was set at 0.24143%. Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR. If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank’s financial instruments at December 31, 2021. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,								December 31,
									2021
	2022	2023	2024	2025	2026	2027-2036	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$627,259	—	—	—	—	—	—	$627,259	$627,259
Weighted average rate	0.15%	—	—	—	—	—	—	0.15%
Available-for-sale debt securities(1)	$2,001	$12,867	$4,161	$7,287	$4,982	$228,996	$240,738	$501,032	$501,032
Weighted average rate	5.68%	3.15%	2.90%	2.73%	1.67%	2.53%	2.23%	2.41%
Adjustable rate loans	$741,662	$395,101	$276,070	$237,686	$134,004	$196,520	$495,870	$2,476,913	$2,470,397
Weighted average rate	5.51%	5.15%	3.41%	3.61%	3.46%	3.21%	2.97%	4.23%
Fixed rate loans	$227,638	$198,628	$187,497	$267,977	$379,725	$307,106	$40,803	$1,609,374	$1,609,751
Weighted average rate	4.49%	4.57%	4.49%	4.36%	3.62%	4.37%	4.00%	4.28%
Federal Home Loan Bank stock and other interest earning assets	$—	—	—	—	—	—	$6,655	$6,655	$6,655
Weighted average rate	—	—	—	—	—	—	3.00%	3.00%

Total financial assets	$1,598,560	$606,596	$467,728	$512,950	$518,711	$732,622	$784,066	$5,221,233

Financial Liabilities:
Time deposits	$764,936	$145,781	$32,416	$13,571	$3,414	$951	$—	$961,069	$961,172
Weighted average rate	0.54%	0.75%	1.16%	0.97%	0.77%	1.50%	—	0.60%
Interest-bearing demand	$2,381,210	—	—	—	—	—	—	$2,381,210	$2,381,210
Weighted average rate	0.12%	—	—	—	—	—	—	0.12%
Non-interest-bearing demand	$1,209,822	—	—	—	—	—	—	$1,209,822	$1,209,822
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$137,116	—	—	—	—	—	—	$137,116	$137,116
Weighted average rate	0.02%	—	—	—	—	—	—	0.02%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$1,839	—	—	—	—	—	—	$1,839	$1,839
Weighted average rate	0.07%	—	—	—	—	—	—	0.07%
Subordinated notes	—	—	—	—	—	$75,000	—	$75,000	$81,000
Weighted average rate	—	—	—	—	—	5.98	—	5.98%
Subordinated debentures	—	—	—	—	—	$—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	—	1.73%	1.73%

Total financial liabilities	$4,494,923	$145,781	$32,416	$13,571	$3,414	$75,951	$25,774	$4,791,830
(1)	Available-for-sale debt securities include approximately $424.0 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $34.0 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,								December 31,
									2021
	2022	2023	2024	2025	2026	2027-2036	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$627,259	—	—	—	—	—	—	$627,259	$627,259
Weighted average rate	0.15%	—	—	—	—	—	—	0.15%
Available-for-sale debt securities(1)	$2,001	$12,867	$4,161	$7,287	$4,982	$228,996	$240,738	$501,032	$501,032
Weighted average rate	5.68%	3.15%	2.90%	2.72%	1.67%	2.53%	2.23%	2.41%
Adjustable rate loans	$2,031,069	$15,854	$19,225	$39,615	$38,618	$332,532	—	$2,476,913	$2,470,397
Weighted average rate	4.42%	3.01%	4.37%	3.65%	3.36%	3.30%	—	4.23%
Fixed rate loans	$227,638	$198,628	$187,497	$267,977	$379,725	$307,106	$40,803	$1,609,374	$1,609,751
Weighted average rate	4.49%	4.57%	4.49%	4.36%	3.82%	4.37%	4.00%	4.28%
Federal Home Loan Bank stock and other interest earning assets	$6,655	—	—	—	—	$—	—	$6,655	$6,655
Weighted average rate	3.00%	—	—	—	—%	—	—	3.00%

Total financial assets	$2,894,622	$227,349	$210,883	$314,879	$423,325	$868,634	$281,541	$5,221,233

Financial Liabilities:
Time deposits	$818,584	$103,333	$21,216	$13,571	$3,414	$951	$—	$961,069	$961,172
Weighted average rate	0.54%	0.85%	1.60%	0.97%	0.77%	1.50%	—	0.60%
Interest-bearing demand	$2,381,210	—	—	—	—	—	—	$2,381,210	$2,381,210
Weighted average rate	0.12%	—	—	—	—	—	—	0.12%
Non-interest-bearing demand(2)	—	—	—	—	—	—	$1,209,822	$1,209,822	$1,209,822
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$137,116	—	—	—	—	—	—	$137,116	$137,116
Weighted average rate	0.02%	—	—	—	—	—	—	0.02%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$1,839	—	—	—	—	—	—	$1,839	$1,839
Weighted average rate	0.07%	—	—	—	—	—	—	0.07%
Subordinated notes	—	—	—	$75,000	—	—	—	$75,000	$81,000
Weighted average rate	—	—	—	5.98%	—	—	—	5.98%
Subordinated debentures	$25,774	—	—	—	—	—	—	$25,774	$25,774
Weighted average rate	1.73%	—	—	—	—	—	—	1.73%

Total financial liabilities	$3,364,523	$103,333	$21,216	$88,571	$3,414	$951	$1,209,822	$4,791,830

Periodic repricing GAP	$(469,901)	$124,016	$189,667	$226,308	$419,911	$867,683	$(928,281)	$429,403

Cumulative repricing GAP	$(469,901)	$(345,885)	$(156,218)	$70,090	$490,001	$1,357,684	$429,403
(1)	Available-for-sale debt securities include approximately $424.0 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $34.0 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.
(2)	Non-interest-bearing demand deposits are included in this table in the column labeled “Thereafter” since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses in 2021 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As more fully described in Note 1 and Note 3 to the Company’s consolidated financial statements, the Company adopted Topic 326 effective January 1, 2021. The allowance for credit losses on loans as defined by Topic 326 is an estimate of lifetime expected credit losses on loans. The allowance for credit losses is measured on a collective basis based on pools of loans with similar risk characteristics. Average historical loss rates over a defined lookback period are analyzed for the segmented loan pools, and adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions and reasonable and supportable forecasts. Qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses. The Company discloses that this determination involves a high degree of judgment and complexity and is inherently subjective.

We identified the valuation of the allowance for credit losses as a critical audit matter. Auditing the allowance for credit losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specifically identified losses on individually evaluated loans, and assessing the appropriateness of loan credit ratings.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the allowance for credit losses;
●	Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for credit losses including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings, and risk classification of loans and establishment of specific reserves on individually evaluated loans, and management’s review and disclosure controls over the allowance for credit losses;
●	Testing of completeness and accuracy of the information utilized in the allowance for credit losses;
●	Testing the mathematical accuracy of the calculation of the allowance for credit losses;
●	Evaluating the qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
●	Testing the loan review function and evaluating the accuracy of loan credit ratings;
●	Evaluating the reasonableness of specific allowances on individually evaluated loans;
●	Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;
●	Evaluating the disclosures in the consolidated financial statements.

/s/BKD, LLP

We have served as the Company’s auditor since 1975.

Springfield, Missouri

March 7, 2022

Great Southern Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2021 and 2020

(In Thousands, Except Per Share Data)

	2021	2020
Assets
Cash	$90,008	$92,403
Interest-bearing deposits in other financial institutions	627,259	471,326
Cash and cash equivalents	717,267	563,729
Available-for-sale securities	501,032	414,933
Mortgage loans held for sale	8,735	17,780
Loans receivable, net of allowance for credit losses of $60,754 and $55,743 at December 31, 2021 and 2020, respectively	4,007,500	4,296,804
Interest receivable	10,705	12,793
Prepaid expenses and other assets	45,176	58,889
Other real estate owned and repossessions, net	2,087	1,877
Premises and equipment, net	132,733	139,170
Goodwill and other intangible assets	6,081	6,944
Federal Home Loan Bank stock and other interest earning assets	6,655	9,806
Current and deferred income taxes	11,973	3,695
Total assets	$5,449,944	$5,526,420

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$4,552,101	$4,516,903
Securities sold under reverse repurchase agreements with customers	137,116	164,174
Short-term borrowings and other interest-bearing liabilities	1,839	1,518
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,984	148,397
Accrued interest payable	646	2,594
Advances from borrowers for taxes and insurance	6,147	7,536
Accrued expenses and other liabilities	25,956	29,783
Liability for unfunded commitments	9,629	—
Total liabilities	4,833,192	4,896,679

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2021 and 2020 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2021 - 13,128,493 shares, 2020 –13,752,605 shares	131	138
Additional paid-in capital	38,314	35,004
Retained earnings	545,548	541,448
Accumulated other comprehensive income, net of income taxes of $9,676 and $15,699 at December 31, 2021 and 2020, respectively	32,759	53,151
Total stockholders’ equity	616,752	629,741
Total liabilities and stockholders’ equity	$5,449,944	$5,526,420

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2021, 2020 and 2019

(In Thousands, Except Per Share Data)

	2021	2020	2019
Interest Income
Loans	$186,269	$204,964	$223,047
Investment securities and other	12,404	12,739	11,947
	198,673	217,703	234,994
Interest Expense
Deposits	13,102	32,431	45,570
Short-term borrowings and repurchase agreements	37	675	3,635
Subordinated debentures issued to capital trust	448	628	1,019
Subordinated notes	7,165	6,831	4,378
	20,752	40,565	54,602

Net Interest Income	177,921	177,138	180,392
Provision (Credit) for Credit Losses on Loans	(6,700)	15,871	6,150
Provision for Unfunded Commitments	939	—	—
Net Interest Income After Provision (Credit) for Credit Losses and Provision for Unfunded Commitments	183,682	161,267	174,242

Noninterest Income
Commissions	1,263	892	889
Overdraft and insufficient funds fees	6,686	6,481	8,249
Point-of-sale and ATM fee income and service charges	15,029	12,203	12,649
Net gain on loan sales	9,463	8,089	2,607
Net realized gain (loss) on sales of available-for-sale securities	—	78	(62)
Late charges and fees on loans	1,434	1,419	1,432
Gain (loss) on derivative interest rate products	312	(264)	(104)
Other income	4,130	6,152	5,297
	38,317	35,050	30,957

Noninterest Expense
Salaries and employee benefits	70,290	70,810	63,224
Net occupancy and equipment expense	29,163	27,582	26,217
Postage	3,164	3,069	3,198
Insurance	3,061	2,405	2,015
Advertising	3,072	2,631	2,808
Office supplies and printing	848	1,016	1,077
Telephone	3,458	3,794	3,580
Legal, audit and other professional fees	6,555	2,378	2,624
Expense on other real estate and repossessions	627	2,023	2,184
Acquired deposit intangible asset amortization	863	1,154	1,190
Other operating expenses	6,534	6,363	7,021
	127,635	123,225	115,138

Income Before Income Taxes	94,364	73,092	90,061
Provision for Income Taxes	19,737	13,779	16,449
Net Income and Net Income Available to Common Shareholders	$74,627	$59,313	$73,612

Earnings Per Common Share
Basic	$5.50	$4.22	$5.18
Diluted	$5.46	$4.21	$5.14

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, 2020 and 2019

(In Thousands)

	2021	2020	2019
Net Income	$74,627	$59,313	$73,612

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(4,171), $4,215 and $2,574 for 2021, 2020 and 2019, respectively	(14,121)	14,274	8,714

Less: reclassification adjustment for losses (gains) included in net income, net of taxes (credit) of $0, $18 and $(14) for 2021, 2020 and 2019, respectively	—	(60)	48

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,852), $(1,541) and $0, for 2021, 2020, and 2019, respectively	(6,271)	(5,223)	—

Change in fair value of cash flow hedge, net of taxes of $0, $3,519 and $4,093 for 2021, 2020 and 2019, respectively	—	11,914	13,857

Other comprehensive income (loss)	(20,392)	20,905	22,619

Comprehensive Income	$54,235	$80,218	$96,231

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(In Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2019	$142	$30,121	$492,087	$9,627	$—	$531,977
Net income	—	—	73,612	—	—	73,612
Stock issued under Stock Option Plan	—	3,389	—	—	1,691	5,080
Common dividends declared [1]	—	—	(29,373)	—	—	(29,373)
Purchase of the Company’s common stock	—	—	—	—	(849)	(849)
Other comprehensive gain	—	—	—	22,619	—	22,619
Reclassification of treasury stock per Maryland law	1	—	841	—	(842)	—

Balance, December 31, 2019	143	33,510	537,167	32,246	—	603,066

Net income	—	—	59,313	—	—	59,313
Stock issued under Stock Option Plan	—	1,494	—	—	320	1,814
Common dividends declared [2]	—	—	(33,253)	—	—	(33,253)
Purchase of the Company’s common stock	—	—	—	—	(22,104)	(22,104)
Other comprehensive gain	—	—	—	20,905	—	20,905
Reclassification of treasury stock per Maryland law	(5)	—	(21,779)	—	21,784	—

Balance, December 31, 2020	138	35,004	541,448	53,151	—	629,741

Net income	—	—	74,627	—	—	74,627
Stock issued under Stock Option Plan	—	3,310	—	—	1,615	4,925
Common dividends declared [3]	—	—	(18,851)	—	—	(18,851)
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Purchase of the Company’s common stock	—	—	—	—	(39,123)	(39,123)
Other comprehensive loss	—	—	—	(20,392)	—	(20,392)
Reclassification of treasury stock per Maryland law	(7)	—	(37,501)	—	37,508	—

Balance, December 31, 2021	$131	$38,314	$545,548	$32,759	$—	$616,752

[1]          $2.07 per share dividend.

[2]          $2.36 per share dividend.

[3]          $1.40 per share dividend.

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(In Thousands)

	2021	2020	2019

Operating Activities
Net income	$74,627	$59,313	$73,612
Proceeds from sales of loans held for sale	351,391	317,173	131,014
Originations of loans held for sale	(332,289)	(316,125)	(135,937)
Items not requiring (providing) cash
Depreciation	9,555	10,007	9,557
Amortization	1,583	2,075	2,068
Compensation expense for stock option grants	1,225	1,153	922
Provision (credit) for credit losses	(6,700)	15,871	6,150
Provision for unfunded commitments	939	—	—
Net gain on loan sales	(9,463)	(8,089)	(2,607)
Net realized (gain) loss on available-for-sale securities	—	(78)	62
Loss (gain) on sale of premises and equipment	(1)	(37)	77
Loss (gain) on sale/write-down of other real estate and repossessions	(71)	840	316
Accretion of deferred income, premiums, discounts and other	(10,262)	(6,147)	(3,899)
Loss (gain) on derivative interest rate products	(312)	264	104
Deferred income taxes	3,712	(11,480)	1,074
Changes in
Interest receivable	2,088	362	(82)
Prepaid expenses and other assets	3,257	(17,163)	(1,336)
Accrued expenses and other liabilities	(2,495)	(612)	2,725
Income taxes refundable/payable	(1,808)	(1,279)	2,599
Net cash provided by operating activities	84,976	46,048	86,419

Investing Activities
Net change in loans	448,599	(62,493)	(81,320)
Purchase of loans	(152,797)	(92,099)	(97,162)
Cash received for termination of interest rate derivative	—	45,864	—
Purchase of premises and equipment	(5,739)	(8,224)	(11,789)
Proceeds from sale of premises and equipment	586	781	204
Proceeds from sale of other real estate and repossessions	2,230	4,096	15,244
Capitalized costs on other real estate owned	—	(126)	(121)
Proceeds from sale of available-for-sale securities	—	19,236	53,695
Proceeds from maturities, calls and repayments of available-for-sale securities	72,149	76,248	34,769
Purchase of available-for-sale securities	(177,466)	(118,296)	(207,634)
Redemption (purchase) of Federal Home Loan Bank stock and other interest-earning assets	3,151	3,667	(1,035)
Net cash provided by (used in) investing activities	190,713	(131,346)	(295,149)

Financing Activities
Net increase (decrease) in certificates of deposit	(429,723)	(330,306)	129,748
Net increase in checking and savings accounts	464,921	887,114	105,400
Net increase (decrease) in short‑term borrowings and other interest-bearing liabilities	(26,737)	(146,632)	14,346
Advances from (to) borrowers for taxes and insurance	(1,389)	52	2,392
Proceeds from issuance of subordinated notes	—	73,513	—
Redemption of subordinated notes	(75,000)	—	—
Purchase of the company’s common stock	(39,123)	(22,104)	(849)
Dividends paid	(18,800)	(33,426)	(29,052)
Stock options exercised	3,700	661	4,158
Net cash provided by (used in) financing activities	(122,151)	428,872	226,143

Increase in Cash and Cash Equivalents	153,538	343,574	17,413
Cash and Cash Equivalents, Beginning of Year	563,729	220,155	202,742
Cash and Cash Equivalents, End of Year	$717,267	$563,729	$220,155

See Notes to Accompanying Financial Statements

Note 1:      Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (“GSBC” or the “Company”) operates as a one-bank holding company. GSBC’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas. The Bank also originates commercial loans from lending offices in Atlanta, Chicago, Dallas, Denver, Omaha, Nebraska, and Tulsa, Oklahoma. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair values of financial instruments. In connection with the determination of the allowance for credit losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties. In addition, the Company considers that the determination of the carrying value of goodwill and intangible assets involves a high degree of judgment and complexity.

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

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the 2021 financial statements presentation. These reclassifications, which had no effect on net income, related to the following items:

•

Overdraft and insufficient funds fees are now reported on a separate line item in the Noninterest Income section of the Consolidated Statements of Income. Point-of-sale and ATM fee income and service charges are also now reported on a separate line item in the Noninterest Income section of the Consolidated Statement of Income. These income items were previously reported together as service charges, debit card and ATM fees.

•

Partnership tax credit investment amortization was previously reported separately in the Noninterest Expense section of the Consolidated Statements of Income and is now included in other operating expenses in the Noninterest Expense section of the Consolidated Statements of Income.

•

For all years presented, loans receivable are shown at net outstanding balances. Previously, gross loans were reported including any unfunded portions of commercial, residential and other residential (multi-family) construction loans.

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

The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company’s consolidated statements of income reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings through a provision for credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.

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

Loans Originated by the Company

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Past due status is based on the contractual terms of a loan. Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection. Payments received on nonaccrual loans are applied to principal until the loans are returned to accrual status. Loans are returned to accrual status when all payments contractually due are brought current, payment performance is sustained for a period of time, generally six months, and future payments are reasonably assured. With the exception of consumer loans, charge-offs on loans are recorded when available information indicates a loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are charged-off at specified delinquency dates consistent with regulatory guidelines.

Allowance for Credit Losses

The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified and/or troubled debt restructurings (“TDR”) loans with a balance greater than or equal to $100,000, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages using a straight-line method. The forecast-adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a TDR will be executed. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

Loans Acquired in Business Combinations

Loans acquired in business combinations under ASC Topic 805, Business Combinations, required the use of the acquisition method of accounting. Therefore, such loans were initially recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurements and Disclosures. The Company’s historical acquisitions all occurred under previous US GAAP prior to the Company’s adoption of ASU 2016-13. No allowance for credit losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

For acquired loans not acquired in conjunction with an FDIC-assisted transaction that were not considered to be purchased credit-impaired loans, the Company evaluated those loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered to be impaired loans. The Company’s historical acquisitions all occurred under previous US GAAP prior to the Company’s adoption of ASU 2016-13. The Company evaluated purchased credit-impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit

Quality. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected were considered to be credit impaired. Evidence of credit quality deterioration as of the purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans that are accounted for under the accounting guidance for loans acquired with deteriorated credit quality are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. At the date of CECL adoption, the Company did not reassess whether purchased credit impaired (PCI) loans met the criteria of purchased with credit deterioration (PCD) loans.

The Company evaluated all of its loans acquired in conjunction with its FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30. For purposes of applying ASC 310-30, loans acquired in FDIC-assisted business combinations are aggregated into pools of loans with common risk characteristics. All loans acquired in the FDIC transactions, both covered and not covered by loss sharing agreements, were deemed to be purchased credit-impaired loans as there is general evidence of credit deterioration since origination in the pools and there is some probability that not all contractually required payments will be collected. As a result, related discounts are recognized subsequently through accretion based on changes in the expected cash flows of these acquired loans.

Prior to the adoption of ASU 2016-13, the expected cash flows of the acquired loan pools in excess of the fair values recorded, referred to as the accretable yield, was recognized in interest income over the remaining estimated lives of the loan pools for impaired loans accounted for under ASC Topic 310-30. Subsequent to acquisition date, the Company estimated cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. Increases in the Company’s cash flow expectations have been recognized as increases to the accretable yield while decreases have been recognized as impairments through the allowance for credit losses.

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

Material lease obligations consist of leases for various loan offices and banking centers. All of our leases are classified as operating leases (as they were prior to January 1, 2019), and therefore were previously not recognized on the Company’s consolidated statements of financial condition. With the adoption of ASU 2016-02, these operating leases are now included as a right of use asset in the premises and equipment line item on the Company’s consolidated statements of financial condition. The corresponding lease liability is included in the accrued expenses and other liabilities line item on the Company’s consolidated statements of financial condition.

The calculated amounts of the right of use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the Company uses the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized is the FHLBank borrowing rate for the term corresponding to the expected term of the lease.

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

No asset impairment was recognized during the years ended December 31, 2021, 2020 and 2019.

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2021	2020

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank	—	31
Valley Bank	—	200
Fifth Third Bank	685	1,317
	685	1,548
	$6,081	$6,944

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

Earnings per common share (EPS) were computed as follows:

	2021	2020	2019

	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$74,627	$59,313	$73,612

Average common shares outstanding	13,558	14,043	14,201

Average common share stock options outstanding	116	61	129

Average diluted common shares	13,674	14,104	14,330

Earnings per common share – basic	$5.50	$4.22	$5.18

Earnings per common share – diluted	$5.46	$4.21	$5.14

Options outstanding at December 31, 2021, 2020 and 2019, to purchase 383,338, 758,901 and 201,400 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 20. In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method. For the years ended December 31, 2021, 2020 and 2019, share-based compensation expense totaling $1.2 million, $1.2 million and $922,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2021, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2021 and 2020, no valuation allowance was established.

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. During the COVID-19 pandemic, the Federal Reserve Bank has reduced all banks’ reserve requirements to $-0- until further notice. There was no reserve required at December 31, 2021 and 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Update was set to be effective for the Company on January 1, 2020. During March 2020, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard under the Update, which is referred to as the current expected credit loss (“CECL”) methodology. In December 2020, additional legislation was enacted that amended certain provisions of the CARES Act. One of the provisions that was affected by this additional legislation allowed for the election to further delay the adoption of the CECL accounting standard to January 1, 2022. An adoption date of January 1, 2021, was also an acceptable option and we elected January 1, 2021 as our adoption date for the CECL standard. As a result, our 2020 financial statements were prepared under the incurred loss methodology standard for accounting for credit losses.

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

Note 2:      Investments in Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions securities	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299

	$489,198	$15,119	$3,285	$501,032

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions securities	45,196	2,135	6	47,325
Small Business Administration securities	20,033	1,014	—	21,047

	$384,807	$31,338	$1,212	$414,933

At December 31, 2021, the Company’s agency mortgage-backed securities portfolio consisted of FNMA securities totaling $180.5 million, FHLMC securities totaling $47.4 million and GNMA securities totaling $1.5 million. At December 31, 2021, agency collateralized mortgage obligations consisted of GNMA securities totaling $72.4 million, FNMA securities totaling $80.5 million and FHLMC securities totaling $51.4 million. At December 31, 2021, all of the Company’s $229.4 million agency mortgage-backed securities had fixed rates of interest. At December 31, 2021, $170.5 million of the Company’s agency collateralized mortgage obligations had fixed rates of interest and $33.8 million had variable rates of interest.

The amortized cost and fair value of available-for-sale securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

After one through five years	$1,002	$1,040
After five through ten years	9,200	9,847
After ten years	28,238	29,128
Securities not due on a single maturity date	450,758	461,017
	$489,198	$501,032

There were no securities classified as held to maturity at December 31, 2021 or December 31, 2020.

The amortized cost and fair values of securities pledged as collateral were as follows at December 31, 2021 and 2020:

	2021		2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)

Public deposits	$4,742	$5,029	$5,674	$5,962
Collateralized borrowing accounts	133,242	139,112	188,309	201,818
Other	6,257	6,461	6,413	6,819
	$144,241	$150,602	$200,396	$214,599

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2021 and 2020, was approximately $173.9 million and $24.2 million, respectively, which is approximately 34.7% and 5.8%, respectively, of the Company’s available-for-sale maturity investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)

	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

	2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)

	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income. There were no amounts reclassified from accumulated other comprehensive income related to available-for-sale securities during the year ended December 31, 2021 or December 31, 2020.

Note 3:      Loans and Allowance for Credit Losses

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $1.9 million to the allowance for credit losses.

Results for reporting periods prior to January 1, 2021, continue to be reported in accordance with previously applicable GAAP. Under the incurred loss model, the Company delayed recognition of losses until it was probable that a loss was incurred. The allowance for credit losses was established as losses were estimated to have occurred through a provision for credit losses charged to earnings. Credit losses were charged against the allowance when management believed the uncollectability of a loan balance was confirmed. The allowance for credit losses was evaluated on a regular basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance consisted of allocated and general components. The allocated component related to loans that were classified as impaired. For loans classified as impaired, an allowance was established when the present value of expected future cash flows (or collateral value or observable market price) of the impaired loan was lower than the carrying value of that loan. The general component covered non-classified loans and was based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Results for reporting periods after December 31, 2020, include loans acquired and accounted for under ASC 310-30 net of discount within the loan classes, while for reporting periods prior to January 1, 2021, the loans acquired and accounted for under ASC 310-30 were shown separately.

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

Classes of loans at December 31, 2021 and 2020, included:

	December 31,	December 31,
	2021	2020

	(In Thousands)
One- to four-family residential construction	$28,302	$20,718
Subdivision construction	26,694	4,917
Land development	47,827	54,010
Commercial construction	617,505	484,372
Owner occupied one- to four-family residential	561,958	470,310
Non-owner occupied one- to four-family residential	119,635	114,498
Commercial real estate	1,476,230	1,541,242
Other residential	697,903	999,447
Commercial business	280,513	318,023
Industrial revenue bonds	14,203	14,003
Consumer auto	48,915	86,173
Consumer other	37,902	40,762
Home equity lines of credit	119,965	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts(1)	—	98,643
	4,077,552	4,361,807
Allowance for credit losses	(60,754)	(55,743)
Deferred loan fees and gains, net	(9,298)	(9,260)
	$4,007,500	$4,296,804
(1)	Loans acquired and accounted for under ASC 310-30 of $74.2 million have been included in the totals by loan class as of December 31, 2021. At the date of CECL adoption, the Company did not reassess whether PCI loans met the criteria of PCD loans.

Classes of loans by aging were as follows as of the dates indicated:

	December 31, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$28,302	$28,302	$—
Subdivision construction	—	—	—	—	26,694	26,694	—
Land development	29	15	468	512	47,315	47,827	—
Commercial construction	—	—	—	—	617,505	617,505	—
Owner occupied one- to four- family residential	843	2	2,216	3,061	558,897	561,958	—
Non-owner occupied one- to four-family residential	—	—	—	—	119,635	119,635	—
Commercial real estate	—	—	2,006	2,006	1,474,224	1,476,230	—
Other residential	—	—	—	—	697,903	697,903	—
Commercial business	1,404	—	—	1,404	279,109	280,513	—
Industrial revenue bonds	—	—	—	—	14,203	14,203	—
Consumer auto	229	31	34	294	48,621	48,915	—
Consumer other	126	28	63	217	37,685	37,902	—
Home equity lines of credit	—	—	636	636	119,329	119,965	—

Total	$2,631	$76	$5,423	$8,130	$4,069,422	$4,077,552	$—

FDIC-assisted acquired loans included above	$433	$—	$1,736	$2,169	$72,001	$74,170	$—

	December 31, 2020
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$1,365	$—	$—	$1,365	$19,353	$20,718	$—
Subdivision construction	—	—	—	—	4,917	4,917	—
Land development	20	—	—	20	53,990	54,010	—
Commercial construction	—	—	—	—	484,372	484,372	—
Owner occupied one- to four- family residential	1,379	113	1,502	2,994	467,316	470,310	—
Non-owner occupied one- to four-family residential	—	—	69	69	114,429	114,498	—
Commercial real estate	—	79	587	666	1,540,576	1,541,242	—
Other residential	—	—	—	—	999,447	999,447	—
Commercial business	—	—	114	114	317,909	318,023	—
Industrial revenue bonds	—	—	—	—	14,003	14,003	—
Consumer auto	364	119	169	652	85,521	86,173	—
Consumer other	443	7	94	544	40,218	40,762	—
Home equity lines of credit	153	111	508	772	113,917	114,689	—
Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

	5,386	1,070	6,886	13,342	4,348,465	4,361,807	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

Total	$3,724	$429	$3,043	$7,196	$4,255,968	$4,263,164	$—

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

Non-accruing loans as of December 31, 2020 shown below exclude $3.8 million in loans acquired and accounted for under ASC 310-30, while the non-accruing loans as of December 31, 2021 shown below include $1.7 million in loans acquired through various FDIC-assisted transactions in the loan classes listed.

	December 31,	December 31,
	2021	2020

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	—
Commercial construction	—	—
Owner occupied one- to four-family residential	2,216	1,502
Non-owner occupied one- to four-family residential	—	69
Commercial real estate	2,006	587
Other residential	—	—
Commercial business	—	114
Industrial revenue bonds	—	—
Consumer auto	34	169
Consumer other	63	94
Home equity lines of credit	636	508
Total non-accruing loans	$5,423	$3,043

FDIC-assisted acquired loans included above	$1,736

No interest income was recorded on these loans for the years ended December 31, 2021 and 2020, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of December 31, 2021 had an amortized cost of $2.0 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2021. On January 1, 2021, the Company adopted the CECL methodology, which added $11.6 million to the total Allowance for Credit Loss, including $1.9 million of remaining discount on loans that were previously accounted for as PCI.

	December 31, 2021
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)

Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338
Provision (credit) charged to expense	—	(4,797)	(2,478)	575	—	—	(6,700)
Losses charged off	(190)	—	(142)	(154)	(81)	(2,054)	(2,621)
Recoveries	485	92	48	20	334	1,758	2,737
Balance, December 31, 2021	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the year ended December 31, 2021. On January 1, 2021, the Company adopted the CECL methodology, which created an $8.7 million allowance for unfunded commitments.

	December 31, 2021
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)

Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690
Provision (credit) charged to expense	(230)	476	13	(2)	647	35	939
Balance, December 31, 2021	$687	$5,703	$367	$908	$1,582	$382	$9,629

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2020 and 2019, respectively, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13. Also presented are the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of the years ended December 31, 2020 and 2019, respectively, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

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

The weighted average interest rate on loans receivable at December 31, 2021 and 2020, was 4.26% and 4.29%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans serviced for others at December 31, 2021, was $385.8 million, consisting of $249.5 million of commercial loan participations sold to other financial institutions and $136.3 million of residential mortgage loans sold. The unpaid principal balance of loans serviced for others at December 31, 2020, was $462.7 million, consisting of $308.4 million of commercial loan participations sold to other financial institutions and $154.3 million of residential mortgage loans sold. In addition, available lines of credit on these loans were $130.9 million and $46.1 million at December 31, 2021 and 2020, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021:

	December 31, 2021
	Principal	Specific
	Balance	Allowance

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,980	18
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	2,217	397
Other residential	—	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	160	80
Home equity lines of credit	377	—

Total	$5,202	$495

Prior to adoption of ASU 2016-13, a loan was considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16) when, based on then-current information and events, it was probable the Company would be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans included not only nonperforming loans but also loans modified in troubled debt restructurings where concessions had been granted to borrowers experiencing financial difficulties. The following table presents information pertaining to impaired loans as of December 31, 2020 and 2019, respectively, in accordance with previous GAAP prior to the adoption of ASU 2016-13.

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

For loans which were non-accruing, interest of approximately $432,000, $579,000 and $761,000 would have been recognized on an accrual basis during the years ended December 31, 2021, 2020 and 2019, respectively.

TDRs are loans that are modified by granting concessions to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. The types of concessions made are factored into the estimation of the allowance for credit losses for TDRs primarily using a discounted cash flows or collateral adequacy approach

TDRs by class are presented below as of December 31, 2021 and 2020. The December 31, 2020 table excludes $1.7 million of FDIC-assisted acquired loans accounted for under ASC 310-30, while the December 31, 2021 table includes the loans acquired through various FDIC-assisted transactions in the loan classes listed.

	December 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)

Construction and land development	1	$15	—	$—	1	$15
One- to four-family residential	10	579	12	1,059	22	1,638
Other residential	—	—	—	—	—	—
Commercial real estate	1	85	1	1,726	2	1,811
Commercial business	—	—	—	—	—	—
Consumer	26	323	13	64	39	387
	38	$1,002	26	$2,849	64	$3,851

	December 31, 2020
	Restructured
	Troubled Debt	Accruing	Restructured
	Non-accruing	Interest	Troubled Debt

	(In Thousands)

Commercial real estate	$—	$646	$646
One- to four-family residential	778	1,121	1,899
Other residential	—	—	—
Construction	—	20	20
Commercial	75	52	127
Consumer	118	511	629
	$971	$2,350	$3,321

The following table presents newly restructured loans during the years ended December 31, 2021, 2020, and 2019 by type of modification:

	2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Residential one-to-four family	$31	$202	$134	$367
Commercial real estate	1,768	—	—	1,768
Commercial business	—	—	—	—
Consumer	—	259	11	270

	$1,799	$461	$145	$2,405

	2020
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Residential one-to-four family	$—	$—	$1,030	$1,030
Commercial real estate	—	—	559	559
Commercial business	—	—	22	22
Consumer	—	16	1,951	1,967

	$—	$16	$3,562	$3,578

	2019
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Consumer	$—	$136	$—	$136

	$—	$136	$—	$136

At December 31, 2021, of the $3.9 million in TDRs, $2.9 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2021. At December 31, 2020, of the $3.3 million in TDRs, $1.6 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2020.

Loans were modified during 2020 or 2021 in response to the COVID-19 pandemic and were within the guidance provided by the CARES Act, the federal banking regulatory agencies, the Securities and Exchange Commission and the Financial Accounting Standards Board (FASB). At December 31, 2021, the Company had no remaining modified commercial loans and eight modified consumer and mortgage loans with an aggregate principal balance outstanding of $1.2 million. These balances have decreased from $232.4 million in commercial loans and $18.2 million in consumer and mortgage loans at December 31, 2020. The loan modifications have not been considered TDRs.

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

The following tables present a summary of loans by risk category and past due status separated by origination and loan class as of December 31, 2021. The first table, which is as of December 31, 2021, was prepared using the CECL methodology and includes $74.2 million in FDIC-assisted acquired loans included in the loan class categories. The remaining accretable discount of $429,000 has not been included in this table. See Note 4 for further discussion of the FDIC-assisted acquired loans and related discount. The undisbursed portions of loans in process have been netted against the gross loan balances for presentation in this table. The second table, which is as of December 31, 2020, was prepared using the previous GAAP incurred loss methodology prior to the adoption of ASU 2016-13. The $98.6 million in FDIC-assisted acquired loans are shown as a total, not within the loan class categories.

	Term Loans by Origination Year
							Revolving
	2021	2020	2019	2018	2017	Prior	Loans	Total

			(In Thousands)

One- to four-family residential construction
Satisfactory (1-4)	$23,081	$4,453	$763	$—	$—	$5	$—	$28,302
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	23,081	4,453	763	—	—	5	—	28,302

Subdivision construction
Satisfactory (1-4)	24,129	949	224	160	252	965	—	26,679
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	15	—	15
Total	24,129	949	224	160	252	980	—	26,694

Land development construction
Satisfactory (1-4)	9,968	15,965	11,115	2,591	3,013	4,184	527	47,363
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	468	468
Total	9,968	15,965	11,115	2,591	3,013	4,184	995	47,831

Other Construction
Satisfactory (1-4)	145,991	298,710	130,502	42,302	—	—	—	617,505
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	145,991	298,710	130,502	42,302	—	—	—	617,505

One- to four-family residential
Satisfactory (1-4)	237,498	169,765	93,648	49,618	14,707	113,059	1,662	679,957
Watch (5)	—	—	—	132	—	267	69	468
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	144	—	50	1,223	83	1,500
Total	237,498	169,765	93,792	49,750	14,757	114,549	1,814	681,925

Other residential
Satisfactory (1-4)	117,029	96,551	115,418	179,441	104,053	70,438	11,605	694,535
Watch (5)	—	—	—	—	—	3,417	—	3,417
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	117,029	96,551	115,418	179,441	104,053	73,855	11,605	697,952

Commercial real estate
Satisfactory (1-4)	141,868	113,226	220,580	231,321	196,166	521,545	22,785	1,447,491
Watch (5)	—	410	582	—	—	25,742	—	26,734
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	2,006	—	2,006
Total	141,868	113,636	221,162	231,321	196,166	549,293	22,785	1,476,231

Commercial business
Satisfactory (1-4)	67,049	28,743	23,947	16,513	24,126	58,116	76,187	294,681
Watch (5)	—	—	—	—	—	58	—	58
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	67,049	28,743	23,947	16,513	24,126	58,174	76,187	294,739

Consumer
Satisfactory (1-4)	20,140	11,138	7,154	9,065	4,175	24,280	130,111	206,063
Watch (5)	—	—	—	20	4	10	29	63
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	2	—	16	32	280	347	677
Total	20,140	11,140	7,154	9,101	4,211	24,570	130,487	206,803

Combined
Satisfactory (1-4)	786,753	739,500	603,351	531,011	346,492	792,592	242,877	4,042,576
Watch (5)	—	410	582	152	4	29,494	98	30,740
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	2	144	16	82	3,524	898	4,666
Total	$786,753	$739,912	$604,077	$531,179	$346,578	$825,610	$243,873	$4,077,982

	December 31, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total

	(In Thousands)

One- to four-family residential construction	$19,353	$1,365	$—	$—	$—	$20,718
Subdivision construction	4,897	—	—	20	—	4,917
Land development	54,010	—	—	—	—	54,010
Commercial construction	484,372	—	—	—	—	484,372
Owner occupied one- to-four-family residential	467,729	216	—	2,365	—	470,310
Non-owner occupied one-to-four-family residential	114,105	324	—	69	—	114,498
Commercial real estate	1,485,596	52,208	—	3,438	—	1,541,242
Other residential	995,950	3,497	—	—	—	999,447
Commercial business	310,806	7,102	—	115	—	318,023
Industrial revenue bonds	14,003	—	—	—	—	14,003
Consumer auto	85,657	5	—	511	—	86,173
Consumer other	40,514	2	—	246	—	40,762
Home equity lines of credit	114,049	39	—	601	—	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts	98,633	—	—	10	—	98,643

Total	$4,289,674	$64,758	$—	$7,375	$—	$4,361,807

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 9 and 11.

Certain directors and executive officers of the Company and the Bank, and their related interests, are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit. At December 31, 2021 and 2020, loans outstanding to these directors and executive officers, and their related interests, are summarized as follows:

	2021	2020

	(In Thousands)

Balance, beginning of year	$13,468	$15,240
New loans	629	901
Payments	(4,000)	(2,673)

Balance, end of year	$10,097	$13,468

Note 4:      FDIC-Assisted Acquired Loans

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at December 31, 2021 and 2020.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)

December 31, 2021
Gross loans receivable	$3,613	$5,304	$9,405	$32,645	$23,632
Balance of accretable discount due to change in expected losses	(65)	(19)	(63)	(58)	(224)
Net carrying value of loans receivable	$3,548	$5,285	$9,342	$32,587	$23,408

December 31, 2020
Gross loans receivable	$5,393	$8,052	$13,395	$44,215	$31,515
Balance of accretable discount due to change in expected losses	(97)	(35)	(180)	(1,079)	(612)
Expected loss remaining	(30)	(13)	(104)	(1,079)	(699)
Net carrying value of loans receivable	$5,266	$8,004	$13,111	$42,057	$30,204

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

As of January 1, 2021, we adopted the new accounting standard related to accounting for credit losses. With the adoption of this standard, discounts are no longer reclassified from non-accretable to accretable. All adjustments made prior to January 1, 2021 continue to be accreted to interest income. As of December 31, 2021, the remaining accretable yield adjustment that will affect interest income was $429,000.

The adjustments to accretable yield made prior to 2021, impacted the Company’s Consolidated Statements of Income as follows:

	Year Ended December 31,
	2021	2020	2019

	(In Thousands)
Interest income and net impact to pre-tax income	$1,576	$5,574	$7,431

Note 5:      Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2021 and 2020, were as follows:

	2021	2020

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	263
Land development	—	250
Commercial construction	—	—
One- to four-family residential	—	111
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	90	153
	90	777

Foreclosed assets related to FDIC-assisted acquired acquisitions, net of discounts	498	446

Foreclosed assets held for sale and repossessions, net	588	1,223

Other real estate owned not acquired through foreclosure	1,499	654

Other real estate owned and repossessions	$2,087	$1,877

At December 31, 2021, other real estate owned not acquired through foreclosure included four properties all of which were branch locations that were closed and held for sale. During the year ended December 31, 2021, one former branch location was added to this category for $1.2 million. During the year ended December 31, 2021, no additional valuation write-downs were recorded on branch locations that were closed and held for sale.

At December 31, 2020, other real estate owned not acquired through foreclosure included seven properties all of which were branch locations that were closed and held for sale. During the year ended December 31, 2020, one former branch location was added to this category for $80,000. During the year ended December 31, 2020, valuation write-downs of $286,000 were recorded on branch locations that were closed and held for sale.

At December 31, 2021, residential mortgage loans totaling $125,000 were in the process of foreclosure, none of which were acquired loans related to FDIC-assisted transactions.

At December 31, 2020, residential mortgage loans totaling $602,000 were in the process of foreclosure, $518,000 of which were acquired loans related to FDIC-assisted transactions.

Expenses applicable to other real estate owned and repossessions for the years ended December 31, 2021, 2020 and 2019, included the following:

	2021	2020	2019

	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(282)	$(480)	$(750)
Valuation write-downs	211	1,320	926
Operating expenses, net of rental income	698	1,183	2,008

	$627	$2,023	$2,184

Note 6:      Premises and Equipment

Major classifications of premises and equipment at December 31, 2021 and 2020, stated at cost, were as follows:

	2021	2020

	(In Thousands)

Land	$39,440	$40,652
Buildings and improvements	101,207	100,187
Furniture, fixtures and equipment	57,982	59,226
Operating leases right of use asset	7,715	8,536
	206,344	208,601
Less accumulated depreciation	73,611	69,431

	$132,733	$139,170

Leases. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of December 31, 2021, the lease right of use asset value was $7.7 million and the corresponding lease liability was $7.9 million. As of December 31, 2020, the lease right of use asset value was $8.5 million and the corresponding lease liability was $8.7 million. At December 31, 2021, expected lease terms range from 1.3 years to 16.9 years with a weighted-average lease term of 9.3 years. The weighted-average discount rate was 3.44%.

For the years ended December 31, 2021, 2020 and 2019, lease expense was $1.5 million, $1.6 million and $1.5 million, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs was $ 307,000, $ 275,000 and $ 286,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the years ended December 31, 2021, 2020, and 2019, income recognized from these lease agreements was $1.2 million, $1.2 million, and $1.1 million respectively, and was included in occupancy and equipment expense.

	At or For the Year Ended
	December 31, 2021	December 31, 2020

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,716	$8,536
Operating leases liability	$7,886	$8,661

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,529	$1,572
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,483	$1,526
Right of use assets obtained in exchange for lease obligations:
Operating leases	$74	$972

At December 31, 2021, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2022	$1,116
2023	1,088
2024	1,005
2025	979
2026	912
Thereafter	4,015

Future lease payments expected	9,115

Less interest portion of lease payments	(1,229)

Lease liability	$7,886

Note 7:      Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states. At December 31, 2021 the Company had 16 such investments, with a net carrying value of $25.1 million. At December 31, 2020 the Company had 16 such investments, with a net carrying value of $20.4 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2031 were $26.4 million as of December 31, 2021, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $25.1 million, assuming all projects currently under construction are completed and funded as planned. The Company’s usage of federal affordable housing tax credits approximated $4.9 million, $6.6 million and $8.0 million during 2021, 2020 and 2019, respectively. Investment amortization amounted to $4.2 million, $5.5 million and $5.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At December 31, 2021 the Company had one such investment, with a net carrying value of $481,000. At December 31, 2020, the Company had one such investment, with a net carrying value of $567,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $100,000, $100,000 and $480,000 during 2021, 2020 and 2019, respectively. Investment amortization amounted to $86,000, $80,000 and $365,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At December 31, 2021 the Company had one such investment, with a net carrying value of $642,000. At December 31, 2020 the Company had one such investment, with a net carrying value of $863,000. Under prior tax law, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income has not been material. Currently, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 8:     Deposits

Deposits at December 31, 2021 and 2020, are summarized as follows:

	Weighted Average
	Interest Rate	2021	2020

		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$1,209,822	$984,798
Interest-bearing checking and savings accounts	0.12% and 0.22%	2,381,210	2,141,313
		3,591,032	3,126,111

Certificate accounts	0% - 0.99%	825,217	803,737
	1% - 1.99%	73,563	425,061
	2% - 2.99%	55,509	143,417
	3% - 3.99%	6,780	18,148
	4% and above	—	429
		961,069	1,390,792

		$4,552,101	$4,516,903

The weighted average interest rate on certificates of deposit was 0.60% and 1.00% at December 31, 2021 and 2020, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $250,000 was approximately $88.0 million and $123.1 million at December 31, 2021 and 2020, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $67.4 million and $158.7 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total

	(In Thousands)

2022	$751,184	$13,751	$764,935
2023	103,333	42,448	145,781
2024	21,217	11,200	32,417
2025	13,571	—	13,571
2026	3,414	—	3,414
Thereafter	951	—	951

	$893,670	$67,399	$961,069

A summary of interest expense on deposits for the years ended December 31, 2021, 2020 and 2019, is as follows:

	2021	2020	2019

	(In Thousands)

Checking and savings accounts	$4,023	$7,096	$7,971
Certificate accounts	9,139	25,453	37,723
Early withdrawal penalties	(60)	(118)	(124)

	$13,102	$32,431	$45,570

Note 9:     Advances From Federal Home Loan Bank

At December 31, 2021 and 2020, there were no outstanding term advances or overnight funds from the Federal Home Loan Bank of Des Moines.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances. No investment securities were specifically pledged as collateral for advances at December 31, 2021 and 2020. Loans with carrying values of approximately $1.19 billion and $1.63 billion were pledged as collateral for outstanding advances at December 31, 2021 and 2020, respectively. The Bank had $756.5 million remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2021.

Note 10:      Short-Term Borrowings

Short-term borrowings at December 31, 2021 and 2020, are summarized as follows:

	2021	2020

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,449	$1,518
Other interest-bearing liabilities	390	—
Securities sold under reverse repurchase agreements	137,116	164,174

	$138,955	$165,692

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

At December 31, 2021, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

Short-term borrowings had weighted average interest rates of 0.02% at both December 31, 2021 and 2020, respectively. Short-term borrowings averaged approximately $145.3 million and $183.5 million for the years ended December 31, 2021 and 2020, respectively. The maximum amounts outstanding at any month end were $184.2 million and $318.7 million, respectively, during those same periods.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity at December 31, 2021 and 2020:

	2021	2020
	Overnight and	Overnight and
	Continuous	Continuous

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$137,116	$164,174

Note 11:      Federal Reserve Bank Borrowings

At December 31, 2021 and 2020, the Bank had $352.4 million and $436.4 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank. The line is secured primarily by consumer and commercial loans. There were no amounts borrowed under this arrangement at December 31, 2021 or 2020.

Note 12:      Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.73% and 1.81% at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, subordinated debentures issued to capital trusts were as follows:

	2021	2020

	(In Thousands)

Subordinated debentures	$25,774	$25,774

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

Amortization of the debt issuance costs during the years ended December 31, 2021 and 2020, totaled $587,000 and $608,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.97 % and 5.84%, respectively.

At December 31, 2021 and 2020, subordinated notes are summarized as follows:

	2021	2020

	(In Thousands)

Subordinated notes	$75,000	$150,000
Less: unamortized debt issuance costs	1,016	1,603
	$73,984	$148,397

Note 14:     Income Taxes

The Company files a consolidated federal income tax return. As of December 31, 2021 and 2020, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021, 2020 and 2019, the provision for income taxes included these components:

	2021	2020	2019

	(In Thousands)

Taxes currently payable	$16,025	$25,259	$15,375
Deferred income taxes (benefit)	3,712	(11,480)	1,074

Income taxes	$19,737	$13,779	$16,449

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2021	2020

	(In Thousands)
Deferred tax assets
Allowance for credit losses	$13,854	$12,711
Liability for unfunded commitments	2,196	—
Interest on nonperforming loans	98	142
Accrued expenses	1,227	894
Write-down of foreclosed assets	35	131
Write-down of fixed assets	62	114
Income recognized for tax in excess of book related to terminated cash flow derivatives	6,978	8,830
Partnership tax credits	—	11
Deferred income	298	885
Difference in basis for acquired assets and liabilities	893	1,532
	25,641	25,250

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(5,681)	(5,988)
FHLB stock dividends	(313)	(368)
Partnership tax credits	(251)	—
Prepaid expenses	(883)	(898)
Unrealized gain on available-for-sale securities	(2,698)	(6,869)
Unrealized gain on terminated cash flow derivatives	(6,978)	(8,830)
Other	(328)	(258)
	(17,132)	(23,211)

Net deferred tax asset	$8,509	$2,039

Reconciliations of the Company’s effective tax rates from continuing operations to the statutory corporate tax rates were as follows:

	2021	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%
Nontaxable interest and dividends	(0.3)	(0.5)	(0.5)
Tax credits	(1.8)	(3.8)	(3.6)
State taxes	1.3	1.4	1.3
Other	0.7	0.8	0.1

	20.9%	18.9%	18.3%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2017 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission, which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company has engaged legal and tax advisors and continues to believe it will ultimately prevail on the issue; however, if the Company does not prevail, the tax obligation to the State of Missouri could be up to a total of $4.0 million for these tax years.

The State of Illinois Department of Revenue recently began a tax examination of the Company’s Illinois Business Income Tax for the 2018 and 2019 tax years.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)

December 31, 2021
Agency mortgage-backed securities	$229,441	$—	$229,441	$—
Agency collateralized mortgage obligations	204,277	—	204,277	—
States and political subdivisions securities	40,015	—	40,015	—
Small Business Administration securities	27,299	—	27,299	—
Interest rate derivative asset	2,816	—	2,816	—
Interest rate derivative liability	(2,895)	—	(2,895)	—

December 31, 2020
Agency mortgage-backed securities	$169,940	$—	$169,940	$—
Agency collateralized mortgage obligations	176,621	—	176,621	—
States and political subdivisions securities	47,325	—	47,325	—
Small Business Administration securities	21,047	—	21,047	—
Interest rate derivative asset	5,062	—	5,062	—
Interest rate derivative liability	(5,454)	—	(5,454)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2021 and 2020, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2021.

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. There were no recurring Level 1 securities at December 31, 2021 or 2020. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at December 31, 2021 or 2020.

Interest Rate Derivatives

The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

	Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
December 31, 2021
Collateral-dependent loans	$1,712	$—	$—	$1,712

Foreclosed assets held for sale	$315	$—	$—	$315

December 31, 2020
Impaired loans	$1,759	$—	$—	$1,759

Foreclosed assets held for sale	$945	$—	$—	$945

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

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At December 31, 2021 and 2020, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the year ended December 31, 2021, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2021 and 2020, subsequent to their initial transfer to foreclosed assets.

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

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value in the financial statements. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2021			December 31, 2020
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$717,267	$717,267	1	$563,729	$563,729	1
Mortgage loans held for sale	8,735	8,735	2	17,780	17,780	2
Loans, net of allowance for credit losses	4,007,500	4,001,362	3	4,296,804	4,303,909	3
Accrued interest receivable	10,705	10,705	3	12,793	12,793	3
Investment in FHLB stock and other assets	6,655	6,655	3	9,806	9,806	3

Financial liabilities
Deposits	4,552,101	4,552,202	3	4,516,903	4,523,586	3
Short-term borrowings	138,955	138,955	3	165,692	165,692	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,984	81,000	2	148,397	157,032	2
Accrued interest payable	646	646	3	2,594	2,594	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	50	50	3	84	84	3
Lines of credit	—	—	3	—	—	3

Note 16:      Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities. In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management. The Company has interest rate derivatives that result from a service provided to certain qualifying loan customers that are not used to manage interest rate risk in the Company’s assets or liabilities and are not designated in a qualifying hedging relationship. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. In addition, the Company has had interest rate derivatives that were designated in a qualified hedging relationship.

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired certain loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. The notional amount of the two remaining Valley swaps was $482,000 and $584,000 at December 31, 2021 and 2020, respectively. At December 31, 2021, excluding the Valley Bank swaps, the Company had 11 interest rate swaps and one interest rate cap totaling $93.9 million in notional amount with commercial customers, and 11 interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. In addition, at December 31, 2021, the Company had four participation loans purchased totaling $27.2 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation. At December 31, 2020, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $142.8 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2020, the Company had four participation loans purchased totaling $27.7 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation. During the years ended December 31, 2021, 2020 and 2019, the Company recognized net gains (losses) of $312,000, $(264,000) and $(104,000), respectively, in noninterest income related to changes in the fair value of these swaps.

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

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective on that date. The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, commencing with the quarter ended June 30, 2020, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap. The Company recorded interest income of $8.1 million and $7.7 million on this interest rate swap during the years ended December 31, 2021 and 2020, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company currently expects to have an amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2021	2020

		(In Thousands)

Derivatives not designated as hedging instruments

Derivative Assets
Interest rate products	Prepaid expenses and other assets	$2,816	$5,062

Total derivatives not designated as hedging instruments		$2,816	$5,062

Derivative Liabilities
Interest rate products	Accrued expenses and other liabilities	$2,895	$5,454

Total derivatives not designated as hedging instruments		$2,895	$5,454

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain
	Recognized in AOCI
	Year Ended December 31
Cash Flow Hedges	2021	2020	2019

	(In Thousands)

Interest rate swap, net of income taxes	$(6,271)	$6,691	$13,857

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Year Ended December 31
Cash Flow Hedges	2021		2020		2019
	Interest	Interest	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense	Income	Expense

	(In Thousands)

Interest rate swap, net of income taxes	$8,123	$—	$7,676	$—	$3,082	$—

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

At December 31, 2021, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $437,000. Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $1.2 million to the derivative counterparties to satisfy the loan level agreements. The Bank has received cash collateral from another derivative counterparty of $390,000 to cover its fair value position with us. If the Company had breached any of these provisions at December 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value. At December 31, 2020, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $5.5 million. Additionally, the Company’s activity with two of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $5.3 million to the derivative counterparties to satisfy the loan level agreements. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

At December 31, 2021 and 2020, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $159.7 million and $46.6 million, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $53.5 million and $85.9 million at December 31, 2021 and 2020, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $13.4 million and $16.1 million at December 31, 2021 and 2020, respectively, with no letters of credit having terms over five years.

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

At December 31, 2021, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.3 billion and $175.7 million for commercial lines and open-end consumer lines, respectively. At December 31, 2020, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.0 billion and $164.5 million for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas. Although the Bank has a diversified portfolio, loans (including the FDIC-assisted acquired loans) aggregating approximately $743.5 million and $810.4 million at December 31, 2021 and 2020, respectively, were secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Note 18:      Additional Cash Flow Information

	2021	2020	2019

	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$1,154	$1,707	$12,729
Sale and financing of foreclosed assets	—	625	1,340
Conversion of premises and equipment to foreclosed assets	1,215	80	1,135
Dividends declared but not paid	4,727	4,676	4,849

Additional Cash Payment Information
Interest paid	22,700	42,221	53,922
Income taxes paid	12,959	18,755	5,719

Note 19:      Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements. Effective July 1, 2006, this plan was closed to new participants. Employees already in the plan continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Company’s policy is to fund pension cost accrued. Employer contributions charged to expense for this plan for the years ended December 31, 2021, 2020 and 2019, were approximately $2.1 million, $2.1 million and $1.8 million, respectively. The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan. The funded status of the plan as of July 1, 2021 and 2020, was 112.4% and 92.5%, respectively. The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2021 and 2020, respectively, divided by the funding target. No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees. The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation. Employer contributions charged to expense for this plan for the years ended December 31, 2021, 2020 and 2019, were approximately $1.7 million, $1.6 million and $1.4 million, respectively.

Note 20:      Stock Compensation Plans

The Company established the 2003 Stock Option and Incentive Plan (the “2003 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock. On May 15, 2013, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Upon the stockholders’ approval of the 2013 Plan, the Company’s 2003 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected. At December 31, 2021, 14,603 options were outstanding under the 2003 Plan.

The Company established the 2013 Stock Option and Incentive Plan (the “2013 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock. On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon the stockholders’ approval of the 2018 Plan, the Company’s 2013 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2013 Plan were not affected. At December 31, 2021, 319,563 options were outstanding under the 2013 Plan.

The 2018 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The number of shares of Common Stock available for awards under the 2018 Plan is 800,000 (the “2018 Plan Limit”). Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2018 Plan Limit on a 2.5-to-1 basis. At December 31, 2021, 699,137 options were outstanding under the 2018 Plan.

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

		Shares	Weighted
	Available	Under	Average
	to Grant	Option	Exercise Price

Balance, January 1, 2019	614,850	773,236	$43.886
Granted from 2018 Plan	(186,400)	186,400	60.086
Exercised	—	(125,894)	33.031
Forfeited from terminated plan(s)	—	(17,424)	44.163
Forfeited from current plan(s)	8,450	(8,450)	55.000

Balance, December 31, 2019	436,900	807,868	49.139
Granted from 2018 Plan	(196,350)	196,350	41.740
Exercised	—	(21,436)	33.805
Forfeited from terminated plan(s)	—	(6,875)	38.849
Forfeited from current plan(s)	4,800	(4,800)	57.513

Balance, December 31, 2020	245,350	971,107	48.079
Granted from 2018 Plan	(202,700)	202,700	57.980
Exercised	—	(91,285)	40.532
Forfeited from terminated plan(s)	—	(5,197)	44.563
Forfeited from current plan(s)	44,022	(44,022)	52.256

Balance, December 31, 2021	86,672	1,033,303	$50.528

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. These options typically vest one-fourth at the end of years two, three, four and five from the grant date. As provided for under FASB ASC 718, the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant. In addition, ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered. The Company’s historical forfeitures of its share-based awards have not been significant. Forfeitures are estimated annually based on historical information.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019

Expected dividends per share	$1.44	$1.36	$1.36
Risk-free interest rate	1.24%	0.35%	1.59%
Expected life of options	5 years	5 years	5 years
Expected volatility	28.33%	29.32%	25.15%
Weighted average fair value of options granted during year	$11.56	$7.30	$11.20

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

The following table presents the activity related to options under all plans for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2021	971,107	48.079	7.23 years
Granted	202,700	57.980
Exercised	(91,285)	40.532
Forfeited	(49,219)	51.444
Options outstanding, December 31, 2021	1,033,303	50.528	7.05 years

Options exercisable, December 31, 2021	421,347	46.804	4.87 years

For the years ended December 31, 2021, 2020 and 2019, options granted were 202,700, 196,350, and 186,400, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2021, 2020 and 2019, was $1.4 million, $371,000 and $3.1 million, respectively. Cash received from the exercise of options for the years ended December 31, 2021, 2020 and 2019, was $3.7 million, $661,000 and $4.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.2 million, $257,000 and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options outstanding at December 31, 2021, 2020 and 2019, was $9.2 million, $4.5 million and $11.5 million, respectively. The total intrinsic value of options exercisable at December 31, 2021, 2020 and 2019, was $5.3 million, $2.9 million and $6.6 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2021.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2021	607,412	51,370	8.981
Granted	202,700	57.980	11.560
Vested this period	(156,401)	53.284	9.253
Nonvested options forfeited	(41,755)	51.056	8.952

Nonvested options, December 31, 2021	611,956	53.091	9.768

At December 31, 2021, there was $5.5 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans. This compensation cost is expected to be recognized through 2026, with the majority of this expense recognized in 2022 and 2023.

The following table further summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$23.860 to 29.640	41,836	1.51 years	$27.771	41,836	$27.771
$32.590 to 38.610	52,956	2.82 years	33.072	52,956	33.072
$41.300 to 41.740	243,381	7.66 years	41.618	67,231	41.300
$50.710 to 52.500	172,143	5.11 years	51.677	140,026	51.580
$55.000 to 60.150	522,987	8.28 years	57.883	119,298	57.071

	1,033,303	7.05 years	50.528	421,347	46.804

Note 21:      Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are reflected in Note 3. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

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

Note 22:      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2021	2020
	(In Thousands)

Net unrealized gain on available-for-sale securities	$11,834	$30,126

Net unrealized gain on derivatives used for cash flow hedges	30,601	38,724
	42,435	68,850

Tax effect	(9,676)	(15,699)

Net-of-tax amount	$32,759	$53,151

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2021, 2020 and 2019, were as follows:

	Amounts Reclassified
	from AOCI			Affected Line Item in the
	2021	2020	2019	Statements of Income
	(In Thousands)

Unrealized gains/(losses) on available- for-sale securities	$—	$78	$(62)	Net realized gains (losses) on available-for-sale securities (total reclassified amount before tax)

Change in fair value of cash flow hedge	8,123	6,764	—	Amortization of realized gain on termination of cash flow hedge (total reclassification amount before tax)

Income taxes	(1,852)	(1,559)	14	Tax (expense) benefit

Total reclassifications out of AOCI	$6,271	$5,283	$48

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2021) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2021, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2021, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of December 31, 2021, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2021 and 2020, the Company and the Bank exceeded their minimum capital requirements then in effect. The entities may not pay dividends which would reduce capital below the minimum requirements shown above. In addition to the minimum capital ratios, the capital rules include a capital conservation buffer, under which a banking organization must have Common Equity Tier 1 capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2021
Total capital
Great Southern Bancorp, Inc.	$745,641	16.3%	$365,120	8.0%	N/A	N/A
Great Southern Bank	$701,215	15.4%	$365,048	8.0%	$456,310	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$613,544	13.4%	$273,840	6.0%	N/A	N/A
Great Southern Bank	$644,134	14.1%	$273,786	6.0%	$365,048	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$613,544	11.3%	$217,264	4.0%	N/A	N/A
Great Southern Bank	$644,134	11.9%	$217,209	4.0%	$271,511	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$588,544	12.9%	$205,380	4.5%	N/A	N/A
Great Southern Bank	$644,134	14.1%	$205,340	4.5%	$296,602	6.5%

As of December 31, 2020
Total capital
Great Southern Bancorp, Inc.	$800,388	17.2%	$373,132	8.0%	N/A	N/A
Great Southern Bank	$694,047	14.9%	$373,058	8.0%	$466,322	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$594,645	12.7%	$279,849	6.0%	N/A	N/A
Great Southern Bank	$638,304	13.7%	$279,793	6.0%	$373,058	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$594,645	10.9%	$217,223	4.0%	N/A	N/A
Great Southern Bank	$638,304	11.8%	$217,170	4.0%	$271,463	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$569,645	12.2%	$209,887	4.5%	N/A	N/A
Great Southern Bank	$638,304	13.7%	$209,845	4.5%	$303,109	6.5%

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

Note 25:      Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2021, 2020 and 2019:

		2021
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$50,633	$50,452	$49,640	$47,948
Interest expense	6,544	5,768	4,717	3,723
Provision (credit) for credit losses on loans	300	(1,000)	(3,000)	(3,000)
Provision (credit) for unfunded commitments	(674)	(307)	643	1,277
Noninterest income	9,736	9,585	9,798	9,198
Noninterest expense	30,321	30,191	31,339	35,784
Provision for income taxes	5,010	5,271	5,375	4,081
Net income available to common shareholders	18,868	20,114	20,364	15,281
Earnings per common share – diluted	1.36	1.46	1.49	1.14

		2020
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$57,474	$54,011	$53,599	$52,619
Interest expense	12,536	10,556	9,431	8,042
Provision for credit losses on loans	3,871	6,000	4,500	1,500
Net realized gains (losses) on available-for-sale securities	—	78	—	—
Noninterest income	7,367	8,261	9,466	9,956
Noninterest expense	30,815	29,349	31,988	31,073
Provision for income taxes	2,751	3,164	3,692	4,172
Net income available to common shareholders	14,868	13,203	13,454	17,788
Earnings per common share – diluted	1.04	0.93	0.96	1.28

		2019
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$57,358	$58,723	$60,187	$58,726
Interest expense	12,753	13,802	14,263	13,784
Provision for credit losses on loans	1,950	1,600	1,950	650
Net realized gains on available-for-sale securities	10	—	—	(72)
Noninterest income	7,450	7,157	8,655	7,695
Noninterest expense	28,495	28,383	28,725	29,535
Provision for income taxes	3,998	3,720	4,172	4,559
Net income available to common shareholders	17,612	18,375	19,732	17,893
Earnings per common share – diluted	1.23	1.28	1.38	1.24

Note 26:      Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2021 and 2020, and statements of income, comprehensive income and cash flows for the years ended December 31, 2021, 2020 and 2019, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2021	2020

	(In Thousands)
Statements of Financial Condition

Assets
Cash	$48,372	$111,250
Investment in subsidiary bank	672,342	698,398
Deferred and accrued income taxes	94	157
Prepaid expenses and other assets	868	883

	$721,676	$810,688

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,166	$6,776
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,984	148,397
Common stock	131	138
Additional paid-in capital	38,314	35,004
Retained earnings	545,548	541,448
Accumulated other comprehensive income	32,759	53,151

	$721,676	$810,688

	2021	2020	2019

	(In Thousands)

Statements of Income

Income
Dividends from subsidiary bank	$74,000	$40,000	$32,000
Other income	—	5	—
Loss on other investments	—	—	(23)

	74,000	40,005	31,977

Expense
Operating expenses	2,121	2,197	2,044
Interest expense	7,613	7,459	5,397

	9,734	9,656	7,441

Income before income tax and equity in undistributed earnings of subsidiaries	64,266	30,349	24,536
Credit for income taxes	(1,850)	(1,800)	(1,381)

Income before equity in earnings of subsidiaries	66,116	32,149	25,917

Equity in undistributed earnings of subsidiaries	8,511	27,164	47,695

Net income	$74,627	$59,313	$73,612

	2021	2020	2019

	(In Thousands)

Statements of Cash Flows

Operating Activities
Net income	$74,627	$59,313	$73,612
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(8,511)	(27,164)	(47,695)
Compensation expense for stock option grants	1,225	1,153	922
Amortization of interest rate derivative and deferred costs on subordinated notes	587	608	434
Loss on other investments	—	—	23
Changes in
Prepaid expenses and other assets	15	(15)	(3)
Accounts payable and accrued expenses	(1,661)	31	226
Income taxes	63	(46)	300
Net cash provided by operating activities	66,345	33,880	27,819

Investing Activities
Return of principal - other investments	—	—	2
Net cash provided by investing activities	—	—	2

Financing Activities
Purchases of the Company’s common stock	(39,123)	(22,104)	(849)
Proceeds from issuance of subordinated notes	—	73,513	—
Redemption of subordinated notes	(75,000)	—	—
Dividends paid	(18,800)	(33,426)	(29,052)
Stock options exercised	3,700	661	4,158
Net cash provided by (used in) financing activities	(129,223)	18,644	(25,743)

Increase (Decrease) in Cash	(62,878)	52,524	2,078

Cash, Beginning of Year	111,250	58,726	56,648

Cash, End of Year	$48,372	$111,250	$58,726

Additional Cash Payment Information
Interest paid	$9,103	$7,349	$5,424

	2021	2020	2019

	(In Thousands)

Statements of Comprehensive Income

Net Income	$74,627	$59,313	$73,612

Comprehensive income (loss) of subsidiaries	(20,392)	20,905	22,619

Comprehensive Income	$54,235	$80,218	$96,231

Note 27: Subsequent Event – Interest Rate Swap

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR. The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The initial floating rate of interest was set at 0.24143%. Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR. If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2021, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm.”

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Great Southern Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting as of December 31, 2021, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 7, 2022, expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/BKD, LLP

Springfield, Missouri

March 7, 2022

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. Our code of ethics is available on our website, at https://investors.greatsouthernbank.com/corporate-governance/documents.

ITEM 11.EXECUTIVE COMPENSATION.

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
	to be issued upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Shares
Plan Category	and Rights	and Rights	Reflected in the First Column)
Equity compensation plans approved by stockholders	1,033,303	$50.528	86,672	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,033,303	$50.528	86,672
(1)	Represents shares available for future awards under the Company’s 2018 Omnibus Incentive Plan. Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2018 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

(4)	Instruments defining the rights of security holders, including indentures

The description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, previously filed with the Commission (File no. 000-18082) as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, is incorporated herein by reference.

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

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for the Registrant’s executive officers for 2022 is attached as Exhibit 10.7.*

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

Available on the investor relations page of the Registrant's website, at
https://investors.greatsouthernbank.com/corporate-governance/documents.

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(21)	Subsidiaries of the registrant

A list of the Registrant’s subsidiaries is attached hereto as Exhibit 21.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

The consent of BKD, LLP (PCAOB ID 686) to the incorporation by reference into the Registration Statements on Form S-3 (File no. 333-237548) and Form S-8 (File nos. 333-106190, 333-189497 and 333-225665) previously filed with the Commission of their reports included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

GREAT SOUTHERN BANCORP, INC.

Date: March 7, 2022	By:	/s/ Joseph W. Turner
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner	President, Chief Executive Officer and Director	March 7, 2022
Joseph W. Turner	(Principal Executive Officer)

/s/ William V. Turner	Chairman of the Board	March 7, 2022
William V. Turner

/s/ Rex A. Copeland	Treasurer (Principal Financial Officer and	March 7, 2022
Rex A. Copeland	Principal Accounting Officer)

/s/ Kevin R. Ausburn	Director	March 7, 2022
Kevin R. Ausburn

/s/ Julie T. Brown	Director	March 7, 2022
Julie T. Brown

/s/ Thomas J. Carlson	Director	March 7, 2022
Thomas J. Carlson

/s/ Larry D. Frazier	Director	March 7, 2022
Larry D. Frazier

/s/ Debra M. Hart	Director	March 7, 2022
Debra M. Hart

/s/ Douglas M. Pitt	Director	March 7, 2022
Douglas M. Pitt

/s/ Earl A. Steinert, Jr.	Director	March 7, 2022
Earl A. Steinert, Jr.