Form 10-Q
period 2022-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2022-05-06
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 12,663,887 shares of common stock, par value $.01 per share, outstanding at May 3, 2022.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2022	2021

	(Unaudited)
ASSETS
Cash	$90,481	$90,008
Interest-bearing deposits in other financial institutions	262,557	627,259
Cash and cash equivalents	353,038	717,267
Available-for-sale securities	461,375	501,032
Held-to-maturity securities	227,441	—
Mortgage loans held for sale	1,672	8,735
Loans receivable, net of allowance for credit losses of $60,797 – March 2022; $60,754 – December 2021	4,111,487	4,007,500
Interest receivable	12,458	10,705
Prepaid expenses and other assets	44,994	45,176
Other real estate owned and repossessions, net	1,720	2,087
Premises and equipment, net	131,742	132,733
Goodwill and other intangible assets	5,923	6,081
Federal Home Loan Bank stock and other interest-earning assets	6,564	6,655
Current and deferred income taxes	15,862	11,973
Total Assets	$5,374,276	$5,449,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,489,337	$4,552,101
Securities sold under reverse repurchase agreements with customers	148,019	137,116
Short-term borrowings and other interest-bearing liabilities	2,942	1,839
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,058	73,984
Accrued interest payable	1,656	646
Advances from borrowers for taxes and insurance	7,325	6,147
Accrued expenses and other liabilities	33,178	25,956
Liability for unfunded commitments	9,436	9,629
Total Liabilities	4,791,725	4,833,192

Stockholders’ Equity:
Capital stock
Serial preferred stock - $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2022 and December 2021 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2022 – 12,760,972 shares; December 2021 – 13,128,493 shares	128	131
Additional paid-in capital	40,004	38,314
Retained earnings	533,736	545,548
Accumulated other comprehensive income	8,683	32,759
Total Stockholders’ Equity	582,551	616,752
Total Liabilities and Stockholders’ Equity	$5,374,276	$5,449,944

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021

	(Unaudited)
INTEREST INCOME
Loans	$43,065	$47,709
Investment securities and other	3,608	2,924
TOTAL INTEREST INCOME	46,673	50,633

INTEREST EXPENSE
Deposits	2,173	4,222
Securities sold under reverse repurchase agreements	10	9
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1	—
Subordinated debentures issued to capital trust	118	113
Subordinated notes	1,105	2,200
TOTAL INTEREST EXPENSE	3,407	6,544

NET INTEREST INCOME	43,266	44,089
PROVISION FOR CREDIT LOSSES ON LOANS	—	300
CREDIT FOR UNFUNDED COMMITMENTS	(193)	(674)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND CREDIT FOR UNFUNDED COMMITMENTS	43,459	44,463

NON-INTEREST INCOME
Commissions	297	282
Overdraft and insufficient funds fees	1,865	1,444
Point-Of-Sale and ATM fee income and service charges	3,964	3,358
Net gains on loan sales	1,134	2,688
Net realized gain on sale of available-for-sale securities	7	—
Late charges and fees on loans	313	301
Gain on derivative interest rate products	152	474
Other income	1,444	1,189
TOTAL NON-INTEREST INCOME	9,176	9,736

NON-INTEREST EXPENSE
Salaries and employee benefits	18,080	17,120
Net occupancy and equipment expense	6,878	7,062
Postage	787	878
Insurance	794	760
Advertising	555	585
Office supplies and printing	218	277
Telephone	850	881
Legal, audit and other professional fees	805	647
Expense on other real estate and repossessions	163	268
Acquired deposit intangible asset amortization	158	289
Other operating expenses	1,980	1,554
TOTAL NON-INTEREST EXPENSE	31,268	30,321

INCOME BEFORE INCOME TAXES	21,367	23,878
PROVISION FOR INCOME TAXES	4,380	5,010
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,987	$18,868

Basic Earnings Per Common Share	$1.31	$1.38
Diluted Earnings Per Common Share	$1.30	$1.36

Dividends Declared Per Common Share	$0.36	$0.34

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021

	(Unaudited)
Net Income	$16,987	$18,868

Unrealized depreciation on available-for-sale securities, net of taxes (credit) of $(5,966) and $(4,109), for 2022 and 2021, respectively	(20,200)	(13,915)

Unrealized gain on securities transferred to held-to-maturity, net of taxes of $224 and $-0- for 2022 and 2021, respectively	759	—

Less: reclassification adjustment for gains included in net income, net of taxes of $2 and $-0- for 2022 and 2021, respectively	(5)	—

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(456) and $(457), for 2022 and 2021, respectively	(1,547)	(1,546)

Change in value of active cash flow hedge, net of taxes (credit) of $(911) and $-0- for 2022 and 2021, respectively	(3,083)	—

Comprehensive Income (Loss)	$(7,089)	$3,407

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2021	$138	$35,004	$541,448	$53,151	$—	$629,741
Net income	—	—	18,868	—	—	18,868
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Stock issued under Stock Option Plan	—	657	—	—	263	920
Common dividends declared, $0.34 per share	—	—	(4,656)	—	—	(4,656)
Change in fair value of cash flow hedges	—	—	—	(1,546)	—	(1,546)
Change in unrealized loss on available-for-sale securities	—	—	—	(13,915)	—	(13,915)
Purchase of the Company’s common stock	—	—	—	—	(3,780)	(3,780)
Reclassification of treasury stock per Maryland law	(1)	—	(3,516)	—	3,517	—
Balance, March 31, 2021	$137	$35,661	$537,969	$37,690	$—	$611,457

	THREE MONTHS ENDED MARCH 31, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2022	$131	$38,314	$545,548	$32,759	$—	$616,752
Net income	—	—	16,987	—	—	16,987
Stock issued under Stock Option Plan	—	1,690	—	—	1,116	2,806
Common dividends declared, $0.36 per share	—	—	(4,599)	—	—	(4,599)
Change in fair value of cash flow hedges	—	—	—	(4,630)	—	(4,630)
Change in unrealized gain on held-to-maturity securities	—	—	—	759	—	759
Change in unrealized loss on available-for-sale securities	—	—	—	(20,205)	—	(20,205)
Purchase of the Company’s common stock	—	—	—	—	(25,319)	(25,319)
Reclassification of treasury stock per Maryland law	(3)	—	(24,200)	—	24,203	—
Balance, March 31, 2022	$128	$40,004	$533,736	$8,683	$—	$582,551

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,987	$18,868
Proceeds from sales of loans held for sale	33,902	85,380
Originations of loans held for sale	(23,872)	(94,811)
Items not requiring (providing) cash:
Depreciation	2,227	2,411
Amortization	262	510
Compensation expense for stock option grants	350	298
Provision for credit losses on loans	—	300
Provision (credit) for unfunded commitments	(193)	(674)
Net gain on loan sales	(1,134)	(2,688)
Net loss on sale of premises and equipment	3	6
Net loss on sale/write-down of other real estate owned and repossessions	9	36
Net gain on sale of available-for-sale investments	(7)	—
Accretion of deferred income, premiums, discounts and other	(1,357)	(2,354)
Gain on derivative interest rate products	(152)	(474)
Deferred income taxes	203	970
Changes in:
Interest receivable	(1,753)	(234)
Prepaid expenses and other assets	533	13,662
Accrued expenses and other liabilities	2,362	312
Income taxes refundable/payable	3,019	3,014
Net cash provided by operating activities	31,389	24,532

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(66,914)	14,623
Purchase of loans	(37,244)	(12,078)
Purchase of premises and equipment	(1,473)	(1,164)
Proceeds from sale of premises and equipment	11	10
Proceeds from sale of other real estate owned and repossessions	437	439
Proceeds from sale of available-for-sale securities	4,936	—
Proceeds from maturities and calls of available-for-sale securities	750	5,250
Principal reductions on mortgage-backed securities	26,146	14,786
Purchase of available-for-sale securities	(245,183)	(80,904)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	91	3,151
Net cash used in investing activities	(318,443)	(55,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(62,978)	(139,165)
Net increase in checking and savings deposits	214	249,198
Net increase (decrease) in short-term borrowings	12,006	(22,390)
Advances from borrowers for taxes and insurance	1,178	373
Dividends paid	(4,732)	(4,676)
Purchase of the Company’s common stock	(25,319)	(3,780)
Stock options exercised	2,456	622
Net cash provided by (used in) financing activities	(77,175)	80,182

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(364,229)	48,827
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	717,267	563,729
CASH AND CASH EQUIVALENTS, END OF PERIOD	$353,038	$612,556

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2021, has been derived from the audited consolidated statement of financial condition of the Company as of that date. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company. The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas. The Bank also originates commercial loans from lending offices in Atlanta, Chicago, Dallas, Denver, Omaha, Nebraska, Phoenix, and Tulsa, Oklahoma. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 further clarifies certain targeted improvements to the optional hedge accounting model that were made under ASU 2017-12. ASU 2022-01 expands the last-of-layer method and renames this method to portfolio layer method to reflect this expansion, as well as expanding the scope of the portfolio layer method to include nonprepayable financial assets. It also specifies eligible hedging instruments and provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. ASU 2022-01 permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. The application of ASU 2022-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The Company has previously adopted ASU 2016-13; therefore, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for any entity that has adopted the amendments in ASU 2016-13. The application of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2022	2021

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,971	13,716
Net income and net income available to common stockholders	$16,987	$18,868
Per common share amount	$1.31	$1.38

Diluted:
Average common shares outstanding	12,971	13,716
Net effect of dilutive stock options – based on the treasury stock method using average market price	117	112
Diluted common shares	13,088	13,828
Net income and net income available to common stockholders	$16,987	$18,868
Per common share amount	$1.30	$1.36

Options outstanding at March 31, 2022 and 2021, to purchase 376,237 and 352,488 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5: INVESTMENT SECURITIES

Held-to-maturity securities (“HTM”), which include any security for which the Company has both the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income over the security’s estimated life. Prepayments are anticipated for certain mortgage-backed securities. Premiums on callable securities are amortized to their earliest call date.

Available-for-sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in noninterest income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income over the estimated life of the security. Prepayments are anticipated for certain mortgage-backed and Small Business Administration (SBA) securities. Premiums on callable securities are amortized to their earliest call date.

During the three months ended March 31, 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gross gains were $1.0 million; $775,000 (net of income taxes) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer.

The amortized cost and fair values of securities were as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$305,885	$928	$9,337	$297,476
Agency collateralized mortgage obligations	78,199	73	5,263	73,009
States and political subdivisions	41,202	221	426	40,997
Small Business Administration securities	50,428	441	976	49,893
	$475,714	$1,663	$16,002	$461,375

	March 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$88,542	$4,424	$92,966	$—	$2,966	$90,000
Agency collateralized mortgage obligations	131,638	(3,420)	128,218	—	4,023	124,195
States and political subdivisions	6,278	(21)	6,257	—	264	5,993
	$226,458	$983	$227,441	$—	$7,253	$220,188

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299
	$489,198	$15,119	$3,285	$501,032

No securities were classified as held-to-maturity at December 31, 2021.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	—	—	—	—
After four through five years	2,292	2,318	—	—
After five through fifteen years	13,081	13,208	2,575	2,440
After fifteen years	25,831	25,474	3,681	3,553
Securities not due on a single maturity date	434,510	420,375	221,185	214,195
	$475,714	$461,375	$227,441	$220,188

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at March 31, 2022 and December 31, 2021, was approximately $351.5 million and $173.9 million, respectively, which is approximately 76.2% and 34.7% of the Company’s total available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

The following table shows the Company’s available-for-sale and held-to-maturity securities gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$244,661	$(9,337)	$—	$—	$244,661	$(9,337)
Agency collateralized mortgage obligations	25,813	(1,177)	34,761	(4,086)	60,574	(5,263)
States and political subdivisions securities	17,527	(179)	3,976	(247)	21,503	(426)
Small Business Administration securities	24,804	(976)	—	—	24,804	(976)

	$312,805	$(11,669)	$38,737	$(4,333)	$351,542	$(16,002)

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$80,283	$(2,662)	$9,717	$(304)	$90,000	$(2,966)
Agency collateralized mortgage obligations	70,764	(1,772)	53,431	(2,251)	124,195	(4,023)
States and political subdivisions securities	932	(58)	5,061	(206)	5,993	(264)

	$151,979	$(4,492)	$68,209	$(2,761)	$220,188	$(7,253)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)

	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

Available-for-sale securities totaling $4.9 million were sold during the three months ended March 31, 2022. A gain of $7,000 resulting from the sale of this available-for-sale security was recognized during the three months ended March 31, 2022. There were no sales of available-for-sale securities during the three months ended March 31, 2021. Gains and losses on sales of securities are determined on the specific-identification method.

Allowance for Credit Losses. On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $1.9 million to allowance for credit losses.

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

Classes of loans at March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

	(In Thousands)
One- to four-family residential construction	$26,840	$28,302
Subdivision construction	27,187	26,694
Land development	46,789	47,827
Commercial construction	438,424	617,505
Owner occupied one- to four-family residential	608,560	561,958
Non-owner occupied one- to four-family residential	123,816	119,635
Commercial real estate	1,558,471	1,476,230
Other residential	849,720	697,903
Commercial business	290,381	280,513
Industrial revenue bonds	13,569	14,203
Consumer auto	45,069	48,915
Consumer other	37,964	37,902
Home equity lines of credit	114,484	119,965
	4,181,274	4,077,552
Allowance for credit losses	(60,797)	(60,754)
Deferred loan fees and gains, net	(8,990)	(9,298)
	$4,111,487	$4,007,500

Weighted average interest rate	4.13%	4.26%

The following tables present the classes of loans by aging.

	March 31, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$26,840	$26,840	$—
Subdivision construction	—	—	—	—	27,187	27,187	—
Land development	—	—	468	468	46,321	46,789	—
Commercial construction	—	—	—	—	438,424	438,424	—
Owner occupied one- to four-family residential	1,268	583	2,004	3,855	604,705	608,560	—
Non-owner occupied one- to four-family residential	—	—	—	—	123,816	123,816	—
Commercial real estate	38	—	1,773	1,811	1,556,660	1,558,471	—
Other residential	—	—	—	—	849,720	849,720	—
Commercial business	197	—	—	197	290,184	290,381	—
Industrial revenue bonds	—	—	—	—	13,569	13,569	—
Consumer auto	125	11	49	185	44,884	45,069	—
Consumer other	265	81	57	403	37,561	37,964	—
Home equity lines of credit	—	—	618	618	113,866	114,484	—

Total	$1,893	$675	$4,969	$7,537	$4,173,737	$4,181,274	$—

	December 31, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$28,302	$28,302	$—
Subdivision construction	—	—	—	—	26,694	26,694	—
Land development	29	15	468	512	47,315	47,827	—
Commercial construction	—	—	—	—	617,505	617,505	—
Owner occupied one- to four-family residential	843	2	2,216	3,061	558,897	561,958	—
Non-owner occupied one- to four-family residential	—	—	—	—	119,635	119,635	—
Commercial real estate	—	—	2,006	2,006	1,474,224	1,476,230	—
Other residential	—	—	—	—	697,903	697,903	—
Commercial business	1,404	—	—	1,404	279,109	280,513	—
Industrial revenue bonds	—	—	—	—	14,203	14,203	—
Consumer auto	229	31	34	294	48,621	48,915	—
Consumer other	126	28	63	217	37,685	37,902	—
Home equity lines of credit	—	—	636	636	119,329	119,965	—

Total	$2,631	$76	$5,423	$8,130	$4,069,422	$4,077,552	$—

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

Non-accruing loans are summarized as follows:

	March 31,	December 31,
	2022	2021

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	468
Commercial construction	—	—
Owner occupied one- to four-family residential	2,004	2,216
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	1,773	2,006
Other residential	—	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	49	34
Consumer other	57	63
Home equity lines of credit	618	636
Total non-accruing loans	$4,969	$5,423

No interest income was recorded on these loans for the three months ended March 31, 2022 and 2021, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of March 31, 2022 had an amortized cost of $3.3 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a $300,000 provision expense recorded for the quarter ended March 31, 2021.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338
Provision (credit) charged to expense	—	—	300	—	—	—	300
Losses charged off	(6)	—	—	—	—	(649)	(655)
Recoveries	38	92	24	10	47	508	719
Balance, March 31, 2021	$9,101	$15,299	$31,500	$2,366	$3,936	$5,500	$67,702

Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(36)	—	—	—	—	(401)	(437)
Recoveries	54	—	—	—	20	406	480
Balance, March 31, 2022	$9,382	$10,502	$28,604	$2,797	$4,162	$5,350	$60,797

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three months ended March 31, 2022 and 2021. The provision for losses on unfunded commitments for the three months ended March 31, 2022 was a credit (negative expense) to provision expense of $193,000, compared to a credit (negative expense) of $673,000 for the three months ended March 31, 2021. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses in each of the three month periods presented.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690
Provision (credit) charged to expense	40	(412)	103	(400)	21	(25)	(673)
Balance, March 31, 2021	$957	$4,815	$457	$510	$956	$322	$8,017

Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	512	(1,003)	56	161	36	45	(193)
Balance, March 31, 2022	$1,199	$4,700	$423	$1,069	$1,618	$427	$9,436

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2022		December 31, 2021
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	468	—	468	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,900	17	1,980	18
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	1,979	121	2,217	397
Other residential	—	—	—	—
Commercial business	—	—	—	—
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	160	80	160	80
Home equity lines of credit	371	—	377	—

Total	$4,878	$218	$5,202	$495

TDRs by class are presented below as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$12	—	$—	1	$12
One- to four-family residential	7	616	11	993	18	1,609
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,774	2	1,774
Commercial business	—	—	—	—	—	—
Consumer	16	270	13	65	29	335
	24	$898	26	$2,832	50	$3,730

	December 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$15	—	$—	1	$15
One- to four-family residential	10	579	12	1,059	22	1,638
Other residential	—	—	—	—	—	—
Commercial real estate	1	85	1	1,726	2	1,811
Commercial business	—	—	—	—	—	—
Consumer	26	323	13	64	39	387
	38	$1,002	26	$2,849	64	$3,851

The following tables present newly restructured loans, which were considered TDRs, during the three months ended March 31, 2022 and 2021, respectively, by type of modification:

	Three Months Ended March 31, 2022
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial real estate	$—	$—	$247	$247
Consumer	—	4	3	7
	$—	$4	$250	$254

	Three Months Ended March 31, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial real estate	$1,768	$—	$—	$1,768
Consumer	—	21	—	21
	$1,768	$21	$—	$1,789

At March 31, 2022, of the $3.7 million in TDRs, $2.8 million were classified as substandard using the Company’s internal grading system, which is described below. The Company had one TDR that was modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2022.

At December 31, 2021, of the $3.9 million in TDRs, $2.9 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2021.

During the three months ended March 31, 2022, $221,000 of loans met the criteria for placement back on accrual status. The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms. During the three months ended March 31, 2021, four loans designated as TDRs, totaling $27,000, met the criteria for placement back on accrual status.

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

The following tables present a summary of loans by risk category and past due status separated by origination and loan class as of March 31, 2022. The remaining accretable discount of $204,000 has not been included in this table. See Note 7 for further discussion of the FDIC-assisted acquired loans and related discount.

	Term Loans by Origination Year
							Revolving
	2022 YTD	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$3,214	$18,939	$3,816	$867	$—	$4	$—	$26,840
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	3,214	18,939	3,816	867	—	4	—	26,840

Subdivision construction
Satisfactory (1-4)	727	24,125	943	209	144	1,027	—	27,175
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	12	—	12
Total	727	24,125	943	209	144	1,039	—	27,187

Construction and land development
Satisfactory (1-4)	4,393	10,180	12,754	11,102	789	6,607	498	46,323
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	468	468
Total	4,393	10,180	12,754	11,102	789	6,607	966	46,791

Other construction
Satisfactory (1-4)	10,124	146,013	219,022	63,265	—	—	—	438,424
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	10,124	146,013	219,022	63,265	—	—	—	438,424

One- to four-family residential
Satisfactory (1-4)	83,091	239,052	152,349	86,237	46,444	122,234	1,385	730,792
Watch (5)	—	—	—	—	91	263	66	420
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	128	—	1,151	47	1,326
Total	83,091	239,052	152,349	86,365	46,535	123,648	1,498	732,538

Other residential
Satisfactory (1-4)	16,003	124,361	202,360	169,732	170,735	150,466	12,690	846,347
Watch (5)	—	—	—	—	—	3,396	—	3,396
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	16,003	124,361	202,360	169,732	170,735	153,862	12,690	849,743

Commercial real estate
Satisfactory (1-4)	119,339	168,776	100,003	211,453	224,534	692,189	13,712	1,530,006
Watch (5)	—	—	410	582	—	25,699	—	26,691
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,774	—	1,774
Total	119,339	168,776	100,413	212,035	224,534	719,662	13,712	1,558,471

Commercial business
Satisfactory (1-4)	10,056	69,215	34,822	16,964	15,613	75,122	82,120	303,912
Watch (5)	—	—	—	—	—	50	—	50
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	10,056	69,215	34,822	16,964	15,613	75,172	82,120	303,962

Consumer
Satisfactory (1-4)	7,337	17,694	9,345	5,673	7,138	24,348	125,157	196,692
Watch (5)	—	—	—	—	19	168	28	215
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	2	—	18	281	314	615
Total	7,337	17,694	9,347	5,673	7,175	24,797	125,499	197,522

Combined
Satisfactory (1-4)	254,284	818,355	735,414	565,502	465,397	1,071,997	235,562	4,146,511
Watch (5)	—	—	410	582	110	29,576	94	30,772
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	2	128	18	3,218	829	4,195
Total	$254,284	$818,355	$735,826	$566,212	$465,525	$1,104,791	$236,485	$4,181,478

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

Construction and land development
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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at March 31, 2022 and December 31, 2021.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
March 31,2022
Gross loans receivable	$3,357	$4,966	$8,862	$30,797	$22,476
Balance of accretable discount due to change in expected losses	(32)	(9)	(32)	(20)	(111)
Net carrying value of loans receivable	$3,325	$4,957	$8,830	$30,777	$22,365

December 31, 2021
Gross loans receivable	$3,613	$5,304	$9,405	$32,645	$23,632
Balance of accretable discount due to change in expected losses	(65)	(19)	(63)	(58)	(224)
Net carrying value of loans receivable	$3,548	$5,285	$9,342	$32,587	$23,408

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2022	2021

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	315
Commercial construction	—	—
One- to four-family residential	183	183
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	38	90

Foreclosed assets held for sale and repossessions	221	588

Other real estate owned not acquired through foreclosure	1,499	1,499

Other real estate owned and repossessions	$1,720	$2,087

At March 31, 2022 and December 31, 2021, other real estate owned not acquired through foreclosure included four properties, all of which were branch locations that were closed and held for sale.

At March 31, 2022, residential mortgage loans totaling $20,000 were in the process of foreclosure. At December 31, 2021, residential mortgage loans totaling $125,000 were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	March 31,
	2022	2021

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(6)	$(46)
Valuation write-downs	15	82
Operating expenses, net of rental income	154	232
	$163	$268

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	March 31,	December 31,
	2022	2021

	(In Thousands)
Land	$39,497	$39,440
Buildings and improvements	101,501	101,207
Furniture, fixtures and equipment	58,415	57,982
Operating leases right of use asset	7,493	7,715
	206,906	206,344
Less: accumulated depreciation	75,164	73,611
	$131,742	$132,733

Leases. The Company adopted ASU 2016 02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of March 31, 2022, the lease right of use asset value was $7.5 million and the corresponding lease liability was $7.7 million. As of December 31, 2021, the lease right of use asset value was $7.7 million and the corresponding lease liability was $7.9 million. At March 31, 2022, expected lease terms range from 1.0 years to 16.7 years with a weighted-average lease term of 9.1 years. The weighted-average discount rate was 3.44%.

For the three months ended March 31, 2022 and 2021, lease expense was $369,000 and $374,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended March 31, 2022 and 2021 was $69,000 and $66,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended March 31, 2022 and 2021, income recognized from these lease agreements was $294,000 and $291,000, respectively, and was included in occupancy and equipment expense.

	March 31, 2022	December 31, 2021

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,493	$7,716
Operating leases liability	$7,672	$7,886

	For the Three Months Ended
	March 31, 2022	March 31, 2021

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$369	$374

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$360	$361

At March 31, 2022, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2022	$842
2023	1,094
2024	1,013
2025	990
2026	923
2027	885
Thereafter	3,179

Future lease payments expected	8,926

Less: interest portion of lease payments	(1,254)

Lease liability	$7,672

NOTE 10: DEPOSITS

	March 31,	December 31,
	2022	2021

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$777,469	$825,217
1.00% - 1.99%	69,436	73,563
2.00% - 2.99%	46,139	55,509
3.00% and above	5,047	6,780
Total time deposits (weighted average rate 0.58% and 0.60%)	898,091	961,069
Non-interest-bearing demand deposits	1,176,285	1,209,822
Interest-bearing demand and savings deposits (weighted average rate 0.12% and 0.12%)	2,414,961	2,381,210
Total Deposits	$4,489,337	$4,552,101

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2022 and December 31, 2021, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances). There were no overnight funds from the Federal Home Loan Bank of Des Moines as of March 31, 2022 or December 31, 2021.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31,	December 31,
	2022	2021

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,152	$1,449
Other interest-bearing liabilities	1,790	390
Securities sold under reverse repurchase agreements	148,019	137,116
	$150,961	$138,955

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

At March 31, 2022 and December 31, 2021, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.

	March 31, 2022	December 31, 2021
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$148,019	$137,116

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

Amortization of the debt issuance costs during the three months ended March 31, 2022 and 2021 of both subordinated notes offerings totaled $74,000 and $183,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.97%.

At March 31, 2022 and December 31, 2021, subordinated notes are summarized as follows:

	March 31, 2022	December 31, 2021

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	942	1,016
	$74,058	$73,984

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2022	2021
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.4)	(0.3)
Tax credits	(1.7)	(1.9)
State taxes	1.5	1.3
Other	0.1	0.9
	20.5%	21.0%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2017 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission, which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company has engaged legal and tax advisors and continues to believe it will ultimately prevail on the issue; however, if the Company does not prevail, the tax obligation to the State of Missouri could be up to a total of $4.0 million for these tax years and additional amounts could be levied for certain subsequent tax years.

The State of Illinois Department of Revenue recently began a tax examination of the Company's Illinois Business Income Tax for the 2018 and 2019 tax years.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2022 and December 31, 2021:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2022
Available-for-sale securities
Agency mortgage-backed securities	$297,476	$—	$297,476	$—
Agency collateralized mortgage obligations	73,009	—	73,009	—
States and political subdivisions securities	40,997	—	40,997	—
Small Business Administration securities	49,893	—	49,893	—
Interest rate derivative asset	5,191	—	5,191	—
Interest rate derivative liability	(9,112)	—	(9,112)	—

December 31, 2021
Available-for-sale securities
Agency mortgage-backed securities	$229,441	$—	$229,441	$—
Agency collateralized mortgage obligations	204,277	—	204,277	—
States and political subdivisions securities	40,015	—	40,015	—
Small Business Administration securities	27,299	—	27,299	—
Interest rate derivative asset	2,816	—	2,816	—
Interest rate derivative liability	(2,895)	—	(2,895)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2022 and December 31, 2021 as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at March 31, 2022 or December 31, 2021.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2022
Collateral-dependent loans	$256	$—	$—	$256

Foreclosed assets held for sale	$—	$—	$—	$—

December 31, 2021
Collateral-dependent loans	$1,712	$—	$—	$1,712

Foreclosed assets held for sale	$315	$—	$—	$315

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At March 31, 2022 and December 31, 2021, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2022 or the year ended December 31, 2021, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2022 or the year ended December 31, 2021, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Held-to-Maturity Securities. Fair values for held-to-maturity securities are estimated based on quoted market prices of similar securities. For these securities, the Company obtains fair value measurements from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. These securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.

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

	March 31, 2022			December 31, 2021
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$353,038	$353,038	1	$717,267	$717,267	1
Held-to-maturity securities	227,441	220,188	2	—	—	2
Mortgage loans held for sale	1,672	1,672	2	8,735	8,735	2
Loans, net of allowance for credit losses	4,111,487	4,088,157	3	4,007,500	4,001,362	3
Interest receivable	12,458	12,458	3	10,705	10,705	3
Investment in FHLBank stock and other assets	6,564	6,564	3	6,655	6,655	3

Financial liabilities
Deposits	4,489,337	4,482,961	3	4,552,101	4,552,202	3
Short-term borrowings	150,961	150,961	3	138,955	138,955	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,058	77,250	2	73,984	81,000	2
Interest payable	1,656	1,656	3	646	646	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	30	30	3	50	50	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. Six of the seven acquired loans with interest rate swaps have paid off. The aggregate notional amount of the remaining Valley swaps was $468,000 and $482,000 at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, excluding the Valley Bank swaps, the Company had nine interest rate swaps and one interest rate cap totaling $94.2 million in notional amount with commercial customers, and nine interest rate swaps and one interest rate cap with the same aggregate notional amount with third parties related to its program. In addition, the Company has four participation loans purchased totaling $27.1 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2021, excluding the Valley Bank swaps, the Company had 11 interest rate swaps and one interest rate cap totaling $93.9 million in notional amount with commercial customers, and 11 interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. During the three months ended March 31, 2022, the Company recognized net gains of $152,000, compared to net gains of $474,000 during the three months ended March 31, 2021, in noninterest income related to changes in the fair value of these swaps.

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

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The floating rate of interest was 0.2414% as of March 31, 2022. Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR. If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

The Company recorded loan interest income of $2.0 million on the terminated interest rate swap during each of the three months ended March 31, 2022 and 2021. The Company recorded loan interest income of $370,000 on the active interest rate swap during the three months ended March 31, 2022.The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three months ended March 31, 2022 and 2021, the Company recognized no noninterest income related to changes in the fair value of these derivatives. The Company currently expects to have an amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2022	2021

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swap	Accrued expenses and other liabilities	$3,994	$—

Total derivates designated as hedging instruments		$3,994	$—

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$5,191	$2,816

Total derivatives not designated as hedging instruments		$5,191	$2,816

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$5,118	$2,895

Total derivatives not designated as hedging instruments		$5,118	$2,895

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2022	2021

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,547)	$(1,546)
Active interest rate swap, net of income taxes	(3,083)	—
	$(4,630)	$(1,546)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended March 31,
Cash Flow Hedges	2022		2021
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$46,673	$—	$47,709	$—
Total Interest Expense	—	3,407	—	6,544
	$46,673	$3,407	$47,709	$6,544

Terminated interest rate swap	$2,003	$—	$2,003	$—
Active interest rate swap	370	—	—	—
	$2,373	$—	$2,003	$—

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

At March 31, 2022, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and an active interest rate swap to hedge risk related to the Company's variable rate loans) in an overall net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.5 million. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At March 31, 2022, the Company had received cash collateral from another derivative counterparty of $1.8 million to cover its fair value position with us. At March 31, 2022, the Company did not have any activity with its derivative counterparties that met the level at which the Company’s minimum collateral posting thresholds take effect (requiring collateral to be given by the Company).

At December 31, 2021, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $437,000. Additionally, the Company’s activity with one of its derivative counterparties met the level at which the Company’s minimum collateral posting thresholds take effect (requiring collateral to be given by the Company) and the Company posted collateral of $1.2 million to the derivative counterparty to satisfy the loan level agreements. Also at December 31, 2021, the Company had received cash collateral from another derivative counterparty of $390,000 to cover its fair value position with us.

If the Company had breached any of these provisions at March 31, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

NOTE 17: SUBSEQUENT EVENT – ARENA NAMING RIGHTS

In April 2022, the Company, through its subsidiary Great Southern Bank, entered into a naming rights agreement with Missouri State University related to the main arena on the university’s campus in Springfield, Missouri. The terms of the agreement provide the naming rights to Great Southern Bank for a total cost of $5.5 million, to be paid over a period of seven years. The Company expects to record this transaction as an intangible asset, with a corresponding accrued liability for the full amount of the agreement. The Company further expects to amortize the intangible asset through non-interest expense over a period not to exceed 15 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report and in documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements. The novel coronavirus disease, or COVID-19, pandemic has adversely affected the Company, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on the Company’s business, financial position, results of operations, liquidity, and prospects is uncertain. While general business and economic conditions have improved, increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect the Company’s revenues and the values of its assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to, COVID-19, could affect the Company in substantial and unpredictable ways.

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (v) the possibility of realized or unrealized losses on securities held in the Company's investment portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company’s business; (xi) changes in accounting policies and practices or accounting standards; (xii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR and potential replacement indexes; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 6 “Loans and Allowance for Credit Losses” of the accompanying financial statements for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. Significant changes were made to management’s overall methodology for evaluating the allowance for credit losses beginning in 2021 due to the adoption of ASU 2016-13.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2022, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2022, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market from Fifth Third Bank. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2022, the amortizable intangible assets consisted of core deposit intangibles of $527,000, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of March 31, 2022. While management believes no impairment existed at March 31, 2022, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2022	2021

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	527	685
	$5,923	$6,081

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020. While U.S. economic trends have rebounded, new COVID variants have emerged and the severity and extent of the coronavirus on the global, national and regional economies is still uncertain. Any long-term impact on the performance of the financial sector remains indeterminable.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a fiscal relief bill passed by Congress and signed by the President in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and grants to small businesses that would keep employees on their payroll, fueling a historic bounce-back in economic activity.

To help our customers navigate through the pandemic situation, we offered and supplied Paycheck Protection Program (PPP) loans and short-term modifications to loan terms. PPP loans and loan modifications were made in accordance with guidance from banking regulatory authorities. These modifications did not result in loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. More severely impacted industries in our loan portfolio included retail, hotel and restaurants. Nearly all modified loans have returned to original terms.

The Federal Reserve acted decisively, employing a wide arsenal of tools, including slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve decided to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. Additionally, Federal fund rates, which have been at zero lower bound since the pandemic began, increased 12 basis points in March 2022. Financial markets are anticipating an aggressive increase in interest rates in 2022, with three to six hikes anticipated. Several factors prompting the Federal Reserve to begin normalizing policy include: the strengthening economy, the recent surge in inflation, higher inflation expectations, upward trajectory of wages, reduced pandemic concerns and the strong housing market. However, the military hostilities in Ukraine have now created uncertainty regarding the world economy and the path of market interest rates, including the aggressiveness of Federal Reserve interest rate increases.

The “American Rescue Plan,” an economic relief fiscal measure of approximately $1.9 trillion with an emphasis on vaccination, individual and small business relief, was enacted early in 2021. Additionally, many of the climate-related policies in the “Build Back Better” package may be passed into law later this year to be paid for with higher corporate taxes and tax enforcement.

The federal government posted a deficit of $2.8 trillion in the 2021 fiscal year and is expected to post a deficit of $1.2 trillion in the 2022 fiscal year. While Congress has not been focused on deficits during the pandemic, it will likely face pressure to address the mounting fiscal debt.

Employment

The national unemployment rate dropped from 3.8% in February 2022 to 3.6% in March 2022, or 6 million unemployed individuals, compared to February 2020, just prior to the beginning of the COVID-19 pandemic, at which time the unemployment rate was 3.5% and unemployed persons numbered 5.7 million. The U.S. economy added 431,000 jobs in March 2022 with overall job growth averaging 562,000 per month in the first quarter of 2022, the same as the average monthly gain for 2021. The labor market remains tighter than headline unemployment data would indicate as companies are still competing for qualified workers. Wages and salaries grew 4.5% in 2021.

Across industries, the economic recovery remains uneven. Employment in the financial activities, professional and business services, retail and transportation and warehousing sectors are now above pre-pandemic levels; however, leisure and entertainment, healthcare and manufacturing remain under February 2020 employment levels. One of the largest employment sectors in the country, leisure and hospitality, although showing job increases, remains negatively impacted by the loss of 1.5 million jobs, or 8.7% of the workforce, since February 2020. Most jobs in the leisure and hospitality industry cannot be performed remotely, with many businesses closed or experiencing a sharp reduction in business at the onset of the health and economic crises.

As of March 2022, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) was 62.4% which remains below the February 2020 reported rate of 63.4%. The unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 5.2% in March 2021 to 3.5% in March 2022. Unemployment rates for March 2022 in the states where the Company has a branch or loan production offices were Arizona at 3.3%, Arkansas at 3.1%, Colorado at 3.7%, Georgia at 3.1%, Illinois at 4.7%, Iowa at 3.3%, Kansas at 2.5%, Minnesota at 2.5%, Missouri at 3.6%, Nebraska at 2.0%, Oklahoma at 2.7%, and Texas at 4.4%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 3.6% for March 2022. Chicago leads our markets with a higher unemployment rate of 4.5%, followed by St. Louis at 3.7% and Denver at 3.6% in March 2022.

Single Family Housing

New home sales in the United States dropped 8.6% in March 2022 when compared to February 2022, to a seasonally adjusted annual rate of 763,000 in March of 2022, according to U.S. Census Bureau and Department of Housing and Urban Development estimates.

The median sales price of new houses sold in March 2022 was $436,700, up from $359,600 a year earlier. The average sales price in March 2022 of $523,900 was up from $414,700 in March 2021. The inventory of new homes for sale, at an estimated 406,000 at the end of March 2022, would support a 6.4 months’ supply at the current sales rate, up from 4.2 months’ supply at the end of March 2021.

The housing market is beginning to feel the impact of sharply rising mortgage rates and higher inflation on purchasing power. With rising mortgage rates, cash sales made up a larger percentage of transactions, climbing to its highest share since 2014.

Total existing-home sales dipped 2.7% from February 2022 to a seasonally adjusted annual rate of 5.77 million in March 2022. Year-over-year, sales fell 4.5% (6.05 million in March 2021). There were 950,000 previously owned homes on the market in March 2022, up 11.8% from February and down 9.5% from one year ago (1.05 million). With slower demand, the inventory of unsold existing homes increased to 590,000 as of the end of March 2022, which would support 2 months at the monthly sales pace up from 1.7 months in February 2022 and down from 2.1 months in March 2021.

The median existing-home sales price as of March 2022 was $375,300, up 15% from $326,300 at March 2021 as prices rose in each region. This marks 121 consecutive months of year-over-year increases, the longest-running streak on record. Home prices have consistently moved upward as supply remains tight; however, if and when demand subsides, easy-profit gains and multiple offers can be expected to decline. Properties typically remained on the market for 17 days in March 2022, down from 18 days in February 2022 and 18 days in March 2021. 87% of homes sold in March 2022 were on the market for less than a month. Year-over-year, prices increased in every region of the United States, with the Midwest showing an increase of 10.4%, with median prices increasing from $245,500 in March 2021 to $271,000 in March 2022.

First-time buyers accounted for 30% of sales in March 2022, up from 29% of sales in February 2022 and down from 32% in March 2021.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 4.17% in March 2022, up from 3.76% in February 2022. The average commitment rate for all of 2021 was 2.96%, down from 3.11% for 2020.

Multi-Family Housing and Commercial Real Estate

There has been unprecedented demand for apartments, with the vacancy rate hitting historic lows at the end of 2021 and continuing into 2022. The overall lack of available housing, both single-family and rental apartment units, has pricing on a significant upward trajectory, resulting in a vacancy rate of 4.9% for the first quarter of 2022. Rents nationally rose 11% in 2021 with the nation absorbing 714,000 units in 2021, twice the annual average of the past five years. With demand and rent growth indicators surging, investors have shown high interest for apartment assets, creating a highly competitive acquisition environment and driving the average national cap rate to an all-time low.

Our market areas reflected the following apartment vacancy levels as of March 31, 2022: Springfield, Missouri at 2.9%, St. Louis at 6.9%, Kansas City at 6.1%, Minneapolis at 6.1%, Tulsa, Oklahoma at 6.1%, Dallas-Fort Worth at 6.1%, Chicago at 5.7%, Atlanta at 6.5%, Phoenix at 6.2%, and Denver at 6.6%. Three of our market areas, Dallas-Fort Worth, Phoenix and Atlanta, were in the top ten metropolitan areas for current construction and 12 month deliveries to market.

The national office market is showing early signs of a recovery, but the sector still has a long way to go before it reaches pre-pandemic levels of performance. Remote and hybrid work structures instituted early on in the pandemic appear here to stay, at least to an extent, and it is likely that office-using companies will continue to reassess their physical footprints as their leases roll over. Office-using employment has bounced back quicker than the average for all employment sectors, and more office jobs could lead to stronger office leasing. However, leasing volume is still below pre-pandemic norms, and the amount of sublet space on the market remains near record highs. Furthermore, the national office market is contending with a glut of newly vacated space and a still-robust supply pipeline. These trends, combined with the looming prospect of firms exploring more permanent remote and flexible work setups, may continue to place upward pressure on the national office vacancy rate in the near term. Rent growth is flat on a year-over-year basis, and it will remain difficult for office owners to push asking rents until leasing activity returns to pre-pandemic levels for an extended period of time. Despite a still uncertain near-term outlook, office sales volume rebounded in the second half of 2021.

As of March 31, 2022, national office vacancy rates remained about the same at 12.3%, compared to December 31, 2021, while our market areas reflected the following vacancy levels at March 31, 2022: Springfield, Missouri at 2.8%, St. Louis at 9.0%, Kansas City at 9.5%, Minneapolis at 10.0%, Tulsa, Oklahoma at 12.2%, Dallas-Fort Worth at 17.6%, Chicago at 15.3%, Atlanta at 14.1% and Denver at 14.4%.

The retail sector continued its positive momentum into first quarter of 2022, as consumers drove continued improvement in the sector. Retail sales have accelerated briskly since mid-2021, due to the significant increase in consumers’ disposable income resulting from pandemic-related government transfers and strong wage growth. With additional funds at their disposal, American consumers pushed brick and mortar retail sales to record levels in 2021. With sales sitting at record highs, some retailers have selectively turned back to expansion mode. While demand for retail space is on the rise, construction activity continues to fall. Just over 13 million square feet of retail space was delivered during the first quarter of 2022, 80% of which was pre-leased. Most recent construction activity has consisted of single-tenant build-to-suits or smaller ground floor spaces in mixed-use developments. Thanks to growing demand and minimal new supply, vacancy rates declined across most retail segments in the first quarter of 2022, with exceptions still including regional and super-regional malls. Rents increased at their fastest clip, 3.8%, in over a decade during the period from March 31, 2021 to March 31, 2022. Retail rent growth is forecast to accelerate over the coming quarters due to the combination of a strong retail sales environment and continued rising demand for space. Inflation expectations will weigh on the real rate of rental growth though, likely keeping it in line with or slightly below the average growth rate seen during the five years preceding the pandemic.

At March 31, 2022, national retail vacancy rates remained level at 4.5% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.3%, St. Louis at 6.0%, Kansas City at 5.0%, Minneapolis at 3.2%, Tulsa, Oklahoma at 3.5%, Dallas-Fort Worth at 4.9%, Chicago at 5.9%, Atlanta at 4.2%, Phoenix at 6.0% and Denver at 4.6%.

The U.S. industrial market is experiencing a record level of new logistics facilities deliveries from late 2021 through the first quarter of 2022. The U.S. has been in the midst of a historic boom in household spending on retail goods (both online and in store), all of which need to be stored in logistics properties across the country before reaching the end consumer. Record savings accumulated during the pandemic and the strongest wage growth in more than 20 years will likely remain as tailwinds for elevated consumer spending over the next several months; however, rising gas prices and inflation risk partially eroding consumers’ purchasing power, causing real goods spending to slow from current levels. Signals are emerging that a gradual slowing in leasing and absorption is approaching, which should cause rent growth to slow given the active construction pipeline. Amazon announced early in 2022 that it would be slowing growth in its distribution network from its recent breakneck pace.

At March 31, 2022, national industrial vacancy rates sat at a record low of 4.1% while our market areas reflected the following vacancy levels: Springfield, Missouri at 1.4%, St. Louis at 2.9%, Kansas City at 4.4%, Minneapolis at 3.5%, Tulsa, Oklahoma at 3.7%, Dallas-Fort Worth at 5.7%, Chicago at 4.7%, Atlanta at 4.0%, Phoenix at 4.6% and Denver at 5.2%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

COVID-19 Impact to Our Business and Response

Great Southern continues to monitor and respond to the effects of the COVID 19 pandemic. As always, the health, safety and well-being of our customers, associates and communities, while maintaining uninterrupted service, are the Company’s top priorities. Centers for Disease Control and Prevention (CDC) guidelines, as well as directives from federal, state and local officials, are being closely followed to make informed operational decisions, if necessary.

The Company continues to work diligently with its nearly 1,100 associates to enforce the most current health, hygiene and social distancing practices. To date, there have been no service disruptions or reductions in staffing.

As always, customers can conduct their banking business using our banking center network, online and mobile banking services, ATMs, Telephone Banking, and online account opening services. As health conditions in local markets dictate, Great Southern banking center lobbies are open following social distancing and health protocols. Great Southern continues to work with customers experiencing hardships caused by the pandemic. As a resource to customers, a COVID-19 information center continues to be available on the Company’s website, www.GreatSouthernBank.com. General information about the Company’s pandemic response, how to receive assistance, and how to avoid COVID-19 scams and fraud are included.

Impacts to Our Business Going Forward: The magnitude of the impact on the Company of the COVID-19 pandemic continues to evolve and will ultimately depend on the remaining length and severity of the economic downturn brought on by the pandemic. Some positive economic signs have occurred in 2021 and early 2022, such as lower unemployment rates, improving gross domestic product (“GDP”) levels and other measures of the economy and increased vaccination rates. Over the previous two years, the COVID-19 pandemic has impacted the Company’s business in one or more of the following ways, among others.

●	Consistently low market interest rates for a significant period of time have had a negative impact on our variable and fixed rate loans, resulting in reduced net interest income
●	Certain fees for deposit and loan products were waived or reduced for a period of time
●	Non-interest expenses increased as we dealt with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items
●	Banking center lobbies were closed at various times, and may close again in future periods if the pandemic situation worsens again
●	Loan modifications occurred
●	A contraction in economic activity reduced demand for our loans and for our other products and services

Current COVID-19 infection rates are low in our markets and the CDC has relaxed most restrictions that were previously in place. Our business is currently operating normally, similar to operations prior to the onset of the COVID-19 pandemic. We continue to monitor infection rates and other health and economic indicators to ensure we are prepared to respond to future challenges, should they arise.

Paycheck Protection Program Loans

Great Southern has actively participated in the PPP through the SBA. In the first round of the PPP, we originated approximately 1,600 PPP loans, totaling approximately $121 million. SBA forgiveness was approved and processed, and full repayment proceeds were received by us, for all of these PPP loans during 2021. In the second round of the PPP, we funded approximately 1,650 PPP loans, totaling approximately $58 million. As of March 31, 2022, full forgiveness proceeds have been received by us from the SBA for 1,608 of these PPP loans, totaling approximately $57 million.

Great Southern received fees from the SBA for originating PPP loans based on the amount of each loan. At March 31, 2022, remaining net deferred fees related to PPP loans totaled $88,000, and we expect these remaining net deferred fees will accrete to interest income during the second quarter of 2022. The fees, net of origination costs, are deferred in accordance with standard accounting practices and accreted to interest income on loans over the contractual life of each loan. In the three months ended March 31, 2022 and 2021, Great Southern recorded approximately $415,000 and $1.2 million, respectively, of net deferred fees in interest income on PPP loans.

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

Great Southern’s total assets decreased $75.7 million, or 1.4%, from $5.45 billion at December 31, 2021, to $5.37 billion at March 31, 2022. Details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2022 and December 31, 2021” section of this Quarterly Report on Form 10-Q.

Loans. Net outstanding loans increased $104.0 million, or 2.5%, from $4.01 billion at December 31, 2021, to $4.11 billion at March 31, 2022. The increase was primarily in other residential (multi-family) loans, commercial real estate loans and one- to four family residential loans. These increases were partially offset by a decrease in construction loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family) and commercial real estate, and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company decided to discontinue indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both March 31, 2022 and December 31, 2021, 0.3% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination. At both March 31, 2022 and December 31, 2021, an estimated 0.2% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2022, TDRs totaled $3.7 million, or 0.1% of total loans, a decrease of $121,000 from $3.9 million, or 0.1% of total loans, at December 31, 2021. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For TDRs occurring during the three months ended March 31, 2022, none were restructured into multiple new loans. For TDRs occurring during the year ended December 31, 2021, one loan totaling $45,000 was restructured into multiple new loans. For further information on TDRs, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

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

The Company continues its preparation for discontinuation of use of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements used by the Company, but by far the most significant area impacted by LIBOR is related to commercial and residential mortgage loans. After 2021, certain LIBOR rates may no longer be published and it is expected to eventually be discontinued as a reference rate by June 2023. Other interest rates used globally could also be discontinued for similar reasons.

The Company has been regularly monitoring its portfolio of loans tied to LIBOR since 2019, with specific groups of loans identified. The Company implemented robust LIBOR fallback language for all commercial loan transactions beginning near the end of 2018, with such language utilized for all new originations and renewed/modified commercial loans since that time. The Company is particularly monitoring the remaining group of loans that were originated prior to the fourth quarter of 2018, and have not been renewed or modified since that time. At March 31, 2022, this represented approximately 47 commercial loans totaling approximately $122 million; however, only 26 of those loans, totaling $22 million, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $410 million at March 31, 2022), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. As described, the vast majority of the loan portfolio tied to LIBOR now includes robust LIBOR replacement language which identifies appropriate “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is substantially similar to the previous LIBOR-based rate.

Available-for-sale Securities. In the three months ended March 31, 2022, available-for-sale securities decreased $39.7 million, or 7.9%, from $501.0 million at December 31, 2021, to $461.4 million at March 31, 2022. The decrease was primarily due to $226.5 million in available-for-sale securities being transferred to held-to-maturity during the period and calls of municipal securities and normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. This was partially offset by the purchase of U.S. Government agency fixed-rate single-family and multi-family mortgage-backed securities and collateralized mortgage obligations. The Company used excess liquid funds and loan repayments to fund this increase in investment securities. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity.

Held-to-maturity Securities. In the three months ended March 31, 2022, as noted above, available-for-sale securities of $226.5 million were transferred to held-to-maturity. This transfer included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2022, total deposit balances decreased $62.8 million, or 1.4%. Compared to December 31, 2021, transaction account balances remained flat at $3.59 billion at March 31, 2022, while retail certificates of deposit decreased $63.0 million, or 7.1%, to $830.7 million at March 31, 2022. Increases in transaction accounts were primarily a result of increases in various money market accounts and NOW deposit accounts, offset by decreases in non-interest-bearing accounts. Retail time deposits decreased due to a decrease in retail certificates generated through the banking center network and decreases in national time deposits initiated through internet channels. Time deposits initiated through internet channels experienced a planned decrease due to increases in overall liquidity levels and to reduce the Company’s cost of funds. Brokered deposits were $67.4 million at both March 31, 2022 and December 31, 2021.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $10.9 million from $137.1 million at December 31, 2021 to $148.0 million at March 31, 2022. These balances fluctuate over time based on customer demand for this product.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. In March 2022, the FRB increased interest rates 0.25%. At March 31, 2022, the Federal Funds rate stood at 0.50%. Financial markets are anticipating an aggressive increase in interest rates in 2022, with up to 2.00% of cumulative rate hikes currently anticipated. A substantial portion of Great Southern’s loan portfolio ($1.31 billion at March 31, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2022. Of these loans, $1.30 billion had interest rate floors. Great Southern also has a portfolio of loans ($613 million at March 31, 2022) tied to a “prime rate” of interest and will adjust immediately or within 90 days with changes to the “prime rate” of interest. Of these loans, $592 million had interest rate floors at various rates. At March 31, 2022, $800 million in LIBOR and “prime rate” loans were at their floor rate. If interest rates were to increase 50 basis points, approximately $460 million of these loans would move above their floor rate.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. Because the Federal Funds rate is again very low, there may also be a negative impact on the Company’s net interest income due to the Company’s inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.

As of March 31, 2022, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Non-Interest (Operating) Expenses. The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives. See Note 16 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in this report.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three Months Ended March 31, 2022 and 2021” section of this report.

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

Economic Growth Act. In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or eliminate certain financial reform rules and regulations, including some implemented under the Dodd-

Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these amendments could result in meaningful regulatory changes.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the CBLR was 9.0%. In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the CBLR requirement was a minimum of 8.5% for calendar year 2021, and is 9% thereafter. The Company and the Bank have chosen to not utilize the new CBLR due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Business Initiatives

Great Southern continues to monitor and respond to the effects of the COVID-19 pandemic. As always, the health, safety and well-being of our customers, associates and communities, while maintaining uninterrupted service, are the Company’s top priorities. Centers for Disease Control and Prevention (CDC) guidelines, as well as directives from federal, state and local officials, are being followed to make informed operational decisions, if necessary.

The Company’s banking center network continues to be optimized. During 2022, the high-performing banking center in Kimberling City, Missouri, will be replaced with a newly constructed building on the same property at 14309 Highway 13. Customers will be served in a temporary building on the property during construction. The new office is expected to open in the fourth quarter of 2022. Including this office, the Company operates three banking centers in the Branson Tri-Lakes area of southwest Missouri.

In February 2022, the Company opened a new commercial loan production office (LPO) in Phoenix, Arizona, which represents the seventh LPO in the Company’s franchise. A local and highly-experienced lender was hired to manage the office. The new LPO provides a wide variety of commercial lending services, including commercial real estate loans for new and existing properties and commercial construction loans. The Company expects to continue looking for opportunities to open additional LPOs in other markets during 2022.

The Company announced that its 2022 Annual Meeting of Stockholders, to be held at 10 a.m. Central Time on May 11, 2022, will be a virtual meeting over the internet and will not be held at a physical location. Stockholders will be able to attend the Annual Meeting via a live webcast. Holders of record of Great Southern Bancorp, Inc. common stock at the close of business on the record date, March 2, 2022, may vote during the live webcast of the Annual Meeting or by proxy. Please see the Company’s Notice of Annual Meeting and Proxy Statement available on the Company’s website, www.GreatSouthernBank.com, (click “About” then “Investor Relations”) for additional information about the Annual Meeting.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

During the three months ended March 31, 2022, the Company’s total assets decreased by $75.7 million to $5.37 billion. The decrease was primarily in cash equivalents, and was partially offset by an increase in loans and investment securities.

Cash and cash equivalents were $353.0 million at March 31, 2022, a decrease of $364.2 million, or 50.8%, from $717.3 million at December 31, 2021. Excess funds held at the Federal Reserve Bank at December 31, 2021 were primarily the result of increases in net loan repayments throughout 2021. In 2022, these excess funds were used to fund the purchase of new investment securities and to fund loan originations.

The Company's available-for-sale securities decreased $39.7 million, or 7.9%, compared to December 31, 2021. The decrease was primarily due to the transfer of $226.5 million in available-for-sale securities to held-to-maturity during the period and by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. This was mostly offset by the purchase of U.S. Government agency fixed-rate single-family or multi-family mortgage-backed securities and collateralized mortgage obligations. The Company used excess funds held at the Federal Reserve Bank and loan repayments to fund this increase in investment securities. The available-for-sale securities portfolio was 8.6% and 9.2% of total assets at March 31, 2022 and December 31, 2021, respectively.

The transfer of $226.5 million in available-for-sale securities to held-to-maturity included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. The held-to-maturity securities portfolio was 4.2% of total assets at March 31, 2022.

Net loans increased $104.0 million from December 31, 2021, to $4.11 billion at March 31, 2022. This increase was primarily in other residential (multi-family) loans ($152 million increase), commercial real estate loans ($82 million increase) and one- to four-family residential loans ($51 million increase). These increases were partially offset by a decrease in construction loans ($181 million decrease). Loan origination volume in the three months ended March 31, 2022 was similar to loan origination volume that occurred in 2020 and 2021.

Total liabilities decreased $41.5 million, from $4.83 billion at December 31, 2021 to $4.79 billion at March 31, 2022. The decrease was primarily attributable to a reduction in total deposits, primarily time deposits. Time deposits initiated through internet channels experienced a planned decrease due to increases in overall liquidity levels and to reduce the Company’s cost of funds.

Total deposits decreased $62.8 million, or 1.4%, to $4.49 billion at March 31, 2022. Transaction account balances were flat at $3.59 billion at March 31, 2022, while retail certificates of deposit decreased $63.0 million compared to December 31, 2021, to $830.7 million at March 31, 2022. Changes in transaction account balances were primarily a result of increases in NOW deposit accounts and money market accounts, offset by decreases in IntraFi Network Reciprocal Deposits and non-interest-bearing checking accounts. Total interest-bearing checking accounts increased $33.8 million while demand deposit accounts decreased $33.5 million. Customer retail time deposits initiated through our banking center network decreased $15.4 million and time deposits initiated through our national internet network decreased $44.7 million. Customer deposits at March 31, 2022 and December 31, 2021 totaling $38.9 million and $41.7 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits were $67.4 million at both March 31, 2022 and December 31, 2021.

Securities sold under reverse repurchase agreements with customers increased $10.9 million from $137.1 million at December 31, 2021 to $148.0 million at March 31, 2022. These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity decreased $34.2 million, from $616.8 million at December 31, 2021 to $582.6 million at March 31, 2022. Accumulated other comprehensive income decreased $24.1 million during the three months ended March 31, 2022, primarily due to decreases in the fair value of available-for-sale investment securities. Stockholders’ equity also decreased due to repurchases of the Company’s common stock totaling $25.3 million and dividends declared on common stock of $4.6 million. The Company recorded net income of $17.0 million for the three months ended March 31, 2022. In addition, stockholders’ equity increased $2.8 million due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2022 and 2021

General

Net income was $17.0 million for the three months ended March 31, 2022 compared to $18.9 million for the three months ended March 31, 2021. This decrease of $1.9 million, or 10.0%, was primarily due to an increase in noninterest expense of $947,000, or 3.1%, a decrease in net interest income of $823,000, or 1.9%, a decrease in noninterest income of $560,000, or 5.8%, and a smaller negative provision for credit losses on loans and unfunded commitments of $181,000, or 48.4%, partially offset by a decrease in income tax expense of $630,000, or 12.6%.

Total Interest Income

Total interest income decreased $4.0 million, or 7.8%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was due to a $4.6 million decrease in interest income on loans, partially offset by a $684,000 increase in interest income on investment securities and other interest-earning assets. Interest income on loans decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to lower average loan balances, combined with lower average rates of interest. Interest income from investment securities and other interest-earning assets increased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to higher average balances of investment securities and other interest-earning assets, partially offset by lower average rates of interest on investment securities.

Interest Income – Loans

During the three months ended March 31, 2022 compared to the three months ended March 31, 2021, interest income on loans decreased $3.0 million as the result of lower average loan balances, which decreased from $4.41 billion during the three months ended March 31, 2021, to $4.13 billion during the three months ended March 31, 2022. The lower average balances were primarily due to higher loan repayments during 2021. Interest income on loans also decreased $1.7 million as a result of lower average interest rates on loans. The average yield on loans decreased from 4.39% during the three months ended March 31, 2021, to 4.23% during the three months ended March 31, 2022. This decrease was primarily due to decreased yields in most loan categories as some loans with higher rates refinanced or repaid as a result of the sale of the financed project. In addition, some new loans originated after March 31, 2021, had an average contractual interest rate that was less than the average contractual interest rate for the portfolio at the time.

Additionally, the Company’s net interest income included accretion of net deferred fees related to PPP loans originated in 2020 and 2021. The amount of net deferred fees recognized in interest income was $416,000 in the three months ended March 31, 2022 compared to $1.2 million in the three months ended March 31, 2021 and $1.6 million in the three months ended December 31, 2021. At March 31, 2022, remaining net deferred fees related to PPP loans was $88,000.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company received a payment of $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to this terminated interest rate swap of $2.0 million in each of the three months ended March 31, 2022 and 2021. The Company currently expects to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income. If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. The Company recorded loan interest income related to this swap transaction of $370,000 in the three months ended March 31, 2022.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $593,000 in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Interest income increased $770,000 as a result of an increase in average balances from $414.7 million during the three months ended March 31, 2021, to $534.0 million during the three months ended March 31, 2022. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years. These purchased securities fit with the Company’s current asset/liability management strategies. Partially offsetting that increase, interest income decreased $177,000 as a result of lower average interest rates from 2.75% during the three months ended March 31, 2021, to 2.59% during the three month period ended March 31, 2022.

Interest income on other interest-earning assets increased $91,000 in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Interest income increased $80,000 as a result of higher average interest rates from 0.10% during the three months ended March 31, 2021, to 0.18% during the three month period ended March 31, 2022. Interest income increased $11,000 as a result of an increase in average balances from $419.4 million during the three months ended March 31, 2021, to $458.6 million during the three months ended March 31, 2022. The increase in the average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased in March 2022 in conjunction with the increase in the Federal Funds target interest rate.

Total Interest Expense

Total interest expense decreased $3.1 million, or 47.9%, during the three months ended March 31, 2022, when compared with the three months ended March 31, 2021, due to a decrease in interest expense on deposits of $2.0 million, or 48.5% and a decrease in interest expense on subordinated notes of $1.1 million, or 49.8%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $512,000 due to average rates of interest that decreased from 0.22% in the three months ended March 31, 2021 to 0.13% in the three months ended March 31, 2022. Interest rates paid on demand deposits were significantly lower in the 2022 period due to significant reductions in the federal funds rate of interest and other market interest rates since 2020. Partially offsetting this decrease, interest expense on demand deposits increased $95,000, due to an increase in average balances from $2.19 billion during the three months ended March 31, 2021 to $2.38 billion during the three months ended March 31, 2022. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on time deposits decreased $892,000 as a result of a decrease in average rates of interest from 0.94% during the three months ended March 31, 2021, to 0.61% during the three months ended March 31, 2022. Interest expense on time deposits also decreased $740,000 due to a decrease in average balances of time deposits from $1.31 billion during the three months ended March 31, 2021 to $931.1 million in the three months ended March 31, 2022. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases throughout 2021 with rates only beginning to increase minimally during the three months ended March 31, 2022 due to increases in the Federal Funds rate. The decrease in average balances of time deposits was a result of decreases in retail customer time deposits obtained through the banking center network and retail customer time deposits obtained through on-line channels. On-line channel deposits were actively reduced by the Company during 2021 and 2022 as other deposit sources increased.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances and overnight borrowings from the FHLBank were not utilized during the three months ended March 31, 2022 and 2021.

Interest expense on repurchase agreements increased $1,000 during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The average rate of interest was 0.03% for both the three months ended March 31, 2022 and the three months ended March 31, 2021. The average balance of repurchase agreements decreased $16.2 million from $144.5 million in the three months ended March 31, 2022 to $128.3 million in the three months ended March 31, 2022, which was due to changes in customers’ need for this product, which can fluctuate.

Interest expense on short-term borrowings and other interest-bearing liabilities increased $1,000 during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The average rate of interest was 0.08% for the three months ended March 31, 2022, compared to 0.00% for the three months ended March 31, 2021. The average balance of short-term borrowings and other interest-bearing liabilities increased $1.9 million from $1.7 million in the three months ended March 31, 2021 to $3.6 million in the three months ended March 31, 2022, which was primarily due to cash collateral provided to the Company from one of its derivative counterparties to satisfy collateral pledging requirements.

During the three months ended March 31, 2022, compared to the three months ended March 31, 2021, interest expense on subordinated debentures issued to capital trusts increased $5,000 due to higher average interest rates. The average interest rate was 1.86% in the three months ended March 31, 2022 compared to 1.78% in the three months ended March 31, 2021. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 1.92% at March 31, 2022. There was no change in the average balance of the subordinated debentures between the 2021 and 2022 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately

$73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. On August 15, 2021, the Company completed the redemption of $75.0 million aggregate principal amount of its 5.25% subordinated notes due August 15, 2026. The notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest. During the three months ended March 31, 2022, compared to the three months ended March 31, 2021, interest expense on subordinated notes decreased $1.1 million due to lower average balances during the three months ended March 31, 2022 resulting from the redemption of the 5.25% subordinated notes due August 15, 2026. The average balance of subordinated notes was $74.0 million in the three months ended March 31, 2022 compared to $148.5 million in the three months ended March 31, 2021. Interest expense on subordinated notes increased $18,000 due to slightly higher weighted average interest rates. The average interest rate was 6.06% in the three months ended March 31, 2022 compared to 6.01% in the three months ended March 31, 2021.

Net Interest Income

Net interest income for the three months ended March 31, 2022 decreased $823,000 to $43.3 million compared to $44.1 million for the three months ended March 31, 2021. Net interest margin was 3.43% in the three months ended March 31, 2022, compared to 3.41% in the three months ended March 31, 2021, an increase of two basis points, or 0.6%. In the 2021 period compared to the 2022 period, the Company recorded a higher amount of interest income related to net deferred fees on PPP loans.

The Company's overall average interest rate spread increased eight basis points, or 2.5%, from 3.23% during the three months ended March 31, 2021 to 3.31% during the three months ended March 31, 2022. The increase was due to a 30 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 22 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans decreased 16 basis points, the yield on investment securities decreased 16 basis points and the yield on other interest-earning assets increased eight basis points. The rate paid on deposits decreased 22 basis points, the rate paid on subordinated debentures issued to capital trusts increased eight basis points, and the rate paid on subordinated notes increased five basis points.

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

Worsening economic conditions from the COVID-19 pandemic or similar events, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to identify and limit future losses, such as a watch list of problem loans and potential problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are collateral-dependent, evaluates risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

During the three months ended March 31, 2022, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a $300,000 provision expense recorded for the three months ended March 31, 2021. In the three months ended March 31, 2022 and 2021, the Company experienced net recoveries of $43,000 and $64,000, respectively. The negative provision for losses on unfunded commitments for the three months ended March 31, 2022 was $193,000 compared to a negative provision of $674,000 for the three months ended March 31, 2021. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

The Bank’s allowance for credit losses as a percentage of total loans was 1.46% and 1.49% at March 31, 2022 and December 31, 2021, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2022, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At March 31, 2022, non-performing assets were $5.2 million, a decrease of $821,000 from $6.0 million at December 31, 2021. Non-performing assets as a percentage of total assets were 0.10% at March 31, 2022, compared to 0.11% at December 31, 2021.

Compared to December 31, 2021, non-performing loans decreased $454,000, to $5.0 million at March 31, 2022, and foreclosed and repossessed assets decreased $367,000, to $221,000 at March 31, 2022. Non-performing one- to four-family residential loans comprised $2.0 million, or 40.3%, of the total non-performing loans at March 31, 2022, a decrease of $212,000 from December 31, 2021. Non-performing commercial real estate loans comprised $1.8 million, or 35.7%, of the total non-performing loans at March 31, 2022, a decrease of $233,000 from December 31, 2021. Non-performing consumer loans comprised $724,000, or 14.6%, of the total non-performing loans at March 31, 2022, a decrease of $9,000 from December 31, 2021. Non-performing construction and land development loans comprised $468,000, or 9.4%, of the total non-performing loans at March 31, 2022, unchanged from December 31, 2021.

Non-performing Loans. Activity in the non-performing loans category during the three months ended March 31, 2022 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	March 31

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	468	—	—	—	—	—	—	468
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,216	—	—	(5)	—	(36)	(171)	2,004
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,006	—	—	—	—	—	(233)	1,773
Commercial business	—	—	—	—	—	—	—	—
Consumer	733	32	—	(4)	—	(7)	(30)	724
Total non-performing loans	$5,423	$32	$—	$(9)	$—	$(43)	$(434)	$4,969

FDIC-assisted acquired loans included above	$1,736	$—	$—	$—	$—	$—	$(84)	$1,652

At March 31, 2022, the non-performing one- to four-family residential category included 34 loans, none of which were added during the three months ended March 31, 2022. The largest relationship in the category totaled $322,000, or 16.1% of the total category. The non-performing commercial real estate category includes two loans, neither of which were added during the three months ended March 31, 2022. The largest relationship in the category, which totaled $1.5 million, or 86.1% of the total category, was transferred from potential problems during the fourth quarter of 2021, and is collateralized by a mixed use commercial retail building. The non-performing land development category consisted of one loan added during the first quarter of 2021, which totaled $468,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing consumer category included 30 loans, four of which were added during the three months ended March 31, 2022.

Potential Problem Loans. Compared to December 31, 2021, potential problem loans decreased $117,000, or 5.9%, to $1.9 million at March 31, 2022. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans categories during the three months ended March 31, 2022, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	March 31

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	15	—	—	—	—	—	(3)	12
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,432	5	—	—	—	—	(55)	1,382
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	210	—	—	—	—	—	(5)	205
Commercial business	—	—	—	—	—	—	—	—
Consumer	323	12	—	—	(14)	(9)	(48)	264
Total potential problem loans	$1,980	$17	$—	$—	$(14)	$(9)	$(111)	$1,863

FDIC-assisted acquired loans included above	$1,004	$—	$—	$—	$—	$—	$(17)	$987

At March 31, 2022, the one- to four-family residential category of potential problem loans included 25 loans, one of which was added during the three months ended March 31, 2022. The largest relationship in this category totaled $168,000, or 12.2% of the total category. The commercial real estate category of potential problem loans included one loan, which was added in a previous period. The consumer category of potential problem loans included 23 loans, four of which were added during the three months ended March 31, 2022.

Other Real Estate Owned and Repossessions. Of the total $1.7 million of other real estate owned and repossessions at March 31, 2022, $1.5 million represents properties which were not acquired through foreclosure.

Activity in other real estate owned and repossessions during the three months ended March 31, 2022, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	March 31

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	315	—	(300)	—	(15)	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	183	—	—	—	—	183
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	90	78	(130)	—	—	38
Total foreclosed assets and repossessions	$588	$78	$(430)	$—	$(15)	$221

FDIC-assisted acquired assets included above	$498	$—	$(300)	$—	$(15)	$183

At March 31, 2022, the one- to four-family residential category of foreclosed assets consisted of two properties (both of which were FDIC-assisted acquired assets). The land development category of foreclosed assets previously consisted of one property in central Iowa (this was an FDIC-assisted acquired asset) which was sold during the three months ended March 31, 2022. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the three months ended March 31, 2022, loans classified as “Watch” increased $33,000, from $30.7 million at December 31, 2021 to $30.8 million at March 31, 2022. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended March 31, 2022, non-interest income decreased $560,000 to $9.2 million when compared to the three months ended March 31, 2021, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales decreased $1.6 million compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2022 period compared to the 2021 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020 and 2021. As a result of the significant volume of refinance activity in 2020 and 2021, and as market interest rates have moved higher in the first quarter of 2022, mortgage refinance volume has decreased and loan originations and related gains on sales of these loans have decreased substantially.

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $606,000 compared to the prior year period. This increase was almost entirely due to increased customer debit card transactions in the 2022 period compared to the 2021 period. In the latter half of 2021 and in the three months ended March 31, 2022, debit card usage by customers rebounded and was back to normal levels, and in many cases, increased levels of activity.

Other income: Other income increased $255,000 compared to the prior year period. In the 2022 period, the Company recorded a one-time bonus of $500,000 from its card processor as a result of achieving certain benchmarks related to debit card activity.

Non-interest Expense

For the three months ended March 31, 2022, non-interest expense increased $947,000 to $31.3 million when compared to the three months ended March 31, 2021, primarily as a result of the following item:

Salaries and employee benefits: Salaries and employee benefits increased $960,000 from the prior year period. A significant amount of this increase related to normal annual merit increases in various lending and operations areas. In 2022, many of these increases were larger than in previous years due to the current employment environment. In addition, the new Phoenix loan production office was opened in the first quarter of 2022. Lastly, certain loan origination compensation costs were deferred under accounting standards in the 2021 period that related primarily to the origination of PPP loans; therefore, more costs were deferred in the 2021 period versus the 2022 period.

Other expense categories experienced smaller changes compared to the prior year period, including a $186,000 increase in travel and entertainment expenses as there was very little in-person activity in the 2021 period due to COVID-19 restrictions; a $120,000 increase in professional fees related to the swap transaction completed in 2022; a $131,000 decrease in amortization of deposit intangibles due to the completion of the amortization for the 2014 acquisitions; and a $105,000 decrease in expenses on other real estate owned and repossessions due to fewer foreclosed properties and repossessed autos in the 2022 period.

The Company’s efficiency ratio for the three months ended March 31, 2022, was 59.62% compared to 56.33% for the same period in 2021. In the three-month period ended March 31, 2022, the higher efficiency ratio was primarily due to an increase in non-interest expense. The Company’s ratio of non-interest expense to average assets was 2.34% and 2.22% for the three months ended March 31, 2022 and 2021, respectively. Average assets for the three months ended March 31, 2022, decreased $121.8 million, or 2.2%, from the three months ended March 31, 2021, primarily due to a decrease in average net loans receivable, partially offset by increases in average investment securities and interest bearing cash equivalents.

Provision for Income Taxes

For the three months ended March 31, 2022 and 2021, the Company's effective tax rate was 20.5% and 21.0%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates evolved throughout 2021 as taxable income and apportionment between states were analyzed. The Company's effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net fees included in interest income were $1.7 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31,	Three Months Ended			Three Months Ended
	2022	March 31, 2022			March 31, 2021
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.21%	$701,330	$6,041	3.49%	$664,562	$6,516	3.98%
Other residential	4.14	759,622	8,417	4.49	999,094	10,927	4.44
Commercial real estate	4.07	1,489,762	15,346	4.18	1,562,689	16,584	4.30
Construction	4.19	668,220	7,529	4.57	604,382	6,731	4.52
Commercial business	3.95	289,230	3,326	4.66	323,429	3,887	4.87
Other loans	4.57	204,510	2,244	4.45	237,499	2,891	4.94
Industrial revenue bonds(1)	4.47	13,983	162	4.69	14,924	173	4.70

Total loans receivable	4.13	4,126,657	43,065	4.23	4,406,579	47,709	4.39

Investment securities(1)	2.54	533,976	3,410	2.59	414,696	2,817	2.75
Interest-earning deposits in other banks	0.39	458,643	198	0.18	419,426	107	0.10

Total interest-earning assets	3.73	5,119,276	46,673	3.70	5,240,701	50,633	3.92
Non-interest-earning assets:
Cash and cash equivalents		90,586			94,210
Other non-earning assets		136,701			133,443
Total assets		$5,346,563			$5,468,354

Interest-bearing liabilities:
Interest-bearing demand and savings	0.12	$2,375,943	777	0.13	$2,188,978	1,194	0.22
Time deposits	0.58	931,085	1,396	0.61	1,312,089	3,028	0.94
Total deposits	0.24	3,307,028	2,173	0.27	3,501,067	4,222	0.49
Securities sold under reverse repurchase agreements	0.03	128,264	10	0.03	144,487	9	0.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	0.33	3,628	1	0.08	1,661	—	—
Subordinated debentures issued to capital trusts	1.92	25,774	118	1.86	25,774	113	1.78
Subordinated notes	5.97	74,019	1,105	6.06	148,514	2,200	6.01

Total interest-bearing liabilities	0.36	3,538,713	3,407	0.39	3,821,503	6,544	0.69
Non-interest-bearing liabilities:
Demand deposits		1,160,013			983,120
Other liabilities		37,907			43,890
Total liabilities		4,736,633			4,848,513
Stockholders’ equity		609,930			619,841
Total liabilities and stockholders’ equity		$5,346,563			$5,468,354

Net interest income:
Interest rate spread	3.37%		$43,266	3.31%		$44,089	3.23%
Net interest margin*				3.43%			3.41%
Average interest-earning assets to average interest- bearing liabilities		144.7%			137.1%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $37.2 million and $45.2 million for the three months ended March 31, 2022 and 2021, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $16.9 million and $18.7 million for the three months ended March 31, 2022 and 2021, respectively. Interest income on tax-exempt assets included in this table was $459,000 and $419,000 for the three months ended March 31, 2022 and 2021, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $452,000 and $403,000 for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(1,683)	$(2,961)	$(4,644)
Investment securities	(177)	770	593
Interest-earning deposits in other banks	80	11	91
Total interest-earning assets	(1,780)	(2,180)	(3,960)
Interest-bearing liabilities:
Demand deposits	(512)	95	(417)
Time deposits	(892)	(740)	(1,632)
Total deposits	(1,404)	(645)	(2,049)
Securities sold under reverse repurchase agreements	1	—	1
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1	—	1
Subordinated debentures issued to capital trust	5	—	5
Subordinated notes	18	(1,113)	(1,095)
Total interest-bearing liabilities	(1,379)	(1,758)	(3,137)
Net interest income	$(401)	$(422)	$(823)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its borrowers’ credit needs. At March

31, 2022, the Company had commitments of approximately $271.1 million to fund loan originations, $1.55 billion of unused lines of credit and unadvanced loans, and $11.9 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	March 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$185,101	$175,682	$164,480	$155,831	$150,948
Secured by real estate (not one- to four-family)	—	23,752	22,273	19,512	11,063
Not secured by real estate - commercial business	89,252	91,786	77,411	83,782	87,480

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	75,214	74,501	42,162	48,213	37,162
Secured by real estate (not one-to four-family)	1,089,844	1,092,029	823,106	798,810	906,006

Loan commitments not closed
Secured by real estate (one-to four-family)	109,472	53,529	85,917	69,295	24,253
Secured by real estate (not one-to four-family)	212,264	146,826	45,860	92,434	104,871
Not secured by real estate - commercial business	8,223	12,920	699	—	405

	$1,769,370	$1,671,025	$1,261,908	$1,267,877	$1,322,188

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

At March 31, 2022 and December 31, 2021, the Company had these available secured lines and on-balance sheet liquidity:

	March 31, 2022	December 31, 2021
Federal Home Loan Bank line	$844.5 million	$756.5 million
Federal Reserve Bank line	$357.2 million	$352.4 million
Cash and cash equivalents	$353.0 million	$717.3 million
Unpledged securities – Available-for-sale	$404.3 million	$406.8 million
Unpledged securities – Held-to-maturity	$92.7 million	$—

Statements of Cash Flows. During the three months ended March 31, 2022 and 2021, the Company had positive cash flows from operating activities and negative cash flows from investing activities. The Company had negative cash flows from financing activities during the three months ended March 31, 2022 and positive cash flows from financing activities during the three months ended March 31, 2021.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $31.4 million and $24.5 million during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021, investing activities used cash of $318.4 million and $55.9 million, respectively. Investing activities in the 2022 period used cash primarily due to the purchase of investment securities, the purchases of loans and the net origination of loans, partially offset by payments received on investment securities. Investing activities in the 2021 period used cash primarily due to the purchase of investment securities and the purchases of loans, partially offset by payments received on investment securities and the net repayments of loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options. Financing activities used cash of $77.2 million during the three months ended March 31, 2022 and provided cash of $80.2 million during the three months ended March 31, 2021. In the 2022 three-month period, financing activities used cash primarily as a result of decreases in time deposits, dividends paid to stockholders and the repurchase of the Company’s common stock, partially offset by net increases in short-term borrowings. In the 2021 three-month period, financing activities provided cash primarily as a result of net increases in checking account balances, partially offset by decreases in time deposits, decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2022, the Company's total stockholders' equity and common stockholders’ equity were each $582.6 million, or 10.8% of total assets, equivalent to a book value of $45.65 per common share. As of December 31, 2021, total stockholders’ equity and common stockholders’ equity were each $616.8 million, or 11.3% of total assets, equivalent to a book value of $46.98 per common share. At March 31, 2022, the Company’s tangible common equity to tangible assets ratio was 10.7%, compared to 11.2% at December 31, 2021 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at March 31, 2022 and December 31, 2021, were unrealized gains (losses) (net of taxes) on the Company’s available-for-sale investment securities totaling $(11.1 million) and $9.1 million, respectively. This decrease in unrealized gains primarily resulted from rising market interest rates, which decreased the fair value of investment securities. Also included in stockholders’ equity at March 31, 2022, were unrealized gains (net of taxes) on the Company’s held-to-maturity investment securities totaling $759,000. Approximately $227 million of investment securities which were previously included in available-for-sale were transferred to held-to-maturity during the first quarter of 2022.

In addition, included in stockholders’ equity at March 31, 2022, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $22.1 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At March 31, 2022, the remaining pre-tax amount to be recorded in interest income was $28.6 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at March 31, 2022, was an unrealized loss (net of taxes) on the Company’s outstanding cash flow hedge (interest rate swap) totaling $3.1 million. Anticipated higher market interest rates have caused the fair value of this interest rate swap to decrease.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2022, the Bank's common equity Tier 1 capital ratio was 13.3%, its Tier 1 capital ratio was 13.3%, its total capital ratio was 14.6% and its Tier 1 leverage ratio was 12.0%. As a result, as of March 31, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Bank's common equity Tier 1 capital ratio was 14.1%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.9%. As a result, as of December 31, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2022, the Company's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.5%, its total capital ratio was 15.3% and its Tier 1 leverage ratio was 11.2%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of March 31, 2022, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Company's common equity Tier 1 capital ratio was 12.9%, its Tier 1 capital ratio was 13.4%, its total capital ratio was 16.3% and its

Tier 1 leverage ratio was 11.3%. As of December 31, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2022, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

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

Dividends. During the three months ended March 31, 2022, the Company declared a common stock cash dividend of $0.36 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.36 per share (which was declared in December 2021). During the three months ended March 31, 2021, the Company declared a common stock cash dividend of $0.34 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in December 2020). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.36 per share dividend declared but unpaid as of March 31, 2022, was paid to stockholders in April 2022.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2022, the Company repurchased 419,215 shares of its common stock at an average price of $60.40 per share and issued 51,694 shares of common stock at an average price of $47.49 per share to cover stock option exercises. During the three months ended March 31, 2021, the Company repurchased 74,865 shares of its common stock at an average price of $50.50 per share and issued 15,904 shares of common stock at an average price of $39.09 per share to cover stock option exercises.

On January 19, 2022, the Company's Board of Directors authorized management to purchase up to one million shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective upon completion of the previous repurchase program authorized in October 2020. As of May 3, 2022, a total of approximately 700,000 shares were available in the Company’s stock repurchase authorization.

Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the Company’s common stock would contribute to the overall growth of shareholder value. The number of shares that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors typically include the number of shares available in the market from sellers at any given time, the market price of the stock and the projected impact on the Company’s earnings per share and capital.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	March 31, 2022	December 31, 2021

	(Dollars in Thousands)

Common equity at period end	$582,551	$616,752
Less: Intangible assets at period end	5,923	6,081
Tangible common equity at period end (a)	$576,628	$610,671

Total assets at period end	$5,374,276	$5,449,944
Less: Intangible assets at period end	5,923	6,081
Tangible assets at period end (b)	$5,368,353	$5,443,863

Tangible common equity to tangible assets (a) / (b)	10.74%	11.22%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2022, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the then-current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased in 2020 and remained very low in 2021and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Subsequent to March 31, 2022, cumulative time deposit maturities are as follows: within three months --$265 million; within six months -- $465 million; and within twelve months -- $735 million. At March 31, 2022, the weighted average interest rates on these various cumulative maturities were 0.45%, 0.49% and 0.52%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. On March 17, 2022, the FRB implemented an increase of 0.25%. Financial markets are currently anticipating aggressive increases to market interest rates in 2022. If aggressive interest rate increases do occur, we anticipate that our net interest income and net interest margin will be positively impacted. At March 31, 2022, the Federal Funds rate stood at 0.50%. A substantial portion of Great Southern’s loan portfolio ($1.31 billion at March 31, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2022. Of these loans, $1.30 billion had interest rate floors at various rates. Great Southern also has a portfolio of loans ($613 million at March 31, 2022) tied to a “prime rate” of interest and will adjust immediately with changes to the “prime rate” of interest. Of these loans, $592 million had interest rate floors at various rates. At March 31, 2022, $800 million in LIBOR and “prime rate” loans were at their floor rate. If interest rates were to increase 50 basis points, approximately $460 million of these loans would move above their floor rate.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2022, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2020, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program, which became effective in November 2020 and did not have an expiration date, was completed during the three months ended March 31, 2022.

On January 19, 2022, the Company's Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective during the three months ended March 31, 2022, upon completion of the repurchase program authorized in October 2020 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended March 31, 2022.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

January 1, 2022 – January 31, 2022	79,927	$58.79	79,927	141,211
February 1, 2022 – February 28, 2022	189,288	60.64	189,288	951,923
March 1, 2022 – March 31, 2022	150,000	60.95	150,000	801,923
	419,215	$60.40	419,215
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

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

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for 2022 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: May 6, 2022	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)