Form 10-Q
period 2022-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2022-08-08
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 12,319,914 shares of common stock, par value $.01 per share, outstanding at August 4, 2022.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	JUNE 30,	DECEMBER 31,
	2022	2021

	(Unaudited)
ASSETS
Cash	$99,403	$90,008
Interest-bearing deposits in other financial institutions	96,305	627,259
Cash and cash equivalents	195,708	717,267
Available-for-sale securities	519,472	501,032
Held-to-maturity securities	215,354	—
Mortgage loans held for sale	2,782	8,735
Loans receivable, net of allowance for credit losses of $61,058 – June 2022; $60,754 – December 2021	4,361,559	4,007,500
Interest receivable	13,558	10,705
Prepaid expenses and other assets	59,468	45,176
Other real estate owned and repossessions, net	329	2,087
Premises and equipment, net	136,147	132,733
Goodwill and other intangible assets	11,246	6,081
Federal Home Loan Bank stock and other interest-earning assets	13,364	6,655
Current and deferred income taxes	23,009	11,973
Total Assets	$5,551,996	$5,449,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,516,205	$4,552,101
Securities sold under reverse repurchase agreements with customers	145,838	137,116
Short-term borrowings and other interest-bearing liabilities	171,889	1,839
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,133	73,984
Accrued interest payable	791	646
Advances from borrowers for taxes and insurance	8,874	6,147
Accrued expenses and other liabilities	47,189	25,956
Liability for unfunded commitments	11,659	9,629
Total Liabilities	5,002,352	4,833,192

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2022 and December 2021 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2022 – 12,343,449 shares; December 2021 – 13,128,493 shares	123	131
Additional paid-in capital	40,565	38,314
Retained earnings	522,255	545,548
Accumulated other comprehensive income (loss)	(13,299)	32,759
Total Stockholders’ Equity	549,644	616,752
Total Liabilities and Stockholders’ Equity	$5,551,996	$5,449,944

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2022	2021

	(Unaudited)
INTEREST INCOME
Loans	$46,764	$47,360
Investment securities and other	5,934	3,092
TOTAL INTEREST INCOME	52,698	50,452

INTEREST EXPENSE
Deposits	2,358	3,457
Securities sold under reverse repurchase agreements	8	10
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	236	—
Subordinated debentures issued to capital trust	159	113
Subordinated notes	1,106	2,188
TOTAL INTEREST EXPENSE	3,867	5,768

NET INTEREST INCOME	48,831	44,684
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	—	(1,000)
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	2,223	(307)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	46,608	45,991

NON-INTEREST INCOME
Commissions	389	370
Overdraft and insufficient funds fees	1,888	1,528
Point-Of-Sale and ATM fee income and service charges	4,104	3,971
Net gains on loan sales	498	2,613
Late charges and fees on loans	360	358
Gain (loss) on derivative interest rate products	145	(179)
Other income	1,935	924
TOTAL NON-INTEREST INCOME	9,319	9,585

NON-INTEREST EXPENSE
Salaries and employee benefits	19,432	17,934
Net occupancy and equipment expense	6,808	6,706
Postage	844	750
Insurance	787	759
Advertising	875	605
Office supplies and printing	208	161
Telephone	832	868
Legal, audit and other professional fees	1,196	531
Expense on other real estate and repossessions	65	102
Acquired deposit intangible asset amortization	177	258
Other operating expenses	1,780	1,517
TOTAL NON-INTEREST EXPENSE	33,004	30,191

INCOME BEFORE INCOME TAXES	22,923	25,385
PROVISION FOR INCOME TAXES	4,699	5,271
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$18,224	$20,114

Basic Earnings Per Common Share	$1.45	$1.47
Diluted Earnings Per Common Share	$1.44	$1.46

Dividends Declared Per Common Share	$0.40	$0.34

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021

	(Unaudited)
INTEREST INCOME
Loans	$89,829	$95,069
Investment securities and other	9,543	6,016
TOTAL INTEREST INCOME	99,372	101,085

INTEREST EXPENSE
Deposits	4,532	7,679
Securities sold under reverse repurchase agreements	18	19
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	237	—
Subordinated debentures issued to capital trust	277	226
Subordinated notes	2,211	4,388
TOTAL INTEREST EXPENSE	7,275	12,312

NET INTEREST INCOME	92,097	88,773
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	—	(700)
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	2,030	(981)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	90,067	90,454

NON-INTEREST INCOME
Commissions	686	652
Overdraft and insufficient funds fees	3,753	2,972
Point-Of-Sale and ATM fee income and service charges	8,068	7,329
Net gains on loan sales	1,632	5,301
Net realized gain on sale of available-for-sale securities	7	—
Late charges and fees on loans	673	659
Gain on derivative interest rate products	297	295
Other income	3,379	2,113
TOTAL NON-INTEREST INCOME	18,495	19,321

NON-INTEREST EXPENSE
Salaries and employee benefits	37,512	35,054
Net occupancy and equipment expense	13,686	13,768
Postage	1,631	1,628
Insurance	1,581	1,519
Advertising	1,430	1,190
Office supplies and printing	426	438
Telephone	1,681	1,749
Legal, audit and other professional fees	2,001	1,178
Expense on other real estate and repossessions	228	370
Acquired deposit intangible asset amortization	335	547
Other operating expenses	3,760	3,071
TOTAL NON-INTEREST EXPENSE	64,271	60,512

INCOME BEFORE INCOME TAXES	44,291	49,263
PROVISION FOR INCOME TAXES	9,080	10,281
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$35,211	$38,982

Basic Earnings Per Common Share	$2.76	$2.84
Diluted Earnings Per Common Share	$2.73	$2.82

Dividends Declared Per Common Share	$0.76	$0.68

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2022	2021

	(Unaudited)
Net Income	$18,224	$20,114

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(5,115) and $1,806, for 2022 and 2021, respectively	(17,320)	6,113

Unrealized loss on securities transferred to held-to-maturity, net of taxes (credit) of $(150) and $-0- for 2022 and 2021, respectively	(509)	—

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(462) and $(461), for 2022 and 2021, respectively	(1,564)	(1,564)

Change in value of active cash flow hedge, net of taxes (credit) of $(766) and $-0- for 2022 and 2021, respectively	(2,589)	—

Comprehensive Income (Loss)	$(3,758)	$24,663

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021

	(Unaudited)
Net Income	$35,211	$38,982

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(11,082) and $(2,303), for 2022 and 2021, respectively	(37,519)	(7,802)

Unrealized gain on securities transferred to held-to-maturity, net of taxes of $75 and $-0- for 2022 and 2021, respectively	249	—

Less: reclassification adjustment for gains included in net income, net of taxes of $(2) and $-0- for 2022 and 2021, respectively	(5)	—

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(918) and $(918), for 2022 and 2021, respectively	(3,111)	(3,110)

Change in value of active cash flow hedge, net of taxes (credit) of $(1,677) and $-0- for 2022 and 2021, respectively	(5,672)	—

Comprehensive Income (Loss)	$(10,847)	$28,070

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED JUNE 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2021	$137	$35,661	$537,969	$37,690	$—	$611,457
Net income	—	—	20,114	—	—	20,114
Stock issued under Stock Option Plan	—	1,219	—	—	554	1,773
Common dividends declared, $0.34 per share	—	—	(4,656)	—	—	(4,656)
Other comprehensive gain	—	—	—	4,549	—	4,549
Purchase of the Company’s common stock	—	—	—	—	(3,680)	(3,680)
Reclassification of treasury stock per Maryland law	—	—	(3,126)	—	3,126	—
Balance, June 30, 2021	$137	$36,880	$550,301	$42,239	$—	$629,557

	THREE MONTHS ENDED JUNE 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2022	$128	$40,004	$533,736	$8,683	$—	$582,551
Net income	—	—	18,224	—	—	18,224
Stock issued under Stock Option Plan	—	561	—	—	303	864
Common dividends declared, $0.40 per share	—	—	(4,951)	—	—	(4,951)
Change in fair value of cash flow hedges	—	—	—	(4,153)	—	(4,153)
Change in unrealized loss on held-to-maturity securities	—	—	—	(509)	—	(509)
Change in unrealized loss on available-for-sale securities	—	—	—	(17,320)	—	(17,320)
Purchase of the Company’s common stock	—	—	—	—	(25,062)	(25,062)
Reclassification of treasury stock per Maryland law	(5)	—	(24,754)	—	24,759	—
Balance, June 30, 2022	$123	$40,565	$522,255	$(13,299)	$—	$549,644

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED JUNE 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2021	$138	$35,004	$541,448	$53,151	$—	$629,741
Net income	—	—	38,982	—	—	38,982
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Stock issued under Stock Option Plan	—	1,876	—	—	817	2,693
Common dividends declared, $0.68 per share	—	—	(9,312)	—	—	(9,312)
Other comprehensive loss	—	—	—	(10,912)	—	(10,912)
Purchase of the Company’s common stock	—	—	—	—	(7,460)	(7,460)
Reclassification of treasury stock per Maryland law	(1)	—	(6,642)	—	6,643	—
Balance, June 30, 2021	$137	$36,880	$550,301	$42,239	$—	$629,557

	SIX MONTHS ENDED JUNE 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2022	$131	$38,314	$545,548	$32,759	$—	$616,752
Net income	—	—	35,211	—	—	35,211
Stock issued under Stock Option Plan	—	2,251	—	—	1,418	3,669
Common dividends declared, $0.76 per share	—	—	(9,549)	—	—	(9,549)
Change in fair value of cash flow hedges	—	—	—	(8,783)	—	(8,783)
Change in unrealized gain on held-to-maturity securities	—	—	—	249	—	249
Change in unrealized loss on available-for-sale securities	—	—	—	(37,524)	—	(37,524)
Purchase of the Company’s common stock	—	—	—	—	(50,381)	(50,381)
Reclassification of treasury stock per Maryland law	(8)	—	(48,955)	—	48,963	—
Balance, June 30, 2022	$123	$40,565	$522,255	$(13,299)	$—	$549,644

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,211	$38,982
Proceeds from sales of loans held for sale	49,626	189,430
Originations of loans held for sale	(40,209)	(184,625)
Items not requiring (providing) cash:
Depreciation	4,291	4,766
Amortization	542	989
Compensation expense for stock option grants	702	597
Provision (credit) for credit losses on loans	—	(700)
Provision (credit) for unfunded commitments	2,030	(981)
Net gain on loan sales	(1,632)	(5,301)
Net (gain) loss on sale of premises and equipment	(1,054)	1
Net gain on sale/write-down of other real estate owned and repossessions	(120)	(86)
Net gain on sale of available-for-sale investments	(7)	—
Accretion of deferred income, premiums, discounts and other	(2,686)	(4,731)
Gain on derivative interest rate products	(297)	(295)
Deferred income taxes	(1,422)	492
Changes in:
Interest receivable	(2,853)	827
Prepaid expenses and other assets	(13,250)	11,031
Accrued expenses and other liabilities	3,923	885
Income taxes refundable/payable	3,990	3,506
Net cash provided by operating activities	36,785	54,787

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(200,386)	129,451
Purchase of loans	(152,615)	(52,071)
Purchase of premises and equipment	(10,911)	(2,281)
Proceeds from sale of premises and equipment	3,811	65
Proceeds from sale of other real estate owned and repossessions	2,049	1,536
Proceeds from sale of available-for-sale securities	4,936	—
Proceeds from maturities and calls of available-for-sale securities	750	5,830
Principal reductions on mortgage-backed securities	48,050	28,807
Purchase of available-for-sale securities	(336,183)	(80,904)
Redemption (purchase) of Federal Home Loan Bank stock and change in other interest-earning assets	(6,709)	3,051
Net cash provided by (used in) investing activities	(647,208)	33,484

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	54,262	(231,587)
Net increase (decrease) in checking and savings deposits	(90,158)	281,037
Net increase (decrease) in short-term borrowings	178,772	(6,142)
Advances from borrowers for taxes and insurance	2,727	1,192
Dividends paid	(9,325)	(9,332)
Purchase of the Company’s common stock	(50,381)	(7,460)
Stock options exercised	2,967	2,096
Net cash provided by financing activities	88,864	29,804

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(521,559)	118,075
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	717,267	563,729
CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,708	$681,804

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2021, has been derived from the audited consolidated statement of financial condition of the Company as of that date. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company. The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas. The Bank also originates commercial loans from lending offices in Atlanta, Charlotte, North Carolina, Chicago, Dallas, Denver, Omaha, Nebraska, Phoenix, and Tulsa, Oklahoma. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, certain LIBOR rates may no longer be published. As a result, LIBOR is expected to be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permit changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provide relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The application of ASU 2020-04 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The Company previously adopted ASU 2016-13; therefore, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for any entity that has adopted the amendments in ASU 2016-13. The application of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2022	2021

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,581	13,710
Net income and net income available to common stockholders	$18,224	$20,114
Per common share amount	$1.45	$1.47

Diluted:
Average common shares outstanding	12,581	13,710
Net effect of dilutive stock options – based on the treasury stock method using average market price	102	102
Diluted common shares	12,683	13,812
Net income and net income available to common stockholders	$18,224	$20,114
Per common share amount	$1.44	$1.46

	Six Months Ended June 30,
	2022	2021

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,775	13,713
Net income and net income available to common stockholders	$35,211	$38,982
Per common share amount	$2.76	$2.84

Diluted:
Average common shares outstanding	12,775	13,713
Net effect of dilutive stock options – based on the treasury stock method using average market price	108	94
Diluted common shares	12,883	13,807
Net income and net income available to common stockholders	$35,211	$38,982
Per common share amount	$2.73	$2.82

Options outstanding at June 30, 2022 and 2021, to purchase 372,449 and 452,918 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended June 30, 2022 and 2021, respectively. Options outstanding at June 30, 2022 and 2021, to purchase 372,449 and 452,918 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the six months ended June 30, 2022 and 2021, respectively.

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

Available-for-sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on specifically identified amortized cost of the individual security, are included in non-interest income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income over the estimated life of the security. Prepayments are anticipated for certain mortgage-backed and Small Business Administration (SBA) securities. Premiums on callable securities are amortized to their earliest call date.

During the three months ended March 31, 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gross gains were $1.0 million; $775,000 (net of income taxes) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer. As of June 30, 2022, the net unrealized gross gains remaining were $323,000; net of income taxes, these unrealized gains were $249,000.

The amortized cost and fair values of securities were as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$336,176	$18	$24,000	$312,194
Agency collateralized mortgage obligations	82,992	—	7,718	75,274
States and political subdivisions	67,548	151	2,337	65,362
Small Business Administration securities	69,530	—	2,888	66,642
	$556,246	$169	$36,943	$519,472

	June 30, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$80,331	$3,583	$83,914	$—	$6,476	$77,438
Agency collateralized mortgage obligations	128,435	(3,242)	125,193	—	8,916	116,277
States and political subdivisions	6,265	(18)	6,247	—	709	5,538
	$215,031	$323	$215,354	$—	$16,101	$199,253

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299
	$489,198	$15,119	$3,285	$501,032

No securities were classified as held-to-maturity at December 31, 2021.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	—	—	—	—
After four through five years	2,289	2,297	—	—
After five through fifteen years	14,524	14,358	2,576	2,253
After fifteen years	50,736	48,709	3,670	3,284
Securities not due on a single maturity date	488,697	454,108	209,108	193,716
	$556,246	$519,472	$215,354	$199,253

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at June 30, 2022 and December 31, 2021, was approximately $493.8 million and $173.9 million, respectively, which was approximately 95.1% and 34.7% of the Company’s total available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$303,739	$(24,000)	$—	$—	$303,739	$(24,000)
Agency collateralized mortgage obligations	64,794	(5,116)	10,479	(2,602)	75,273	(7,718)
States and political subdivisions securities	48,137	(2,337)	—	—	48,137	(2,337)
Small Business Administration securities	66,642	(2,888)	—	—	66,642	(2,888)

	$483,312	$(34,341)	$10,479	$(2,602)	$493,791	$(36,943)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,001	$(4,925)	$8,437	$(1,551)	$77,438	$(6,476)
Agency collateralized mortgage obligations	109,116	(8,439)	7,161	(477)	116,277	(8,916)
States and political subdivisions securities	3,227	(417)	2,311	(292)	5,538	(709)

	$181,344	$(13,781)	$17,909	$(2,320)	$199,253	$(16,101)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)

	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

There were no sales of available for sale securities during the three months ended June 30, 2022. Available-for-sale securities totaling $4.9 million were sold during the six months ended June 30, 2022, resulting in the recognition of a $7,000 gain during the period. There were no sales of available-for-sale securities during the three or six months ended June 30, 2021. Gains and losses on sales of securities are determined on the specific-identification method.

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

NOTE 6: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and similar instruments. The Company adopted ASC 326 using the modified retrospective method for loans and off-balance sheet credit exposures. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $11.6 million. This adjustment brought the balance of the allowance for credit losses to $67.3 million as of January 1, 2021. In addition, the Company recorded an $8.7 million liability for unfunded commitments as of January 1, 2021. The after-tax effect decreased retained earnings by $14.2 million. The adjustment was based upon the Company’s analysis of then-current conditions, assumptions and economic forecasts at January 1, 2021.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, gross domestic product (“GDP”), commercial real estate price index, consumer sentiment and construction spending. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages. The forecast-adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring (“TDR”) will be executed. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

ASU 2016-13 requires an allowance for off balance sheet credit exposures: unfunded lines of credit, undisbursed portions of loans, written residential and commercial commitments, and letters of credit. To determine the amount needed for allowance purposes, a utilization rate is determined either by the model or internally for each pool. Our loss model calculates the reserve on unfunded commitments based upon the utilization rate multiplied by the average loss rate factors in each pool with unfunded and committed balances. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans; however, the liability for unfunded lending commitments incorporates assumptions for the portion of unfunded commitments that are expected to be funded.

Classes of loans at June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

	(In Thousands)
One- to four-family residential construction	$24,582	$28,302
Subdivision construction	28,309	26,694
Land development	43,951	47,827
Commercial construction	453,183	617,505
Owner occupied one- to four-family residential	712,454	561,958
Non-owner occupied one- to four-family residential	121,405	119,635
Commercial real estate	1,623,115	1,476,230
Other residential	918,009	697,903
Commercial business	295,266	280,513
Industrial revenue bonds	13,140	14,203
Consumer auto	42,623	48,915
Consumer other	35,936	37,902
Home equity lines of credit	120,941	119,965
	4,432,914	4,077,552
Allowance for credit losses	(61,058)	(60,754)
Deferred loan fees and gains, net	(10,297)	(9,298)
	$4,361,559	$4,007,500

Weighted average interest rate	4.37%	4.26%

The following tables present the classes of loans by aging.

	June 30, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$24,582	$24,582	$—
Subdivision construction	—	—	—	—	28,309	28,309	—
Land development	2	—	468	470	43,481	43,951	—
Commercial construction	—	—	—	—	453,183	453,183	—
Owner occupied one- to four-family residential	144	229	1,502	1,875	710,579	712,454	—
Non-owner occupied one- to four-family residential	—	—	—	—	121,405	121,405	—
Commercial real estate	—	—	1,832	1,832	1,621,283	1,623,115	—
Other residential	—	—	—	—	918,009	918,009	—
Commercial business	—	—	—	—	295,266	295,266	—
Industrial revenue bonds	—	—	—	—	13,140	13,140	—
Consumer auto	99	24	15	138	42,485	42,623	—
Consumer other	224	111	89	424	35,512	35,936	—
Home equity lines of credit	—	—	314	314	120,627	120,941	—

Total	$469	$364	$4,220	$5,053	$4,427,861	$4,432,914	$—

	December 31, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$28,302	$28,302	$—
Subdivision construction	—	—	—	—	26,694	26,694	—
Land development	29	15	468	512	47,315	47,827	—
Commercial construction	—	—	—	—	617,505	617,505	—
Owner occupied one- to four-family residential	843	2	2,216	3,061	558,897	561,958	—
Non-owner occupied one- to four-family residential	—	—	—	—	119,635	119,635	—
Commercial real estate	—	—	2,006	2,006	1,474,224	1,476,230	—
Other residential	—	—	—	—	697,903	697,903	—
Commercial business	1,404	—	—	1,404	279,109	280,513	—
Industrial revenue bonds	—	—	—	—	14,203	14,203	—
Consumer auto	229	31	34	294	48,621	48,915	—
Consumer other	126	28	63	217	37,685	37,902	—
Home equity lines of credit	—	—	636	636	119,329	119,965	—

Total	$2,631	$76	$5,423	$8,130	$4,069,422	$4,077,552	$—

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

Non-accruing loans are summarized as follows:

	June 30,	December 31,
	2022	2021

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	468
Commercial construction	—	—
Owner occupied one- to four-family residential	1,502	2,216
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	1,832	2,006
Other residential	—	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	15	34
Consumer other	89	63
Home equity lines of credit	314	636
Total non-accruing loans	$4,220	$5,423

No interest income was recorded on these loans for the three and six months ended June 30, 2022 and 2021, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of June 30, 2022 had an amortized cost of $2.9 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2022 and 2021. During the three months ended June 30, 2022, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a negative provision expense of $1.0 million during the three months ended June 30, 2021. During the six months ended June 30, 2022, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a negative provision expense of $700,000 during the six months ended June 30, 2021.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, March 31, 2021	$9,101	$15,299	$31,500	$2,366	$3,936	$5,500	$67,702
Provision charged to expense	—	—	(1,000)	—	—	—	(1,000)
Losses charged off	(136)	—	—	(154)	(57)	(552)	(899)
Recoveries	244	—	7	3	53	492	799
Balance, June 30, 2021	$9,209	$15,299	$30,507	$2,215	$3,932	$5,440	$66,602

Allowance for credit losses
Balance, March 31, 2022	$9,382	$10,502	$28,604	$2,797	$4,162	$5,350	$60,797
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(2)	—	—	—	—	(431)	(433)
Recoveries	54	110	—	—	203	327	694
Balance, June 30, 2022	$9,434	$10,612	$28,604	$2,797	$4,365	$5,246	$61,058

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338
Provision charged to expense	—	—	(700)	—	—	—	(700)
Losses charged off	(142)	—	—	(154)	(57)	(1,201)	(1,554)
Recoveries	282	92	31	13	100	1,000	1,518
Balance, June 30, 2021	$9,209	$15,299	$30,507	$2,215	$3,932	$5,440	$66,602

Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(38)	—	—	—	—	(832)	(870)
Recoveries	108	110	—	—	223	733	1,174
Balance, June 30, 2022	$9,434	$10,612	$28,604	$2,797	$4,365	$5,246	$61,058

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and six months ended June 30, 2022 and 2021. The provision for losses on unfunded commitments for the three months ended June 30, 2022 was $2.2 million, compared to a credit (negative expense) of $307,000 for the three months ended June 30, 2021. The provision for losses on unfunded commitments for the six months ended June 30, 2022 was $2.0 million, compared to a credit (negative expense) of $981,000 for the six months ended June 30, 2021. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses in the 2021 three and six month periods presented.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, March 31, 2021	$957	$4,814	$457	$510	$956	$322	$8,016
Provision (benefit) charged to expense	(197)	158	(40)	(156)	(135)	63	(307)
Balance, June 30, 2021	$760	$4,972	$417	$354	$821	$385	$7,709

Allowance for unfunded commitments
Balance, March 31, 2022	$1,199	$4,700	$423	$1,069	$1,618	$427	$9,436
Provision (credit) charged to expense	(61)	2,719	78	(374)	(212)	73	2,223
Balance, June 30, 2022	$1,138	$7,419	$501	$695	$1,406	$500	$11,659

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690
Provision (benefit) charged to expense	(157)	(255)	63	(556)	(114)	38	(981)
Balance, June 30, 2021	$760	$4,972	$417	$354	$821	$385	$7,709

Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	451	1,716	134	(213)	(176)	118	2,030
Balance, June 30, 2022	$1,138	$7,419	$501	$695	$1,406	$500	$11,659

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2022		December 31, 2021
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	468	—	468	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,746	15	1,980	18
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	2,021	116	2,217	397
Other residential	—	—	—	—
Commercial business	—	—	—	—
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	160	80	160	80
Home equity lines of credit	140	—	377	—

Total	$4,535	$211	$5,202	$495

TDRs by class are presented below as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$11	—	$—	1	$11
One- to four-family residential	11	899	6	589	17	1,488
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,821	2	1,821
Commercial business	—	—	—	—	—	—
Consumer	15	242	9	43	24	285
	27	$1,152	17	$2,453	44	$3,605

	December 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$15	—	$—	1	$15
One- to four-family residential	10	579	12	1,059	22	1,638
Other residential	—	—	—	—	—	—
Commercial real estate	1	85	1	1,726	2	1,811
Commercial business	—	—	—	—	—	—
Consumer	26	323	13	64	39	387
	38	$1,002	26	$2,849	64	$3,851

The following tables present newly restructured loans, which were considered TDRs, during the three and six months ended June 30, 2022 and 2021, respectively, by type of modification:

Three Months Ended June 30, 2022
Total
	Interest Only	Term	Combination	Modification

(In Thousands)
Commercial real estate	$—	$—	$—	$—
Consumer	—	—	—	—
	$—	$—	$—	$—

	Three Months Ended June 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
One- to four-family residential	$—	$157	$—	$157
Consumer	—	79	—	79
	$—	$236	$—	$236

	Six Months Ended June 30, 2022
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial real estate	$—	$—	$247	$247
Consumer	—	4	3	7
	$—	$4	$250	$254

	Six Months Ended June 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial Real Estate	$1,768	$—	$—	$1,768
One- to four-family residential	—	157	—	157
Consumer	—	100	—	100
	$1,768	$257	$—	$2,025

At June 30, 2022, of the $3.6 million in TDRs, $2.8 million were classified as substandard using the Company’s internal grading system, which is described below. The Company had one TDR that was modified in the previous 12 months and subsequently defaulted during the three months ended June 30, 2022.

At December 31, 2021, of the $3.9 million in TDRs, $2.9 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2021.

During the three and six months ended June 30, 2022, $290,000 and $511,000 of loans, respectively, met the criteria for placement back on accrual status. During the three and six months ended June 30, 2021, $310,000 and $337,000 of loans, respectively, met the criteria for placement back on accrual status. The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms.

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

The following tables present a summary of loans by risk category separated by origination and loan class as of June 30, 2022.

	Term Loans by Origination Year
							Revolving
	2022 YTD	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$8,603	$11,816	$3,477	$675	$—	$—	$11	$24,582
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	8,603	11,816	3,477	675	—	—	11	24,582

Subdivision construction
Satisfactory (1-4)	2,658	23,518	871	207	143	901	—	28,298
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	11	—	11
Total	2,658	23,518	871	207	143	912	—	28,309

Construction and land development
Satisfactory (1-4)	13,041	6,578	8,614	8,336	780	5,546	588	43,483
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	468	468
Total	13,041	6,578	8,614	8,336	780	5,546	1,056	43,951

Other construction
Satisfactory (1-4)	32,878	244,211	157,869	18,225	—	—	—	453,183
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	32,878	244,211	157,869	18,225	—	—	—	453,183

One- to four-family residential
Satisfactory (1-4)	227,799	228,513	138,024	77,961	42,544	113,750	923	829,514
Watch (5)	—	—	—	—	90	1,065	63	1,218
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	127	—	2,908	92	3,127
Total	227,799	228,513	138,024	78,088	42,634	117,723	1,078	833,859

Other residential
Satisfactory (1-4)	41,509	124,652	266,168	189,100	135,061	135,420	22,718	914,628
Watch (5)	—	—	—	—	—	3,381	—	3,381
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	41,509	124,652	266,168	189,100	135,061	138,801	22,718	918,009

Commercial real estate
Satisfactory (1-4)	197,954	163,891	113,057	215,620	206,914	675,346	33,079	1,605,861
Watch (5)	—	—	—	—	—	15,221	—	15,221
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	2,033	—	2,033
Total	197,954	163,891	113,057	215,620	206,914	692,600	33,079	1,623,115

Commercial business
Satisfactory (1-4)	19,687	64,796	38,024	16,262	10,177	71,143	88,255	308,344
Watch (5)	—	—	—	—	—	62	—	62
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	19,687	64,796	38,024	16,262	10,177	71,205	88,255	308,406

Consumer
Satisfactory (1-4)	14,109	14,699	7,894	4,490	5,558	20,856	130,951	198,557
Watch (5)	—	—	—	—	18	165	27	210
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	2	3	—	5	275	448	733
Total	14,109	14,701	7,897	4,490	5,581	21,296	131,426	199,500

Combined
Satisfactory (1-4)	558,238	882,674	733,998	530,876	401,177	1,022,962	276,525	4,406,450
Watch (5)	—	—	—	—	108	19,894	90	20,092
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	2	3	127	5	5,227	1,008	6,372
Total	$558,238	$882,676	$734,001	$531,003	$401,290	$1,048,083	$277,623	$4,432,914

The following tables present a summary of loans by risk category separated by origination and loan class as of December 31, 2021. The remaining accretable discount of $429,000 has not been included in this table.

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at June 30, 2022 and December 31, 2021.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
June 30, 2022
Gross loans receivable	$3,000	$4,612	$8,643	$29,039	$18,407
Balance of accretable discount due to change in expected losses	—	—	—	—	—
Net carrying value of loans receivable	$3,000	$4,612	$8,643	$29,039	$18,407

December 31, 2021
Gross loans receivable	$3,613	$5,304	$9,405	$32,645	$23,632
Balance of accretable discount due to change in expected losses	(65)	(19)	(63)	(58)	(224)
Net carrying value of loans receivable	$3,548	$5,285	$9,342	$32,587	$23,408

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2022	2021

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	315
Commercial construction	—	—
One- to four-family residential	—	183
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	44	90

Foreclosed assets held for sale and repossessions	44	588

Other real estate owned not acquired through foreclosure	285	1,499

Other real estate owned and repossessions	$329	$2,087

At June 30, 2022, other real estate owned not acquired through foreclosure included three properties, all of which were branch locations that were closed and held for sale. One additional property was sold during the three months ended June 30, 2022. At December 31, 2021, other real estate owned not acquired through foreclosure included four properties, all of which were branch locations that were closed and held for sale.

At June 30, 2022, residential mortgage loans totaling $118,000 were in the process of foreclosure. At December 31, 2021, residential mortgage loans totaling $125,000 were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	June 30,
	2022	2021

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(137)	$(123)
Valuation write-downs	8	2
Operating expenses, net of rental income	194	223
	$65	$102

	Six Months Ended
	June 30,
	2022	2021

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(143)	$(169)
Valuation write-downs	23	83
Operating expenses, net of rental income	348	456
	$228	$370

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	June 30,	December 31,
	2022	2021

	(In Thousands)
Land	$39,565	$39,440
Buildings and improvements	102,600	101,207
Furniture, fixtures and equipment	61,879	57,982
Operating leases right of use asset	7,267	7,715
	211,311	206,344
Less: accumulated depreciation	75,164	73,611
	$136,147	$132,733

Leases. The Company adopted ASU 2016 02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of June 30, 2022, the lease right of use asset value was $7.3 million and the corresponding lease liability was $7.5 million. As of December 31, 2021, the lease right of use asset value was $7.7 million and the corresponding lease liability was $7.9 million. At June 30, 2022, expected lease terms ranged from 0.8 years to 16.4 years with a weighted-average lease term of 8.9 years. The weighted-average discount rate at June 30, 2022 was 3.45%.

For the three months ended June 30, 2022 and 2021, lease expense was $389,000 and $394,000, respectively. For the six months ended June 30, 2022 and 2021, lease expense was $758,000 and $768,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended June 30, 2022 and 2021 was $80,000 and $86,000, respectively. The total lease expense related to ATMs for the six months ended June 30, 2022 and 2021 was $149,000 and $151,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended June 30, 2022 and 2021, income recognized from these lease agreements was $298,000 and $290,000, respectively, and was included in occupancy and equipment expense. In the six months ended June 30, 2022 and 2021, income recognized from these lease agreements was $594,000 and $580,000, respectively, and was included in occupancy and equipment expense.

	June 30, 2022	December 31, 2021

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,267	$7,716
Operating leases liability	$7,454	$7,886

	For the Three Months Ended
	June 30, 2022	June 30, 2021

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$389	$394

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$381	$382
Right of use assets obtained in exchange for lease obligations:
Operating leases	—	74

	For the Six Months Ended
	June 30, 2022	June 30, 2021

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$758	$768

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$741	$743
Right of use assets obtained in exchange for lease obligations:
Operating leases	—	74

At June 30, 2022, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2022	$562
2023	1,094
2024	1,013
2025	990
2026	923
2027	885
Thereafter	3,179

Future lease payments expected	8,646

Less: interest portion of lease payments	(1,192)

Lease liability	$7,454

NOTE 10: DEPOSITS

	June 30,	December 31,
	2022	2021

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$651,470	$825,217
1.00% - 1.99%	293,717	73,563
2.00% - 2.99%	65,342	55,509
3.00% and above	4,802	6,780
Total time deposits (weighted average rate 0.82% and 0.60%)	1,015,331	961,069
Non-interest-bearing demand deposits	1,150,719	1,209,822
Interest-bearing demand and savings deposits (weighted average rate 0.14% and 0.12%)	2,350,155	2,381,210
Total Deposits	$4,516,205	$4,552,101

At June 30, 2022 and December 31, 2021, total time deposits included $273.5 million and $67.4 million, respectively, of brokered deposits. Total time deposits also included $100.4 million and $203.8 million of national time deposits initiated through internet channels.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2022 and December 31, 2021, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances). There were overnight funds borrowed from the Federal Home Loan Bank of Des Moines as of June 30, 2022, which are included below in Note 12. There were no overnight funds borrowed from the Federal Home Loan Bank of Des Moines as of December 31, 2021.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30,	December 31,
	2022	2021

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,119	$1,449
Other interest-bearing liabilities	770	390
Securities sold under reverse repurchase agreements	145,838	137,116
Overnight borrowings from the Federal Home Loan Bank	170,000	—
	$317,727	$138,955

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

At June 30, 2022 and December 31, 2021, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.

	June 30, 2022	December 31, 2021
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$145,838	$137,116

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

Amortization of the debt issuance costs during the three months ended June 30, 2022 and 2021 of both subordinated notes offerings totaled $75,000 and $183,000, respectively. Amortization of the debt issuance costs during the six months ended June 30, 2022 and 2021 of both subordinated notes offerings totaled $149,000 and $366,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.96% on the 2020 issuance.

At June 30, 2022 and December 31, 2021, subordinated notes are summarized as follows:

	June 30, 2022	December 31, 2021

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	867	1,016
	$74,133	$73,984

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2022	2021
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.4)	(0.3)
Tax credits	(1.6)	(1.5)
State taxes	1.9	1.9
Other	(0.4)	(0.3)
	20.5%	20.8%

	Six Months Ended June 30,
	2022	2021
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.4)	(0.3)
Tax credits	(1.7)	(1.7)
State taxes	1.7	1.6
Other	(0.1)	0.3
	20.5%	20.9%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2017 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission (MAHC), which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company has engaged legal and tax advisors and continues to believe it will ultimately prevail on the issue; however, if the Company does not prevail, the tax obligation to the State of Missouri could be up to a total of $4.0 million for these tax years and additional amounts could be levied for certain subsequent tax years. The MAHC has received documents from each party but no hearings have occurred to date.

The State of Illinois Department of Revenue recently completed a tax examination of the Company’s Illinois Business Income Tax for the 2018 and 2019 tax years. While we have not received the final report of examination at this time, we have not been made aware of any proposed material changes to the returns.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2022 and December 31, 2021:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2022
Available-for-sale securities
Agency mortgage-backed securities	$312,194	$—	$312,194	$—
Agency collateralized mortgage obligations	75,274	—	75,274	—
States and political subdivisions securities	65,362	—	65,362	—
Small Business Administration securities	66,642	—	66,642	—
Interest rate derivative asset	7,927	—	7,927	—
Interest rate derivative liability	(7,709)	—	(7,709)	—

December 31, 2021
Available-for-sale securities
Agency mortgage-backed securities	$229,441	$—	$229,441	$—
Agency collateralized mortgage obligations	204,277	—	204,277	—
States and political subdivisions securities	40,015	—	40,015	—
Small Business Administration securities	27,299	—	27,299	—
Interest rate derivative asset	2,816	—	2,816	—
Interest rate derivative liability	(2,895)	—	(2,895)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2022 and December 31, 2021 as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six-month period ended June 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR/SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at June 30, 2022 or December 31, 2021.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2022
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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At June 30, 2022 and December 31, 2021, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2022 or the year ended December 31, 2021, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2022 or the year ended December 31, 2021, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Held-to-Maturity Securities. Fair values for held-to-maturity securities are estimated based on quoted market prices of similar securities. For these securities, the Company obtains fair value measurements from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR/SOFR yield curve, credit spreads and prices from market makers and live trading systems. These securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.

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

	June 30, 2022			December 31, 2021
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$195,708	$195,708	1	$717,267	$717,267	1
Held-to-maturity securities	215,354	199,253	2	—	—	2
Mortgage loans held for sale	2,782	2,782	2	8,735	8,735	2
Loans, net of allowance for credit losses	4,361,559	4,319,402	3	4,007,500	4,001,362	3
Interest receivable	13,558	13,558	3	10,705	10,705	3
Investment in FHLBank stock and other assets	13,364	13,364	3	6,655	6,655	3

Financial liabilities
Deposits	4,516,205	4,505,019	3	4,552,101	4,552,202	3
Short-term borrowings	317,727	317,727	3	138,955	138,955	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,133	75,375	2	73,984	81,000	2
Interest payable	791	791	3	646	646	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	36	36	3	50	50	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. Six of the seven acquired loans with interest rate swaps have paid off. The aggregate notional amount of the remaining Valley swaps was $459,000 and $482,000 at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, excluding the Valley Bank swaps, the Company had nine interest rate swaps and one interest rate cap totaling $100.3 million in notional amount with commercial customers, and nine interest rate swaps and one interest rate cap with the same aggregate notional amount with third parties related to its program. In addition, the Company has four participation loans purchased totaling $27.0 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2021, excluding the Valley Bank swaps, the Company had 11 interest rate swaps and one interest rate cap totaling $93.9 million in notional amount with commercial customers, and 11 interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. During the three months ended June 30, 2022, the Company recognized net gains of $145,000, compared to net loss of $179,000 during the three months ended June 30, 2021, in non-interest income related to changes in the fair value of these swaps. During the six months ended June 30, 2022, the Company recognized net gains of $297,000, compared to net gains of $295,000 during the six months ended June 30, 2021, in non-interest income related to changes in the fair value of these swaps.

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

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The floating rate of interest was 1.120% as of June 30, 2022. The Company will receive net interest settlements, which will be recorded as loan interest income, to the extent that the fixed rate of interest exceeds one-month USD-LIBOR. If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. On July 1, 2022, the floating rate of interest reset to 1.78671%.

The Company recorded loan interest income of $2.0 million on the terminated interest rate swap during each of the three months ended June 30, 2022 and 2021. The Company recorded loan interest income of $4.0 million on this interest rate swap during each of the six months ended June 30, 2022 and 2021, respectively. The Company recorded loan interest income of $668,000 and $1.0 million, respectively, on the active interest rate swap during the three and six months ended June 30, 2022.The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and six months ended June 30, 2022 and 2021, the Company recognized no non-interest income related to changes in the fair value of these derivatives. The Company currently expects to have an amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In July 2022, the Company entered into agreements for two additional interest rate swaps. See Note 17 of these Notes to Consolidated Financial Statements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2022	2021

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swap	Accrued expenses and other liabilities	$7,349	$—

Total derivates designated as hedging instruments		$7,349	$—

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$7,927	$2,816

Total derivatives not designated as hedging instruments		$7,927	$2,816

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$7,709	$2,895

Total derivatives not designated as hedging instruments		$7,709	$2,895

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2022	2021

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,564)	$(1,564)
Active interest rate swap, net of income taxes	(2,589)	—
	$(4,153)	$(1,564)

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2022	2021

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(3,111)	$(3,110)
Active interest rate swap, net of income taxes	(5,672)	—
	$(8,783)	$(3,110)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended June 30,
Cash Flow Hedges	2022		2021
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$52,698	$—	$50,452	$—
Total Interest Expense	—	3,867	—	5,768
	$52,698	$3,867	$50,452	$5,768

Terminated interest rate swap	$2,025	$—	$2,025	$—
Active interest rate swap	668	—	—	—
	$2,693	$—	$2,025	$—

	Six Months Ended June 30,
Cash Flow Hedges	2022		2021
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$99,372	$—	$101,085	$—
Total Interest Expense	—	7,275	—	12,312
	$99,372	$7,275	$101,085	$12,312

Terminated interest rate swap	$4,028	$—	$4,028	$—
Active interest rate swap	1,038	—	—	—
	$5,066	$—	$4,028	$—

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

At June 30, 2022, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and an active interest rate swap to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $712,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At June 30, 2022, the Company had received cash collateral from one derivative counterparty of $770,000 to cover its fair value position with us. At June 30, 2022, the Company did not have any activity with its derivative counterparties that met the level at which the Company’s minimum collateral posting thresholds take effect (requiring collateral to be given by the Company).

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

If the Company had breached any of these provisions at June 30, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

NOTE 17: SUBSEQUENT EVENT – INTEREST RATE SWAPS

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

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

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, and labor shortages might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates and the effects of inflation, a potential recession or slower economic growth caused by changes in energy prices or supply chain disruptions; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (v) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company’s business; (xi) changes in accounting policies and practices or accounting standards; (xii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR and potential replacement indexes; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2022, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2022, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market from Fifth Third Bank. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

In April 2022, the Company, through its subsidiary Great Southern Bank, entered into a naming rights agreement with Missouri State University related to the main arena on the university’s campus in Springfield, Missouri. The terms of the agreement provide the naming rights to Great Southern Bank for a total cost of $5.5 million, to be paid over a period of seven years. The Company expects to amortize the intangible asset through non-interest expense over a period not to exceed 15 years.

At June 30, 2022, the amortizable intangible assets included core deposit intangibles of $369,000 and the arena naming rights of $5.5 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of June 30, 2022. While management believes no impairment existed at June 30, 2022, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2022	2021

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	369	685

Arena Naming Rights (April 2022)	5,481	—
	$11,246	$6,081

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020. While U.S. economic trends have rebounded since the onset of the pandemic, new COVID variants have emerged and the severity and extent of the coronavirus on the global, national and regional economies is still uncertain. Any long-term impact on the performance of the financial sector remains indeterminable.

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

Total fiscal support to the economy throughout the pandemic, including the CARES Act passed into law in March 2020, the American Rescue Plan of March 2021, and several smaller fiscal packages, totals well over $5 trillion. The amount of this support was equal to almost 25% of pre-pandemic 2019 GDP, approximately three times that provided during the global financial crisis of 2007-2008.

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022.

While initiatives by the Federal Reserve and Congress significantly improved consumer spending, GDP, and employment, economic momentum began to level off in first quarter of 2022 with a slowdown in inventory growth and a decline in net exports. A 1.4% annualized decline was recorded in the first quarter of 2022, the first pullback since the pandemic-related fall of 31.2% in the second quarter of 2020. Consumer spending was supported by stimulus payments that were sent to households during the pandemic, but has been slowing in 2022. With demand now cooling, expectations of economic growth in the second quarter of 2022 have been lower, resulting in most analysts also downgrading their overall annual growth estimates.

Prompting the Fed to take a more aggressive policy stance in 2022 is the surge in inflation to a 40-year high, fueled in part by Russia’s invasion of Ukraine and causing oil and other commodity prices to spike. It has also fanned already uncomfortably high inflation expectations. Adding to the pressure to act more quickly is the strong economy, the rapid growth in jobs, and the decline in unemployment. As of June 30, 2022, the economy was on track to return to full employment in the next few months with unemployment in the low threes. In response to rising prices, the Federal Reserve is engaging in an aggressive tightening monetary program, raising the federal funds rate by 225 basis points thus far in 2022.

Fears of a coming recession are mushrooming, as the Federal Reserve raises interest rates to rein in inflation that is spiraling higher at decades-long record rates. As a result, consumer sentiment has plunged and threatens to derail consumer spending, which supports roughly two-thirds of the economy.

Global oil prices have at times traded over $100 per barrel following the European Union’s decision to sanction Russian oil. More than half of Russia’s pre-invasion oil exports have now been sanctioned.

Persistent shortages of materials and labor and snags in supply chains have caused prices to vault higher for months. Inflation as measured by the consumer price index (CPI) rose by 1.3% in June 2022 over the prior month, an acceleration of May’s monthly pace of 1%. The increase was largely driven by higher prices of gasoline, shelter, and food as the war in Ukraine rages on, disrupting both Ukrainian and Russian commodity exports.

The Fed has indicated it will also continue to allow the assets on its balance sheet, including $9 trillion in Treasury and mortgage-backed securities, to mature and prepay. An average of nearly $100 billion in securities are expected to run off monthly, although there is an increasing likelihood the Fed may begin to actively sell its mortgage-backed securities.

Ten-year Treasury yields are close to 3%, as global bond investors digest the implications of the weakening economy, contined labor shortages and supply chain disruptions, high inflation, and the Fed’s aggressive monetary actions. Ten-year yields are expected to rise to near 3.5% by year-end 2022 and reach their estimated long-run equilibrium of 4% by mid-decade. This is consistent with expected nominal potential GDP growth.

However, fiscal policy is turning quickly contractionary as the pandemic support winds down. Total support in 2021 was nearly $1.9 trillion, and it is projected to decline to $800 billion this year. The $550 billion, 10-year public infrastructure package that passed into law last fall is not expected to have a material impact on the thrust of fiscal policy this year, although it is expected to modestly support growth from 2023 to 2025.

The federal government posted a deficit of $2.8 trillion in fiscal 2021 and is on track to post a deficit of $1.2 trillion in fiscal 2022. The publicly traded debt-to-GDP ratio has surged to near 100%. Lawmakers were appropriately not focused on deficits during early stages of the pandemic given the need to respond to the crisis, but addressing the nation’s fragile fiscal situation remains critical.

Employment

The national unemployment rate in June 2022 remained steady for the fourth month in a row at 3.6%. The number of unemployed individuals remained essentially unchanged at 5.9 million, recovering close to pre-pandemic levels as of February 2020, at which time the unemployment rate was 3.5% and unemployed persons numbered 5.7 million. The U.S. economy added 372,000 jobs in June 2022 with overall job growth averaging 375,000 per month in the second quarter of 2022. While the average job growth is lower than the first quarter 2022 average of 539,000, decelerating job growth is a sign of a stabilizing labor market recovering from a deep recession and quick turnaround in growth.

At June 30, 2022, private sector non-farm employment had fully recovered the jobs lost in 2020 due to the coronavirus pandemic. This milestone happened years earlier than in prior recoveries. Sectors with the fastest recoveries occurred in industrial production sectors and consumer spending on goods, particularly e-commerce. By contrast, sectors that became higher risk during the pandemic due to their in-person work requirements and potentially lower wages, have not fully recovered. The Labor Department reports unemployment claims are at a five month high. Job cuts in technology and housing have occurred in recent months due to concerns of a recession as the Federal Reserve aggressively tightens monetary policy to quell inflation.

As of June 2022, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained little changed at 62.2%. The unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 5.5% in June 2021 to 3.7% in June 2022. Unemployment rates for June 2022 in the states where the Company has a branch or loan production offices were Arizona at 3.3%, Arkansas at 3.2%, Colorado at 3.5%, Georgia at 3.0%, Illinois at 4.5%, Iowa at 2.9%, Kansas at 2.4%, Minnesota at 2.1%, Missouri at 3.2%, Nebraska at 1.9%, North Carolina at 3.4%, Oklahoma at 2.7%, and Texas at 4.2%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 3.6% for March 2022.

Single Family Housing

Sales of new single-family houses in June 2022 were at a seasonally adjusted annual rate of 590,000, according to the U.S. Census Bureau and Department of Housing and Urban Development estimates. This is 8.1% below the May 2022 rate of 642,000 and 17.4% below the June 2021 estimate of 714,000. Single-family housing starts in June 2022 were at a rate of 982,000 which is a 2% drop from May 2022 and 6.3 % below the June 2021 rate of 1,664,000.

The median sales price of new houses sold in June 2022 was $402,400, up from $374,700 in June 2021. The average sales price in June 2022 of $456,800 was up from $431,900 in June 2021. The inventory of new homes for sale, at an estimated 444,000 at the end of May 2022, would support 9.3 months of sales at the current sales rate, up from 5.8 months’ supply at the end of June 2021.

Existing-home sales in June 2022 declined for the fifth straight month to a seasonally adjusted annual rate of 5.12 million. Sales were down 5.4% from May 2022 and 14.2% from June 2021. The median existing-home sales price climbed 13.4% from $366,900 as of June 2021 to $416,000 as of June 2022, a record high. The inventory of unsold existing homes rose to 1.26 million by the end of June 2022 an increase of 9.6% from May 2022 and a 2.4% rise from the previous year (1.23 million). Unsold inventory in June 2022 sat at 3.0 months at the current monthly sales pace, up from 2.6 months in May 2022 and 2.5 months in June 2021.

U.S. existing-home sales fell 14.2% from 5.97 million in June 2021 to 5.12 million in June 2022. Existing-home sales in the Midwest slid 1.6% from 1,250,000 in May 2022 to 1,230,000 in June 2022, and dropping 9.6% from June 2021 sales of 1,360,000 .

The U.S. median existing-home price for all housing types in June 2022 was $416,000, up 13.4% from $366,900 in June 2021, as prices increased in all regions. This marked 124 consecutive months of year-over-year increases, the longest-running streak on record. The Midwest recorded an increase in sales prices of 10.2%, with median prices increasing from $278,600 in June 2021 to $306,900 in June 2022. Nationally, properties typically remained on the market for 14 days in June 2022, down from 16 days in May 2022 and 17 days in June 2021. Eighty-eight percent of homes sold in June 2022 were on the market for less than a month. All-cash sales represented 25% of transactions in June 2022, the same percentage as in May 2022 and up from 23% in June 2021.

The housing market is beginning to feel the impact of sharply rising mortgage rates and higher inflation on housing affordability. If consumer price inflation continues to rise, mortgage rates can be expected to move higher. Additionally, while home prices have consistently increased as supply was tight, demand was high and interest rates were low, prices may decline as available inventory increases due to lower demand.

First-time buyers accounted for 30% of sales in June 2022, up from 27% of sales in May 2022 and down from 31% in June 2021.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 5.52% in June 2022, up from 5.23% in May 2022. The average commitment rate for all of 2021 was 2.96%,

Other Residential (Multi-Family) Housing and Commercial Real Estate

There has been unprecedented demand for apartments, with the vacancy rate hitting historic lows at the end of 2021 and continuing into 2022. Absorption of units, however, did not keep pace with a mildly diminished demand resulting in a slight uptick in the national multi-family vacancy rate of 20 basis points to 5.1% in June 2022. The tempering of demand in 2022 can be attributed to rising inflation cutting into potential renter household budgets and additional uncertainties created by COVID variants and the war in Ukraine. The overall tight housing market in both single-family and rental apartment units continues to keep rents well above the historical average. Rents nationally rose 11% in 2021, with the nation absorbing 714,000 units in 2021, twice the annual average of the past five years. With demand and rent growth indicators surging, investors have continued to show high interest for apartment assets, creating a highly competitive acquisition environment. Upward pressure on the 10-year Treasury rate caused concern that the average national cap rate would rise during the 2nd quarter of 2022; however, cap rates held steady as spreads compressed.

Our market areas reflected the following apartment vacancy levels as of June 2022: Springfield, Missouri at 3.1%, St. Louis at 7.7%, Kansas City at 6.4%, Minneapolis at 5.9%, Tulsa, Oklahoma at 6.2%, Dallas-Fort Worth at 6.3%, Chicago at 4.9%, Atlanta at 7.1%, Phoenix at 7.7%, Denver at 6.1% and Charlotte, North Carolina at 6.8%. Five of our market areas, Atlanta, Dallas-Fort Worth, Denver, Minneapolis, and Phoenix, were in the top ten metropolitan areas for current construction and 12 month deliveries to market.

After three consecutive quarters in positive territory, office demand weakened again in the second quarter of 2022. On an annual basis, absorption remains positive nationally in about half of all major markets. Even while demand is expected to improve in coming quarters, leasing volume will remain below pre-pandemic norms, making it difficult to offset the level of new supply and the record amount of sublet space on the market. Office space utilization is still just a fraction of pre-pandemic levels, and improvement has stalled in recent months. While many firms are returning to the office, most are committed to flexibility and hybrid workplace schedules are likely here to stay. It will take some time for office-using tenants to assess space needs in this new environment, and even longer for the full impact on office space demand to be realized. In the meantime, upward pressure in national office vacancy rates can be expected in the near term.

Rent growth as of June 30, 2022 was positive on a year-over year basis in most major markets. Many office owners in the remaining market areas will continue to find it difficult to increase rents until leasing activity returns to pre-pandemic levels for an extended period of time.

As of June 30, 2022, national office vacancy rates remained about the same at 12.4% compared to March 31, 2022, while our market areas reflected the following vacancy levels at June 30, 2022: Springfield, Missouri at 3.4%, St. Louis at 9.5%, Kansas City at 9.6%, Minneapolis at 10.5%, Tulsa, Oklahoma at 11.9%, Dallas-Fort Worth at 17.7%, Chicago at 15.2%, Atlanta at 13.6%, Denver at 14.5%, Phoenix at 14.5% and Charlotte, North Carolina at 11.6%.

The retail sector continued its positive momentum in the first half of 2022, as consumers drove continued improvement in the sector. Retail sales have accelerated briskly since mid-2021 due to the significant increase in consumers’ disposable income resulting from pandemic-related government transfers and strong wage growth. With additional funds at their disposal, American consumers pushed brick and mortar retail sales to record levels in 2021. With sales sitting at record highs, some retailers have selectively turned back to expansion mode. While demand for retail space is on the rise, construction activity continues to fall. Over the past year, 46 million square feet of retail space was delivered with over 75% pre-leased prior to delivery. Most recent construction activity has consisted of single-tenant build-to-suits or smaller ground floor spaces in mixed-use developments. Due to growing demand and minimal new supply, vacancy rates declined across most retail segments in the second quarter of 2022. Rents increased at their fastest clip, 4.2%, in over a decade during the period from June 30, 2021 to June 30, 2022. Retail rent growth is forecast to accelerate over the coming quarters due to the combination of a strong retail sales environment and continued rising demand for space. Inflation expectations will weigh on the real rate of rental growth though, likely keeping it in line with or slightly below the average growth rate seen during the five years preceding the pandemic.

During the second quarter of 2022, national retail vacancy rates moved slightly higher to 4.4% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.0%, St. Louis at 5.9%, Kansas City at 4.6%, Minneapolis at 3.2%, Tulsa, Oklahoma at 3.1%, Dallas-Fort Worth at 4.8%, Chicago at 5.8%, Atlanta at 4.0%, Phoenix at 5.8%, Denver at 4.6%, and Charlotte, North Carolina at 3.4%.

The U.S. has been in the midst of a historic boom in household spending on retail goods (both online and in store), all of which need to be stored in logistics properties across the country before reaching the end consumer. Even as inflation and interest rates have risen through spring and summer 2022, U.S. industrial leasing has shown no sign of slowing and remained at a record high level of 60% above pre-pandemic levels.

The consumer savings stockpile accumulated during the pandemic and wage growth should help to support consumers if the U.S. enters a recession or inflation continues its upward trajectory. This savings stockpile is one reason why key industrial demand drivers, including consumer goods spending, and U.S. imports have also held up far better in recent months than today’s diminished consumer confidence levels would suggest

U.S. industrial rent growth at 11.9% year over year continues to accelerate as the slowing macro economy has yet to move the retail space market in the tenants’ favor.

The jump in groundbreakings for speculative logistics developments during the latter half of the pandemic, combined with shortages of construction labor and materials, has set the stage for a choppy but protracted period of record-level completions of new industrial facilities in the U.S. during 2022 and 2023.

Meanwhile, the industrial market’s largest tenant, Amazon, is slowing its expansion of its distribution network and signs of weakness are emerging in consumer confidence as well as in the U.S. housing market, all due to rising inflation and interest rates. These are signals that the industrial market’s vacancy rate, at a record low of 4.0% as of second quarter 2022, may increase over the next several quarters. The magnitude of the change is difficult to gauge.

At June 30, 2022, national industrial vacancy rates sat at a record low of 4.0% while our market areas reflected the following vacancy levels: Springfield, Missouri at 1.5%, St. Louis at 2.7%, Kansas City at 4.4%, Minneapolis at 3.1%, Tulsa, Oklahoma at 3.5%, Dallas-Fort Worth at 5.5%, Chicago at 4.5%, Atlanta at 3.4%, Phoenix at 4.2%, Denver at 5.1% and Charlotte, North Carolina at 4.8%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, consumer sentiment, commercial real estate price index and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

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

Impacts to Our Business Going Forward: The magnitude of the impact on the Company of the COVID-19 pandemic continues to evolve and will ultimately depend on the remaining length and severity of the economic downturn brought on by the pandemic. Some positive economic signs have occurred in 2021 and early 2022, such as lower unemployment rates, improving GDP levels and other measures of the economy and increased vaccination rates. However, supply-chain issues continue to negatively impact the economy and inflation has risen to a level significantly above the long-run objectives of the FOMC. Over the previous two years, the COVID-19 pandemic has impacted the Company’s business in one or more of the following ways, among others.

●	Consistently low market interest rates for a significant period of time have had a negative impact on our variable and fixed rate loans, resulting in reduced net interest income. More recently, market interest rates have increased, which has resulted in increased net interest income.
●	Certain fees for deposit and loan products were waived or reduced for a period of time.
●	Non-interest expenses increased as we dealt with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items.
●	Banking center lobbies were closed at various times, and may close again in future periods if the pandemic situation worsens again.
●	Loan modifications occurred in 2020 and 2021.
●	A contraction in economic activity reduced demand for our loans and for our other products and services in 2020 and 2021.

COVID-19 infection rates are relatively low, but beginning to rise again, in our markets and the CDC has relaxed most restrictions that were previously in place. In some cases those restrictions have been replaced with recommendations. Also, states and local municipalities may restrict certain activities from time to time. Our business is currently operating normally, similar to operations prior to the onset of the COVID-19 pandemic. We continue to monitor infection rates and other health and economic indicators to ensure we are prepared to respond to future challenges, should they arise.

Paycheck Protection Program Loans

Great Southern actively participated in the PPP through the SBA. In total, we originated approximately 3,250 PPP loans, totaling approximately $179 million. SBA forgiveness was approved and processed, and full repayment proceeds were received by us, for virtually all of these PPP loans during 2021 and early 2022.

Great Southern received fees from the SBA for originating PPP loans based on the amount of each loan. At June 30, 2022, remaining net deferred fees related to PPP loans totaled $35,000, and we expect these remaining net deferred fees will accrete to interest income during the third quarter of 2022. The fees, net of origination costs, are deferred in accordance with standard accounting practices and accreted to interest income on loans over the contractual life of each loan. In the three months ended June 30, 2022 and 2021, Great Southern recorded approximately $54,000 and $1.1 million, respectively, of net deferred fees in interest income on PPP loans. In the six months ended June 30, 2022 and 2021, Great Southern recorded approximately $469,000 and $2.3 million, respectively, of net deferred fees in interest income on PPP loans.

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

Great Southern’s total assets increased $102.1 million, or 1.9%, from $5.45 billion at December 31, 2021, to $5.55 billion at June 30, 2022. Details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2022 and December 31, 2021” section of this Quarterly Report on Form 10-Q.

Loans. Net outstanding loans increased $354.1 million, or 8.8%, from $4.01 billion at December 31, 2021, to $4.36 billion at June 30, 2022. The increase was primarily in other residential (multi-family) loans, commercial real estate loans and one- to four family residential loans. These increases were partially offset by a decrease in construction loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family), commercial real estate and one- to four family residential real estate, and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Phoenix and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At June 30, 2022 and December 31, 2021, 0.2% and 0.3%, respectively, of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination. At both June 30, 2022 and December 31, 2021, an estimated 0.2% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2022, TDRs totaled $3.6 million, or 0.1% of total loans, a decrease of $246,000 from $3.9 million, or 0.1% of total loans, at December 31, 2021. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For TDRs occurring during the six months ended June 30, 2022, none were restructured into multiple new loans. For TDRs occurring during the year ended December 31, 2021, one loan totaling $45,000 was restructured into multiple new loans. For further information on TDRs, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

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

The Company continues its preparation for discontinuation of use of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements used by the Company, but by far the most significant area impacted by LIBOR is related to commercial and residential mortgage loans. After 2021, certain LIBOR rates may no longer be published and it is expected to eventually be discontinued as a reference rate by June 2023. Other interest rates used globally could be discontinued for similar reasons.

The Company has been regularly monitoring its portfolio of loans tied to LIBOR since 2019, with specific groups of loans identified. The Company implemented LIBOR fallback language for all commercial loan transactions near the end of 2018, with such language utilized for all commercial loan originations and renewals/modifications since that time. The Company is monitoring the remaining group of loans that were originated prior to the fourth quarter of 2018, and have not been renewed or modified since that time. At June 30, 2022, this represented approximately 47 commercial loans totaling approximately $122 million; however, only 29 of those loans, totaling $55 million, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $381 million at June 30, 2022), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. The vast majority of the loan portfolio tied to LIBOR now includes LIBOR replacement language that identifies “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is substantially similar to the previous LIBOR-based rate.

Available-for-sale Securities. In the six months ended June 30, 2022, available-for-sale securities increased $18.4 million, or 3.7%, from $501.0 million at December 31, 2021, to $519.5 million at June 30, 2022. This increase was primarily due to the purchase of U.S. Government agency fixed-rate single-family and multi-family mortgage-backed securities and collateralized mortgage obligations. The Company used excess liquid funds and loan repayments to fund this increase in investment securities. The increase was mostly offset by $226.5 million in available-for-sale securities being transferred to held-to-maturity during the period and calls of municipal securities and normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity.

Held-to-maturity Securities. In the six months ended June 30, 2022, as noted above, available-for-sale securities of $226.5 million were transferred to held-to-maturity. This transfer included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities. At June 30, 2022 the balance of held-to-maturity securities was $215.4 million.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2022, total deposit balances decreased $35.9 million, or 0.8%. Compared to December 31, 2021, transaction account balances decreased $90.2 million, or 2.5%, to $3.50 billion at June 30, 2022, while retail certificates of deposit decreased $151.8 million, or 17.0%, to $741.8 million at June 30, 2022. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts, partially offset by increases in various money market accounts and NOW deposit accounts. Interest-bearing transaction account balances were also negatively impacted by one large customer that experienced net outflows of balances, which the Company had been made aware of and anticipated and which had accumulated in 2020 and 2021 during the height of the COVID-19 pandemic. Their deposit balances are returning to pre-COVID-19 levels. Retail time deposits decreased due to a decrease in retail certificates generated through the banking center network and decreases in national time deposits initiated through internet channels. Time deposits initiated through internet channels experienced a planned decrease ($103.4 million in the six months ended June 30, 2022) due to increases in overall liquidity levels in 2021 and to reduce the Company’s cost of funds. Brokered deposits were $273.5 million and $67.4 million at June 30, 2022 and December 31, 2021, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels.

Our deposit balances may fluctuate depending on customer preferences and our relative need for funding. We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty. When loan demand trends upward, we can increase rates paid on deposits to attract more deposits and utilize brokered deposits to obtain additional funding. The level of competition for deposits in our markets is high. It is our goal to gain deposit market share, particularly checking accounts, in our branch footprint. To accomplish this goal, increasing rates to attract deposits may be necessary, which could negatively impact the Company’s net interest margin.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $8.7 million from $137.1 million at December 31, 2021 to $145.8 million at June 30, 2022. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short-term borrowings and other interest-bearing liabilities increased $170.1 million from $1.8 million at December 31, 2021 to $171.9 million at June 30, 2022. At June 30, 2022, $170.0 million of this total was overnight borrowings from the FHLBank, which were utilized to fund growth in outstanding loans.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. In 2022 to date, the FRB increased interest rates on four separate occasions, 0.25% on March 17, 0.50% on May 5, 0.75% on June 16 and 0.75% on July 27. At June 30, 2022, the Federal Funds rate stood at 2.50%. Financial markets are anticipating further increases in interest rates in the remainder of 2022, with up to 1.00% of additional cumulative rate hikes currently anticipated. A substantial portion of Great Southern’s loan portfolio ($1.24 billion at June 30, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2022. Of these loans, $1.23 billion had interest rate floors. Great Southern also has a portfolio of loans ($693 million at June 30, 2022) tied to a “prime rate” of interest that will adjust immediately or within 90 days with changes to the “prime rate” of interest. Of these loans, $596 million had interest rate floors at various rates. At June 30, 2022, nearly all of these LIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. Because the Federal Funds rate is still very low, there may also be a negative impact on the Company’s net interest income due to the Company’s inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.

As of June 30, 2022, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Beginning in March 2022, market interest rates, including LIBOR interest rates and “prime” interest rates, began to increase rapidly. This has resulted in increasing loan yields and expansion of our net interest income and net interest margin in 2022. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2022 and 2021” section of this report.

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

During 2022, the high-performing banking center in Kimberling City, Missouri, will be replaced with a newly constructed building on the same property at 14309 Highway 13. Customers are being served in a temporary building on the property during construction. The new office is expected to open in the fourth quarter of 2022. Including this office, the Company operates three banking centers in the Branson Tri-Lakes area of southwest Missouri.

In the St. Louis market, a banking center in the Clayton area is slated to be consolidated into a nearby banking center at the close of business on August 19, 2022. This lobby-only office, located at 8235 Forsyth Boulevard, will be consolidated into the Brentwood-area office, 2435 S. Brentwood, a short distance away. The commercial lending team currently housed in the Clayton office building will continue to serve customers from this location.

In June 2022, the Company opened a new commercial loan production office (LPO) in Charlotte, North Carolina, which represents the eighth LPO in the Company’s franchise. A local and highly experienced lender was hired to manage this office. The new LPO will provide a variety of commercial lending services, including commercial real estate loans for new and existing properties and commercial construction loans. An LPO in Phoenix, Arizona, was also opened in February 2022.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

During the six months ended June 30, 2022, the Company’s total assets increased by $102.1 million to $5.55 billion. The increase was primarily in loans and investment securities, partially offset by a decrease in cash equivalents.

Cash and cash equivalents were $195.7 million at June 30, 2022, a decrease of $521.6 million, or 72.7%, from $717.3 million at December 31, 2021. Excess funds held at the Federal Reserve Bank at December 31, 2021 were primarily the result of increases in net loan repayments throughout 2021. In 2022, these excess funds were used to fund the purchase of new investment securities and to fund loan originations.

The Company’s available-for-sale securities increased $18.4 million, or 3.7%, compared to December 31, 2021. The increase was primarily related to the purchase of U.S. Government agency fixed-rate single-family or multi-family mortgage-backed securities and collateralized mortgage obligations, partially offset by the transfer of $226.5 million in available-for-sale securities to held-to-maturity during the period and by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The Company used excess funds held at the Federal Reserve Bank and loan repayments to fund this increase in investment securities. The available-for-sale securities portfolio was 9.4% and 9.2% of total assets at June 30, 2022 and December 31, 2021, respectively.

Held-to-maturity securities were $215.4 million at June 30, 2022. During the six months ended June 30, 2022, $226.5 million in available-for-sale securities were transferred to held-to-maturity. This included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. The held-to-maturity securities portfolio was 3.9% of total assets at June 30, 2022.

Net loans increased $354.1 million from December 31, 2021, to $4.36 billion at June 30, 2022. This increase was primarily in other residential (multi-family) loans ($220 million increase), commercial real estate loans ($147 million increase) and one- to four-family residential loans ($152 million increase). These increases were partially offset by a decrease in construction loans ($170 million decrease). Loan origination volume in the six months ended June 30, 2022 was similar to loan origination volume that occurred in 2020 and 2021; however, the pace of loan payoffs prior to maturity has slowed in 2022 due to the increase in market rates of interest.

Total liabilities increased $169.2 million, from $4.83 billion at December 31, 2021 to $5.00 billion at June 30, 2022, primarily due to increases in short-term borrowings from FHLBank and brokered deposits. This was partially offset by a reduction in total deposits, primarily demand deposits and retail time deposits. Time deposits initiated through internet channels experienced a planned decrease due to increases in overall liquidity levels and to reduce the Company’s cost of funds.

Total deposits decreased $35.9 million, or 0.8%, to $4.52 billion at June 30, 2022. Transaction account balances decreased $90.2 million, from $3.59 billion at December 31, 2021 to $3.50 billion at June 30, 2022. Retail certificates of deposit decreased $151.8 million compared to December 31, 2021, to $741.8 million at June 30, 2022. Changes in transaction account balances were primarily due to decreases in IntraFi Network Reciprocal Deposits and non-interest-bearing checking accounts, offset by increases in NOW deposit accounts and money market accounts. Total interest-bearing checking and demand deposit accounts decreased $31.1 million and $59.1 million, respectively. Customer retail time deposits initiated through our banking center network decreased $41.9 million and time deposits initiated through our national internet network decreased $103.4 million. Customer deposits at June 30, 2022 and December 31, 2021 totaling $35.2 million and $41.7 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits increased $206.1 million to $273.5 million at June 30, 2022, compared to $67.4 million at December 31, 2021. Brokered deposits were utilized to fund growth in outstanding loans and to offset reductions in balances in other deposit categories.

Securities sold under reverse repurchase agreements with customers increased $8.7 million from $137.1 million at December 31, 2021 to $145.8 million at June 30, 2022. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities increased $170.1 million from $1.8 million at December 31, 2021 to $171.9 million at June 30, 2022. At June 30, 2022, $170.0 million of this total was overnight borrowings from the FHLBank.

Total stockholders’ equity decreased $67.1 million, from $616.8 million at December 31, 2021 to $549.6 million at June 30, 2022. Accumulated other comprehensive income decreased $46.1 million during the six months ended June 30, 2022, primarily due to decreases in the fair value of available-for-sale investment securities due to increasing market interest rates, and to decreases in the fair value of certain the Company’s cash flow hedges. Stockholders’ equity also decreased due to repurchases of the Company’s common stock totaling $50.4 million and dividends declared on common stock of $9.5 million. The Company recorded net income of $35.2 million for the six months ended June 30, 2022. In addition, stockholders’ equity increased $3.7 million due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2022 and 2021

General

Net income was $18.2 million for the three months ended June 30, 2022 compared to $20.1 million for the three months ended June 30, 2021. This decrease of $1.9 million, or 9.4%, was primarily due to an increase in provision for credit losses on loans and unfunded commitments of $3.5 million, or 270.1%, an increase in non-interest expense of $2.8 million, or 9.3%, and a decrease in non-interest income of $266,000, or 2.8%, partially offset by an increase in net interest income of $4.1 million, or 9.3%, and a decrease in income tax expense of $572,000, or 10.9%.

Net income was $35.2 million for the six months ended June 30, 2022 compared to $39.0 million for the six months ended June 30, 2021. This decrease of $3.8 million, or 9.7%, was primarily due to an increase in non-interest expense of $3.8 million, or 6.2%, an increase in provision for credit losses on loans and unfunded commitments of $3.7 million, or 220.8%, and a decrease in non-interest income of $826,000, or 4.3%, partially offset by an increase in net interest income of $3.3 million, or 3.7%, and a decrease in income tax expense of $1.2 million, or 11.7%.

Total Interest Income

Total interest income increased $2.2 million, or 4.5%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due to a $2.8 million increase in interest income on investment securities and other interest- earning assets, partially offset by a $596,000 decrease in interest income on loans. Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to higher average balances of investment securities and higher average rates of interest on investment securities and other interest-earning assets. Interest income on loans decreased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to lower average loan balances, slightly offset by higher average rates of interest.

Total interest income decreased $1.7 million, or 1.7%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was due to a $5.2 million decrease in interest income on loans, partially offset by a $3.5 million increase in interest income on investment securities and other interest-earning assets. Interest income on loans decreased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to lower average loan balances, combined with lower average rates of interest on loans. Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2022 compared to the same period in 2021, primarily due to higher average balances of investment securities combined with higher average rates of interest on investment securities and other interest-earning assets.

Interest Income – Loans

During the three months ended June 30, 2022 compared to the three months ended June 30, 2021, interest income on loans decreased $639,000 as the result of lower average loan balances, which decreased from $4.38 billion during the three months ended June 30, 2021, to $4.32 billion during the three months ended June 30, 2022. The lower average balances were primarily due to higher loan repayments during the latter half of 2021. Interest income on loans increased $43,000 as a result of slightly higher average interest rates on loans. The average yield on loans increased from 4.33% during the three months ended June 30, 2021, to 4.34% during the three months ended June 30, 2022. This increase was primarily due to the repricing of higher floating rates in 2022 as market interest rates began to increase.

During the six months ended June 30, 2022 compared to the six months ended June 30, 2021, interest income on loans decreased $3.6 million as the result of lower average loan balances, which decreased from $4.39 billion during the six months ended June 30, 2021, to $4.23 billion during the six months ended June 30, 2022. The lower average balances were primarily due to higher loan repayments during the latter half of 2021. Interest income on loans also decreased $1.6 million as a result of lower average interest rates on loans. The average yield on loans decreased from 4.36% during the six months ended June 30, 2021, to 4.29% during the six months ended June 30, 2022. This decrease was primarily due to decreased yields in most loan categories as some loans with higher rates refinanced or repaid as a result of the sale of the financed project.

Additionally, the Company’s interest income on loans included accretion of net deferred fees related to PPP loans originated in 2020 and 2021. The amount of net deferred fees recognized in interest income was $54,000 and $469,000 in the three and six months ended June 30, 2022, respectively, compared to $1.1 million and $2.3 million in the three and six months ended June 30, 2021, respectively.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company received a payment of $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in both the three months ended June 30, 2022 and the three months ended June 30, 2021. The Company recorded interest income related to the interest rate swap of $4.0 million in both the six months ended June 30, 2022 and the six months ended June 30, 2021. The Company currently expects to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income. If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. The Company recorded loan interest income related to this swap transaction of $668,000 and $1.0 million in the three and six months ended June 30, 2022.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $2.8 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Interest income increased $2.1 million as a result of an increase in average balances from $460.0 million during the three months ended June 30, 2021, to $741.4 million during the three months ended June 30, 2022. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years. These purchased securities fit with the Company’s current asset/liability management strategies. Interest income increased $676,000 as a result of higher average interest rates from 2.58% during the three months ended June 30, 2021, to 3.09% during the three month period ended June 30, 2022. During the three months ended June 30, 2022, the Company also recorded interest income of $812,000 received due to the early repayment of one investment security.

Interest income on investments increased $3.4 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Interest income increased $2.8 million as a result of an increase in average balances from $437.5 million during the six months ended June 30, 2021, to $638.3 million during the six months ended June 30, 2022. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years. These purchased securities fit with the Company’s current asset/liability management strategies. In addition, interest income increased $514,000 as a result of higher average interest rates from 2.66% during the six months ended June 30, 2021, to 2.88% during the six month period ended June 30, 2022. As indicated above, during the six months ended June 30, 2022, the Company also recorded interest income of $812,000 received due to the early repayment of one investment security.

Interest income on other interest-earning assets increased $83,000 in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Interest income increased $95,000 as a result of higher average interest rates from 0.10% during the three months ended June 30, 2021, to 0.74% during the three month period ended June 30, 2022. Partially offsetting that increase, interest income decreased $12,000 as a result of a decrease in average balances from $514.7 million during the three months ended June 30, 2021, to $115.5 million during the three months ended June 30, 2022. The increase in the average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased in March, May and June 2022 in conjunction with the increase in the Federal Funds target interest rate.

Interest income on other interest-earning assets increased $174,000 in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Interest income increased $221,000 as a result of higher average interest rates from 0.10% during the six months ended June 30, 2021, to 0.29% during the six month period ended June 30, 2022. Interest income decreased $47,000 as a result of a decrease in average balances from $467.3 million during the six months ended June 30, 2021, to $286.1 million during the six months ended June 30, 2022. The increase in the average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. As noted above, this rate was increased in March, May and June 2022 in conjunction with the increase in the Federal Funds target interest rate.

Total Interest Expense

Total interest expense decreased $1.9 million, or 33.0%, during the three months ended June 30, 2022, when compared with the three months ended June 30, 2021, due to a decrease in interest expense on deposits of $1.1 million, or 31.8%, and a decrease in interest expense on subordinated notes of $1.1 million, or 49.5%, partially offset by an increase in interest expense on short-term borrowings of $236,000 and an increase in interest expense on subordinated debentures issued to capital trusts of $46,000, or 40.7%.

Total interest expense decreased $5.0 million, or 40.9%, during the six months ended June 30, 2022, when compared with the six months ended June 30, 2021, due to a decrease in interest expense on deposits of $3.1 million, or 41.0%, and a decrease in interest expense on subordinated notes of $2.2 million, or 49.6%, partially offset by an increase in interest expense on short-term borrowings of $237,000 and an increase in interest expense on subordinated debentures issued to capital trusts of $51,000, or 22.6%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $241,000 due to average rates of interest that decreased from 0.18% in the three months ended June 30, 2021 to 0.14% in the three months ended June 30, 2022. Interest rates paid on demand deposits were lower in the 2022 period due to significant reductions in the federal funds rate of interest and other market interest rates since 2020. Partially offsetting this decrease, interest expense on demand deposits increased $33,000, due to an increase in average balances from $2.31 billion during the three months ended June 30, 2021 to $2.39 billion during the three months ended June 30, 2022. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on demand deposits decreased $749,000 due to average rates of interest that decreased from 0.20% in the six months ended June 30, 2021 to 0.14% in the six months ended June 30, 2022. Interest rates paid on demand deposits were lower in the 2022 period due to significant reductions in the federal funds rate of interest and other market interest rates since 2020. Partially offsetting this decrease, interest expense on demand deposits increased $124,000, due to an increase in average balances from $2.25 billion during the six months ended June 30, 2021 to $2.38 billion during the six months ended June 30, 2022. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on time deposits decreased $537,000 due to a decrease in average balances of time deposits from $1.21 billion during the three months ended June 30, 2021 to $914.6 million in the three months ended June 30, 2022. Interest expense on time deposits also decreased $354,000 as a result of a decrease in average rates of interest from 0.80% during the three months ended June 30, 2021, to 0.67% during the three months ended June 30, 2022. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases throughout 2021 with rates only beginning to increase minimally during the three months ended June 30, 2022 due to increases in market interest rates. The decrease in average balances of time deposits was a result of decreases in retail customer time deposits obtained through the banking center network and retail customer time deposits obtained through on-line channels. On-line channel deposits were actively reduced by the Company during 2021 and 2022 as other deposit sources increased.

Interest expense on time deposits decreased $1.3 million as a result of a decrease in average rates of interest from 0.87% during the six months ended June 30, 2021, to 0.64% during the six months ended June 30, 2022. Interest expense on time deposits also decreased $1.3 million due to a decrease in average balances of time deposits from $1.26 billion during the six months ended June 30, 2021 to $922.8 million in the six months ended June 30, 2022. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases throughout 2021 with rates only beginning to increase minimally during the six months ended June 30, 2022 due to increases in market interest rates. The decrease in average balances of time deposits was a result of decreases in retail customer time deposits obtained through the banking center network and retail customer time deposits obtained through on-line channels. On-line channel deposits were actively reduced by the Company during 2021 and 2022 as other deposit sources increased.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances were not utilized during the three and six months ended June 30, 2022 and 2021.

Interest expense on repurchase agreements decreased $2,000 during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The average rate of interest was 0.03% for the three months ended June 30, 2022 compared to 0.02% for the three months ended June 30, 2021. The average balance of repurchase agreements decreased $6.4 million from $142.0 million in the three months ended June 30, 2022 to $135.5 million in the three months ended June 30, 2022, which was due to changes in customers’ need for this product, which can fluctuate.

Interest expense on repurchase agreements decreased $1,000 during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The average rate of interest was 0.03% for both the six months ended June 30, 2022 and the six months ended June 30, 2021. The average balance of repurchase agreements decreased $11.3 million from $143.2 million in the six months ended June 30, 2021 to $131.9 million in the six months ended June 30, 2022.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $186,000 during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $71.7 million from $1.6 million in the three months ended June 30, 2021 to $73.3 million in the three months ended June 30, 2022, which is primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $50,000 during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021 due to higher average rates of interest. The average rate of interest was 1.29% for the three months ended June 30, 2022, compared to -0-% for the three months ended June 30, 2021.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $158,000 during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $37.0 million from $1.6 million in the six months ended June 30, 2021 to $38.7 million in the six months ended June 30, 2022, which is primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $79,000 during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 due to higher average rates of interest. The average rate of interest was 1.24% for the six months ended June 30, 2022, compared to -0-% for the six months ended June 30, 2021.

During the three months ended June 30, 2022, compared to the three months ended June 30, 2021, interest expense on subordinated debentures issued to capital trusts increased $46,000 due to higher average interest rates. The average interest rate was 2.47% in the three months ended June 30, 2022 compared to 1.76% in the three months ended June 30, 2021. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 2.89% at June 30, 2022. There was no change in the average balance of the subordinated debentures between the 2021 and 2022 periods.

During the six months ended June 30, 2022, compared to the six months ended June 30, 2021, interest expense on subordinated debentures issued to capital trusts increased $51,000 due to higher average interest rates. The average interest rate was 2.17% in the six months ended June 30, 2022 compared to 1.77% in the six months ended June 30, 2021. There was no change in the average balance of the subordinated debentures between the 2021 and 2022 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. On August 15, 2021, the Company completed the redemption of $75.0 million aggregate principal amount of its 5.25% subordinated notes due August 15, 2026. The notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest. During the three months ended June 30, 2022, compared to the three months ended June 30, 2021, interest expense on subordinated notes decreased $1.1 million due to lower average balances during the three months ended June 30, 2022 resulting from the redemption of the 5.25% subordinated notes due August 15, 2026. The average balance of subordinated notes was $74.1 million in the three months ended June 30, 2022 compared to $148.7 million in the three months ended June 30, 2021. Interest expense on subordinated notes increased $32,000 due to slightly higher weighted average interest rates. The average interest rate was 5.99% in the three months ended June 30, 2022 compared to 5.90% in the three months ended June 30, 2021.

During the six months ended June 30, 2022, compared to the six months ended June 30, 2021, interest expense on subordinated notes decreased $2.2 million due to lower average balances, for the reasons discussed above. The average interest rate increased slightly from 5.95% in the six months ended June 30, 2021 to 6.02% in the six months ended June 30, 2022.

Net Interest Income

Net interest income for the three months ended June 30, 2022 increased $4.1 million to $48.8 million compared to $44.7 million for the three months ended June 30, 2021. Net interest margin was 3.78% in the three months ended June 30, 2022, compared to 3.35% in the three months ended June 30, 2021, an increase of 43 basis points, or 12.8%. The Company experienced increases in interest income on investment securities and decreases in interest expense on deposits and subordinated notes. Interest income on loans decreased as the Company recorded a higher amount of interest income related to net deferred fees on PPP loans in the 2021 period.

Net interest income for the six months ended June 30, 2022 increased $3.3 million to $92.1 million compared to $88.8 million for the six months ended June 30, 2021. Net interest margin was 3.61% in the six months ended June 30, 2022, compared to 3.38% in the six months ended June 30, 2021, an increase of 23 basis points, or 6.8%. The Company experienced increases in interest income on investment securities and decreases in interest expense on deposits and subordinated notes. Interest income on loans decreased as the Company recorded a higher amount of interest income related to net deferred fees on PPP loans in the 2021 period.

The Company’s overall average interest rate spread increased 47 basis points, or 14.8%, from 3.18% during the three months ended June 30, 2021 to 3.65% during the three months ended June 30, 2022. The increase was due to a 30 basis point increase in the weighted average yield on interest-earning assets and a 17 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased one basis point, the yield on investment securities increased 51 basis points and the yield on other interest-earning assets increased 64 basis points. The rate paid on deposits decreased ten basis points, the rate paid on subordinated debentures issued to capital trusts increased 71 basis points, and the rate paid on subordinated notes increased nine basis points. In addition, the Company had outstanding overnight borrowings in the 2022 period, which had an average interest rate increase of 129 basis points.

The Company’s overall average interest rate spread increased 28 basis points, or 8.8%, from 3.20% during the six months ended June 30, 2021 to 3.48% during the six months ended June 30, 2022. The increase was due to a 24 basis point decrease in the weighted average rate paid on interest-bearing liabilities and a four basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans decreased seven basis points, the yield on investment securities increased 22 basis points and the yield on other interest-earning assets increased 19 basis points. The rate paid on deposits decreased 16 basis points, the rate paid on subordinated debentures issued to capital trusts increased 40 basis points, and the rate paid on subordinated notes increased seven basis points. In addition, the Company had outstanding overnight borrowings in the 2022 period, which had an average interest rate increase of 124 basis points.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in economic conditions, such as changes in the national unemployment rate, commercial real estate price index, housing price index, consumer sentiment, gross domestic product (GDP) and construction spending.

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

During the three months ended June 30, 2022, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a negative provision expense of $1.0 million recorded for the three months ended June 30, 2021. During the six months ended June 30, 2022, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a negative provision expense of $700,000 recorded for the six months ended June 30, 2021. The Company considers the current allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2022, based on recent reviews of the Bank’s loan portfolio and current economic conditions. The negative provision for credit losses in the 2021 periods reflected positive trends in asset quality metrics, combined with an improved economic forecast. The positive trends in asset quality metrics continued in the 2022 periods. In the three months ended June 30, 2022 and 2021, the Company experienced net recoveries of $261,000 and net charge offs of $100,000, respectively. In the six months ended June 30, 2022 and 2021, the Company experienced net recoveries of $304,000 and net charge offs of $36,000, respectively. The provision for losses on unfunded commitments for the three months ended June 30, 2022 was $2.2 million compared to a negative provision of $307,000 for the three months ended June 30, 2021. The provision for losses on unfunded commitments for the six months ended June 30, 2022 was $2.0 million compared to a negative provision of $981,000 for the six months ended June 30, 2021. The level and mix of unfunded commitments resulted in an increase in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contribute to the level of provisions and charge-offs.

All FDIC-assisted acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date. Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with primary focus being placed on those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio includes review of financial information, collateral valuations and customer interaction to determine if additional reserves are warranted.

The Bank’s allowance for credit losses as a percentage of total loans was 1.38% and 1.49% at June 30, 2022 and December 31, 2021, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2022, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to continue or deteriorate, or if management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At June 30, 2022, non-performing assets were $4.3 million, a decrease of $1.7 million from $6.0 million at December 31, 2021. Non-performing assets as a percentage of total assets were 0.08% at June 30, 2022, compared to 0.11% at December 31, 2021.

Compared to December 31, 2021, non-performing loans decreased $1.2 million, to $4.2 million at June 30, 2022, and foreclosed and repossessed assets decreased $544,000, to $44,000 at June 30, 2022. Non-performing commercial real estate loans comprised $1.8 million, or 43.4%, of the total non-performing loans at June 30, 2022, a decrease of $174,000 from December 31, 2021. Non-performing one- to four-family residential loans comprised $1.5 million, or 35.6%, of the total non-performing loans at June 30, 2022, a decrease of $714,000 from December 31, 2021. Non-performing construction and land development loans comprised $468,000, or 11.1%, of the total non-performing loans at June 30, 2022, unchanged from December 31, 2021. Non-performing consumer loans comprised $418,000, or 9.9%, of the total non-performing loans at June 30, 2022, a decrease of $315,000 from December 31, 2021.

Non-performing Loans. Activity in the non-performing loans category during the six months ended June 30, 2022 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	468	—	—	—	—	—	—	468
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,216	54	—	(279)	—	(36)	(453)	1,502
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,006	58	—	—	—	—	(232)	1,832
Commercial business	—	—	—	—	—	—	—	—
Consumer	733	74	—	(71)	(9)	(17)	(292)	418
Total non-performing loans	$5,423	$186	$—	$(350)	$(9)	$(53)	$(977)	$4,220

FDIC-assisted acquired loans included above	$1,736	$—	$—	$—	$—	$—	$(574)	$1,162

At June 30, 2022, the non-performing one- to four-family residential category included 30 loans, one of which was added during the six months ended June 30, 2022. The largest relationship in the category totaled $316,000, or 21.0% of the total category. The non-performing commercial real estate category includes three loans, one of which was added during the six months ended June 30, 2022. The largest relationship in the category, which totaled $1.6 million, or 85.4% of the total category, was transferred from potential problem loans during the fourth quarter of 2021, and is collateralized by a mixed-use commercial retail building. The non-performing land development category consisted of one loan added during the first quarter of 2021, which totaled $468,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing consumer category included 23 loans, eight of which were added during the six months ended June 30, 2022.

Potential Problem Loans. Compared to December 31, 2021, potential problem loans increased $172,000, or 8.7%, to $2.2 million at June 30, 2022. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans categories during the six months ended June 30, 2022, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	15	—	—	—	—	—	(5)	10
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,432	279	—	—	—	—	(86)	1,625
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	210	—	—	—	—	—	(10)	200
Commercial business	—	—	—	—	—	—	—	—
Consumer	323	120	—	(37)	(14)	(9)	(66)	317
Total potential problem loans	$1,980	$399	$—	$(37)	$(14)	$(9)	$(167)	$2,152

FDIC-assisted acquired loans included above	$1,004	$—	$—	$—	$—	$—	$(36)	$968

At June 30, 2022, the one- to four-family residential category of potential problem loans included 27 loans, four of which were added during the six months ended June 30, 2022. The largest relationship in this category totaled $165,000, or 10.1% of the total category. The commercial real estate category of potential problem loans included one loan, which was added in a previous period. The consumer category of potential problem loans included 32 loans, 17 of which were added during the six months ended June 30, 2022.

Other Real Estate Owned and Repossessions. Of the total $329,000 of other real estate owned and repossessions at June 30, 2022, $285,000 represents properties which were not acquired through foreclosure.

Activity in foreclosed assets and repossessions during the six months ended June 30, 2022, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	315	—	(300)	—	(15)	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	183	—	(175)	—	(8)	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	90	158	(204)	—	—	44
Total foreclosed assets and repossessions	$588	$158	$(679)	$—	$(23)	$44

FDIC-assisted acquired assets included above	$498	$—	$(475)	$—	$(23)	$—

The one remaining property in the land development category of foreclosed assets was sold during the three months ended March 31, 2022. The two remaining properties in the one- to four-family residential category of foreclosed assets were sold during the three months ended June 30, 2022. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the six months ended June 30, 2022, loans classified as “Watch” decreased $10.6 million, from $30.7 million at December 31, 2021 to $20.1 million at June 30, 2022 primarily due to loans being upgraded out of the “Watch” category. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended June 30, 2022, non-interest income decreased $266,000 to $9.3 million when compared to the three months ended June 30, 2021, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales decreased $2.1 million compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2022 period compared to the 2021 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020 and 2021. As a result of the significant volume of refinance activity in 2020 and 2021, and as market interest rates have moved higher in the second quarter of 2022, mortgage refinance volume has decreased and fixed rate loan originations and related gains on sales of these loans have decreased substantially.

Gain (loss) on derivative interest rate products: In the 2022 period, the Company recognized a gain of $145,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. In the 2021 period, the Company recognized a loss of $179,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. Generally, as market interest rates increase, this creates a net increase in the fair value of these instruments. This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Other income: Other income increased $1.0 million compared to the prior year period. In the 2022 period, a gain of $1.1 million was recognized on sales of fixed assets.

For the six months ended June 30, 2022, non-interest income decreased $826,000 to $18.5 million when compared to the six months ended June 30, 2021, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales decreased $3.7 million compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2022 period compared to the 2021 period for the same reasons noted above.

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $739,000 compared to the prior year period. This increase was almost entirely due to increased customer debit card transactions in the 2022 period compared to the 2021 first quarter. In the latter half of 2021 and in the first half of 2022, debit card usage by customers rebounded and was back to normal levels, and in many cases, increased levels of activity.

Overdraft and insufficient funds fees: Overdraft and insufficient funds fees increased $781,000 compared to the prior year period. It appears that consumers have continued to spend significantly in 2022, but some may have lower account balances as prices for goods and services have increased and government stimulus payments received by consumers in 2020 and 2021 have now been exhausted.

Other income: Other income increased $1.3 million compared to the prior year period. In the 2022 period, a gain of $1.1 million was recognized on sales of fixed assets. Also in the 2022 period, the Company recorded a one-time bonus of $500,000 from its card processor as a result of achieving certain benchmarks related to debit card activity.

Non-interest Expense

For the three months ended June 30, 2022, non-interest expense increased $2.8 million to $33.0 million when compared to the three months ended June 30, 2021, primarily as a result of the following item:

Salaries and employee benefits: Salaries and employee benefits increased $1.5 million from the prior year period. Most significantly contributing to the increase, in June 2022, the Company paid a special cash bonus to all employees totaling $1.1 million in response to the rapid and significant increases in prices for many goods and services. A portion of this increase also related to normal annual merit increases in various lending and operations areas. In 2022, many of these increases were larger than in previous years due to the current employment environment. In addition, the new Phoenix loan office was opened in the first quarter of 2022 and the new Charlotte, North Carolina loan office was opened in the second quarter of 2022. Lastly, certain loan origination compensation costs were deferred under accounting standards that related primarily to the origination of PPP loans; therefore, more costs were deferred in the 2021 period versus the 2022 period.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $665,000 from the prior year period, to $1.2 million. In the 2022 period, the Company expensed a total of $580,000 related to training and implementation costs for the upcoming core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems.

For the six months ended June 30, 2022, non-interest expense increased $3.8 million to $64.3 million when compared to the six months ended June 30, 2021, primarily as a result of the following item:

Salaries and employee benefits: Salaries and employee benefits increased $2.5 million from the prior year period, for the same reasons noted above.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $823,000 from the prior year period, to $2.0 million, for the same reason noted above.

The Company’s efficiency ratio for the three months ended June 30, 2022, was 56.76% compared to 55.63% for the same period in 2021. The Company’s efficiency ratio for the six months ended June 30, 2022, was 58.12% compared to 55.98% for the same period in 2021. In the three- and six-month periods ended June 30, 2022, the higher efficiency ratio was primarily due to an increase in non-interest expense, for the reasons noted above. The Company’s ratio of non-interest expense to average assets was 2.43% and 2.16% for the three months ended June 30, 2022 and 2021, respectively. The Company’s ratio of non-interest expense to average assets was 2.39% and 2.19% for the six months ended June 30, 2022 and 2021, respectively. Average assets for the three months ended June 30, 2022, decreased $153.2 million, or 2.7%, from the three months ended June 30, 2021, primarily due to decreases in interest-bearing cash equivalents and net loans receivable, partially offset by an increase in investment securities. Average assets for the six months ended June 30, 2022, decreased $137.6 million, or 2.5%, from the six months ended June 30, 2021, primarily due to decreases in interest-bearing cash equivalents and net loans receivable, partially offset by an increase in investment securities.

Provision for Income Taxes

For the three months ended June 30, 2022 and 2021, the Company’s effective tax rate was 20.5% and 20.8%, respectively. For the six months ended June 30, 2022 and 2021, the Company’s effective tax rate was 20.5% and 20.9%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states is analyzed. The Company’s effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net fees included in interest income were $1.3 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively. Net fees included in interest income were $3.1 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30,	Three Months Ended			Three Months Ended
	2022	June 30, 2022			June 30, 2021
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.24%	$772,326	$6,534	3.39%	$675,562	$6,361	3.78%
Other residential	4.50	851,031	9,637	4.54	1,017,578	11,216	4.42
Commercial real estate	4.37	1,576,285	17,120	4.36	1,580,335	16,857	4.28
Construction	4.55	623,117	7,722	4.97	580,277	6,529	4.51
Commercial business	4.45	288,452	3,371	4.69	291,902	3,545	4.87
Other loans	4.91	198,543	2,217	4.48	222,004	2,644	4.78
Industrial revenue bonds(1)	4.80	13,345	163	4.89	14,509	208	5.74

Total loans receivable	4.37	4,323,099	46,764	4.34	4,382,167	47,360	4.33

Investment securities(1)	2.69	741,401	5,720	3.09	459,959	2,961	2.58
Interest-earning deposits in other banks	1.64	115,456	214	0.74	514,681	131	0.10

Total interest-earning assets	4.10	5,179,956	52,698	4.08	5,356,807	50,452	3.78
Non-interest-earning assets:
Cash and cash equivalents		95,819			99,333
Other non-earning assets		155,822			128,702
Total assets		$5,431,597			$5,584,842

Interest-bearing liabilities:
Interest-bearing demand and savings	0.14	$2,389,086	830	0.14	$2,312,284	1,038	0.18
Time deposits	0.82	914,556	1,528	0.67	1,212,900	2,419	0.80
Total deposits	0.35	3,303,642	2,358	0.29	3,525,184	3,457	0.39
Securities sold under reverse repurchase agreements	0.04	135,536	8	0.02	141,971	10	0.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1.73	73,337	236	1.29	1,600	—	—
Subordinated debentures issued to capital trusts	2.89	25,774	159	2.47	25,774	113	1.76
Subordinated notes	5.96	74,098	1,106	5.99	148,676	2,188	5.90

Total interest-bearing liabilities	0.52	3,612,387	3,867	0.43	3,843,205	5,768	0.60
Non-interest-bearing liabilities:
Demand deposits		1,188,967			1,071,441
Other liabilities		57,027			43,402
Total liabilities		4,858,381			4,958,048
Stockholders’ equity		573,216			626,794
Total liabilities and stockholders’ equity		$5,431,597			$5,584,842

Net interest income:
Interest rate spread	3.58%		$48,831	3.65%		$44,684	3.18%
Net interest margin*				3.78%			3.35%
Average interest-earning assets to average interest- bearing liabilities		143.4%			139.4%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $53.3 million and $40.9 million for the three months ended June 30, 2022 and 2021, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $15.8 million and $17.9 million for the three months ended June 30, 2022 and 2021, respectively. Interest income on tax-exempt assets included in this table was $394,000 and $428,000 for the three months ended June 30, 2022 and 2021, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $386,000 and $419,000 for the three months ended June 30, 2022 and 2021, respectively.

	June 30,	Six Months Ended			Six Months Ended
	2022	June 30, 2022			June 30, 2021
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.24%	$737,024	$12,575	3.44%	$670,092	$12,878	3.88%
Other residential	4.50	805,579	18,054	4.52	1,008,387	22,143	4.43
Commercial real estate	4.37	1,533,263	32,466	4.27	1,571,561	33,441	4.29
Construction	4.55	645,544	15,251	4.76	592,263	13,259	4.51
Commercial business	4.45	288,839	6,697	4.68	307,579	7,433	4.87
Other loans	4.91	201,510	4,461	4.46	229,709	5,535	4.86
Industrial revenue bonds(1)	4.80	13,662	325	4.78	14,715	380	5.21

Total loans receivable	4.37	4,225,421	89,829	4.29	4,394,306	95,069	4.36

Investment securities(1)	2.69	638,262	9,131	2.88	437,452	5,778	2.66
Interest-earning deposits in other banks	1.64	286,102	412	0.29	467,317	238	0.10

Total interest-earning assets	4.10	5,149,785	99,372	3.89	5,299,075	101,085	3.85
Non-interest-earning assets:
Cash and cash equivalents		93,217			96,786
Other non-earning assets		146,313			131,059
Total assets		$5,389,315			$5,526,920

Interest-bearing liabilities:
Interest-bearing demand and savings	0.14	$2,382,551	1,607	0.14	$2,250,972	2,232	0.20
Time deposits	0.82	922,775	2,925	0.64	1,262,220	5,447	0.87
Total deposits	0.35	3,305,326	4,532	0.28	3,513,192	7,679	0.44
Securities sold under reverse repurchase agreements	0.04	131,920	18	0.03	143,222	19	0.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1.73	38,675	237	1.24	1,630	—	—
Subordinated debentures issued to capital trusts	2.89	25,774	277	2.17	25,774	226	1.77
Subordinated notes	5.96	74,059	2,211	6.02	148,595	4,388	5.95

Total interest-bearing liabilities	0.52	3,575,754	7,275	0.41	3,832,413	12,312	0.65
Non-interest-bearing liabilities:
Demand deposits		1,174,570			1,027,525
Other liabilities		47,519			43,645
Total liabilities		4,797,843			4,903,583
Stockholders’ equity		591,472			623,337
Total liabilities and stockholders’ equity		$5,389,315			$5,526,920

Net interest income:
Interest rate spread	3.58%		$92,097	3.48%		$88,773	3.20%
Net interest margin*				3.61%			3.38%
Average interest-earning assets to average interest-bearing liabilities		144.0%			138.3%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $45.3 million and $43.0 million for the six months ended June 30, 2022 and 2021, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $16.3 million and $18.3 million for the six months ended June 30, 2022 and 2021, respectively. Interest income on tax-exempt assets included in this table was $854,000 and $846,000 for the six months ended June 30, 2022 and 2021, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $838,000 and $822,000 for the six months ended June 30, 2022 and 2021, respectively.

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

	Three Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$43	$(639)	$(596)
Investment securities	676	2,083	2,759
Interest-earning deposits in other banks	95	(12)	83
Total interest-earning assets	814	1,432	2,246
Interest-bearing liabilities:
Demand deposits	(241)	33	(208)
Time deposits	(354)	(537)	(891)
Total deposits	(595)	(504)	(1,099)
Securities sold under reverse repurchase agreements	(2)	—	(2)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	50	186	236
Subordinated debentures issued to capital trust	46	—	46
Subordinated notes	32	(1,114)	(1,082)
Total interest-bearing liabilities	(469)	(1,432)	(1,901)
Net interest income	$1,283	$2,864	$4,147

	Six Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(1,630)	$(3,610)	$(5,240)
Investment securities	514	2,839	3,353
Interest-earning deposits in other banks	221	(47)	174
Total interest-earning assets	(895)	(818)	(1,713)
Interest-bearing liabilities:
Demand deposits	(749)	124	(625)
Time deposits	(1,253)	(1,269)	(2,522)
Total deposits	(2,002)	(1,145)	(3,147)
Securities sold under reverse repurchase agreements	—	(1)	(1)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	79	158	237
Subordinated debentures issued to capital trust	51	—	51
Subordinated notes	49	(2,226)	(2,177)
Total interest-bearing liabilities	(1,823)	(3,214)	(5,037)
Net interest income	$928	$2,396	$3,324

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At June 30, 2022, the Company had commitments of approximately $173.4 million to fund loan originations, $1.82 billion of unused lines of credit and unadvanced loans, and $13.8 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	June 30,	March 31,	December 31,	December 31,	December 31,	December 31,
	2022	2022	2021	2020	2019	2018
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$190,637	$185,101	$175,682	$164,480	$155,831	$150,948
Secured by real estate (not one- to four-family)	—	—	23,752	22,273	19,512	11,063
Not secured by real estate - commercial business	87,556	89,252	91,786	77,411	83,782	87,480

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	93,892	75,214	74,501	42,162	48,213	37,162
Secured by real estate (not one-to four-family)	1,331,986	1,089,844	1,092,029	823,106	798,810	906,006

Loan commitments not closed
Secured by real estate (one-to four-family)	88,153	109,472	53,529	85,917	69,295	24,253
Secured by real estate (not one-to four-family)	134,600	212,264	146,826	45,860	92,434	104,871
Not secured by real estate - commercial business	14,335	8,223	12,920	699	—	405

	$1,941,159	$1,769,370	$1,671,025	$1,261,908	$1,267,877	$1,322,188

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

At June 30, 2022 and December 31, 2021, the Company had these available secured lines and on-balance sheet liquidity:

	June 30, 2022	December 31, 2021
Federal Home Loan Bank line	$727.4 million	$756.5 million
Federal Reserve Bank line	$374.6 million	$352.4 million
Cash and cash equivalents	$195.7 million	$717.3 million
Unpledged securities – Available-for-sale	$328.7 million	$406.8 million
Unpledged securities – Held-to-maturity	$196.0 million	$—

Statements of Cash Flows. During the six months ended June 30, 2022 and 2021, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company had negative cash flows from investing activities during the six months ended June 30, 2022 and positive cash flows from investing activities during the six months ended June 30, 2021.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $36.8 million and $54.8 million during the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022 and 2021, investing activities used cash of $647.2 million and provided cash of $33.5 million, respectively. Investing activities in the 2022 period used cash primarily due to the purchase of investment securities, the purchases of loans and the net origination of loans, partially offset by payments received on investment securities. Investing activities in the 2021 period provided cash primarily due to the payments received on investment securities and the net repayments of loans, partially offset by the purchase of investment securities and the purchases of loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options.

Financing activities provided cash of $88.9 million and $29.8 million during the six months ended June 30, 2022 and 2021, respectively. In the 2022 six-month period, financing activities provided cash primarily as a result of net increases in short-term borrowings and increases in time deposits, partially offset by decreases in checking and savings deposits, the repurchase of the Company’s common stock and dividends paid to stockholders. In the 2021 six-month period, financing activities provided cash primarily as a result of net increases in checking and savings account balances, partially offset by decreases in time deposits, decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2022, the Company’s total stockholders’ equity and common stockholders’ equity were each $549.6 million, or 9.9% of total assets, equivalent to a book value of $44.53 per common share. As of December 31, 2021, total stockholders’ equity and common stockholders’ equity were each $616.8 million, or 11.3% of total assets, equivalent to a book value of $46.98 per common share. At June 30, 2022, the Company’s tangible common equity to tangible assets ratio was 9.7%, compared to 11.2% at December 31, 2021 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at June 30, 2022 and December 31, 2021, were unrealized gains (losses) (net of taxes) on the Company’s available-for-sale investment securities totaling $(28.4 million) and $9.1 million, respectively. This decrease in unrealized gains primarily resulted from rising market interest rates, which decreased the fair value of investment securities. Also included in stockholders’ equity at June 30, 2022, were unrealized gains (net of taxes) on the Company’s held-to-maturity investment securities totaling $249,000. Approximately $227 million of investment securities which were previously included in available-for-sale were transferred to held-to-maturity during the first quarter of 2022.

In addition, included in stockholders’ equity at June 30, 2022, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $20.5 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At June 30, 2022, the remaining pre-tax amount to be recorded in interest income was $26.6 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at June 30, 2022, was an unrealized loss (net of taxes) on the Company’s outstanding cash flow hedge (interest rate swap) totaling $5.7 million. Anticipated higher market interest rates have caused the fair value of this interest rate swap to decrease.

As noted above, total stockholders’ equity decreased $67.2 million, from $616.8 million at December 31, 2021 to $549.6 million at June 30, 2022. Accumulated other comprehensive income decreased $46.1 million during the six months ended June 30, 2022, primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges. Stockholders’ equity also decreased due to repurchases of the Company’s common stock totaling $50.4 million and dividends declared on common stock of $9.5 million. The Company recorded net income of $35.2 million for the six months ended June 30, 2022. In addition, stockholders’ equity increased $3.7 million due to stock option exercises.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2022, the Bank’s common equity Tier 1 capital ratio was 12.2%, its Tier 1 capital ratio was 12.2%, its total capital ratio was 13.4% and its Tier 1 leverage ratio was 11.7%. As a result, as of June 30, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Bank’s common equity Tier 1 capital ratio was 14.1%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.9%. As a result, as of December 31, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2022, the Company’s common equity Tier 1 capital ratio was 10.8%, its Tier 1 capital ratio was 11.3%, its total capital ratio was 13.9% and its Tier 1 leverage ratio was 10.7%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of June 30, 2022, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Company’s common equity Tier 1 capital ratio was 12.9%, its Tier 1 capital ratio was 13.4%, its total capital ratio was 16.3% and its Tier 1 leverage ratio was 11.3%. As of December 31, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2022, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

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

Dividends. During the three months ended June 30, 2022, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.36 per share (which was declared in March 2022). During the three months ended June 30, 2021, the Company declared a common stock cash dividend of $0.34 per share, or 23% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in March 2021). During the six months ended June 30, 2022, the Company declared common stock cash dividends totaling $0.76 per share, or 28% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.70 per share. During the six months ended June 30, 2021, the Company declared common stock cash dividends of $0.68 per share, or 24% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.68 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of June 30, 2022, was paid to stockholders in July 2022.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2022, the Company repurchased 430,100 shares of its common stock at an average price of $58.27 per share and issued 12,577 shares of common stock at an average price of $40.74 per share to cover stock option exercises. During the three months ended June 30, 2021, the Company repurchased 67,514 shares of its common stock at an average price of $54.50 per share and issued 33,227 shares of stock at an average price of $44.36 per share to cover stock option exercises. During the six months ended June 30, 2022, the Company repurchased 849,315 shares of its common stock at an average price of $59.32 per share and issued 64,271 shares of common stock at an average price of $46.17 per share to cover stock option exercises. During the six months ended June 30, 2021, the Company repurchased 142,379 shares of its common stock at an average price of $52.39 per share and issued 49,131 shares of stock at an average price of $42.66 per share to cover stock option exercises.

On January 19, 2022, the Company’s Board of Directors authorized management to purchase up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. The authorization of this program became effective during the three months ended March 31, 2022 and does not have an expiration date.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States (“GAAP”), specifically, the ratio of tangible common equity to tangible assets.

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

This non-GAAP financial measurement is supplemental and is not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	June 30, 2022	December 31, 2021

	(Dollars in Thousands)

Common equity at period end	$549,644	$616,752
Less: Intangible assets at period end	11,246	6,081
Tangible common equity at period end (a)	$538,398	$610,671

Total assets at period end	$5,551,996	$5,449,944
Less: Intangible assets at period end	11,246	6,081
Tangible assets at period end (b)	$5,540,750	$5,443,863

Tangible common equity to tangible assets (a) / (b)	9.72%	11.22%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2022, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the then-current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Since March 2022, market interest rates have increased fairly rapidly and are expected to continue to increase through the remainder of 2022. Market interest rate increases are expected to result in increases to loan yields, net interest income and net interest margin. Subsequent to June 30, 2022, cumulative time deposit maturities are as follows: within three months — $258 million; within six months — $648 million; and within twelve months — $873 million. At June 30, 2022, the weighted average interest rates on these various cumulative maturities were 0.48%, 0.79% and 0.75%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75% and 0.75% in March, May, June and July 2022, respectively. Financial markets are currently anticipating continued increases to market interest rates in 2022. If interest rate increases do occur, we anticipate that our net interest income and net interest margin will be positively impacted. At June 30, 2022, the Federal Funds rate stood at 1.75%. A substantial portion of Great Southern’s loan portfolio ($1.24 billion at June 30, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2022. Of these loans, $1.23 billion had interest rate floors at various rates. Great Southern also has a portfolio of loans ($693 million at June 30, 2022) tied to a “prime rate” of interest and will adjust immediately with changes to the “prime rate” of interest. Of these loans, $596 million had interest rate floors at various rates. At June 30, 2022, nearly all of these LIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR. The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The initial floating rate of interest was set at 0.24143%.

The Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest exceeds one-month USD-LIBOR. If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2022, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective during the three months ended March 31, 2022, upon completion of the repurchase program authorized in October 2020 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended June 30, 2022.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

April 1, 2022 – April 30, 2022	86,000	$58.04	86,000	715,923
May 1, 2022 – May 31, 2022	179,200	58.20	179,200	536,723
June 1, 2022 – June 30, 2022	164,900	58.47	164,900	371,823
	430,100	$58.27	430,100
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

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

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for 2022 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: August 8, 2022	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)