Form 10-Q
period 2022-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2022-11-08
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 12,214,889 shares of common stock, par value $.01 per share, outstanding at November 4, 2022.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021

	(Unaudited)
ASSETS
Cash	$107,617	$90,008
Interest-bearing deposits in other financial institutions	81,389	627,259
Cash and cash equivalents	189,006	717,267
Available-for-sale securities	482,807	501,032
Held-to-maturity securities	206,485	—
Mortgage loans held for sale	4,097	8,735
Loans receivable, net of allowance for credit losses of $62,761 – September 2022; $60,754 – December 2021	4,497,109	4,007,500
Interest receivable	13,787	10,705
Prepaid expenses and other assets	64,383	45,176
Other real estate owned and repossessions, net	269	2,087
Premises and equipment, net	139,410	132,733
Goodwill and other intangible assets	11,029	6,081
Federal Home Loan Bank stock and other interest-earning assets	31,254	6,655
Current and deferred income taxes	36,613	11,973
Total Assets	$5,676,249	$5,449,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,739,118	$4,552,101
Securities sold under reverse repurchase agreements with customers	124,187	137,116
Short-term borrowings and other interest-bearing liabilities	99,119	1,839
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,207	73,984
Accrued interest payable	2,632	646
Advances from borrowers for taxes and insurance	10,134	6,147
Accrued expenses and other liabilities	76,829	25,956
Liability for unfunded commitments	12,974	9,629
Total Liabilities	5,164,974	4,833,192

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2022 and December 2021 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2022 – 12,245,593 shares; December 2021 – 13,128,493 shares	123	131
Additional paid-in capital	41,515	38,314
Retained earnings	527,963	545,548
Accumulated other comprehensive income (loss)	(58,326)	32,759
Total Stockholders’ Equity	511,275	616,752
Total Liabilities and Stockholders’ Equity	$5,676,249	$5,449,944

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021

	(Unaudited)
INTEREST INCOME
Loans	$54,077	$46,536
Investment securities and other	5,580	3,104
TOTAL INTEREST INCOME	59,657	49,640

INTEREST EXPENSE
Deposits	4,984	2,925
Securities sold under reverse repurchase agreements	45	10
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	377	—
Subordinated debentures issued to capital trust	248	111
Subordinated notes	1,105	1,671
TOTAL INTEREST EXPENSE	6,759	4,717

NET INTEREST INCOME	52,898	44,923
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	2,000	(3,000)
PROVISION FOR UNFUNDED COMMITMENTS	1,315	643
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	49,583	47,280

NON-INTEREST INCOME
Commissions	226	325
Overdraft and insufficient funds fees	2,077	1,845
Point-Of-Sale and ATM fee income and service charges	3,874	3,714
Net gains on loan sales	601	2,341
Net realized gain on sale of available for sale securities	31	—
Late charges and fees on loans	206	481
Gain on derivative interest rate products	88	45
Other income	881	1,047
TOTAL NON-INTEREST INCOME	7,984	9,798

NON-INTEREST EXPENSE
Salaries and employee benefits	18,976	17,834
Net occupancy and equipment expense	7,198	7,244
Postage	860	759
Insurance	803	775
Advertising	953	997
Office supplies and printing	236	200
Telephone	832	848
Legal, audit and other professional fees	2,239	636
Expense on other real estate and repossessions	84	103
Acquired intangible asset amortization	216	158
Other operating expenses	2,361	1,785
TOTAL NON-INTEREST EXPENSE	34,758	31,339

INCOME BEFORE INCOME TAXES	22,809	25,739
PROVISION FOR INCOME TAXES	4,676	5,375
NET INCOME	$18,133	$20,364

Basic Earnings Per Common Share	$1.47	$1.50
Diluted Earnings Per Common Share	$1.46	$1.49

Dividends Declared Per Common Share	$0.40	$0.36

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021

	(Unaudited)
INTEREST INCOME
Loans	$143,906	$141,605
Investment securities and other	15,122	9,120
TOTAL INTEREST INCOME	159,028	150,725

INTEREST EXPENSE
Deposits	9,516	10,604
Securities sold under reverse repurchase agreements	62	29
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	614	—
Subordinated debentures issued to capital trust	525	337
Subordinated notes	3,317	6,060
TOTAL INTEREST EXPENSE	14,034	17,030

NET INTEREST INCOME	144,994	133,695
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	2,000	(3,700)
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	3,345	(338)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	139,649	137,733

NON-INTEREST INCOME
Commissions	912	977
Overdraft and insufficient funds fees	5,830	4,817
Point-Of-Sale and ATM fee income and service charges	11,942	11,043
Net gains on loan sales	2,234	7,643
Net realized gain on sale of available-for-sale securities	38	—
Late charges and fees on loans	879	1,141
Gain on derivative interest rate products	385	340
Other income	4,260	3,159
TOTAL NON-INTEREST INCOME	26,480	29,120

NON-INTEREST EXPENSE
Salaries and employee benefits	56,488	52,887
Net occupancy and equipment expense	20,884	21,013
Postage	2,491	2,387
Insurance	2,383	2,294
Advertising	2,383	2,187
Office supplies and printing	662	639
Telephone	2,513	2,597
Legal, audit and other professional fees	4,240	1,814
Expense on other real estate and repossessions	313	473
Acquired intangible asset amortization	552	705
Other operating expenses	6,121	4,856
TOTAL NON-INTEREST EXPENSE	99,030	91,852

INCOME BEFORE INCOME TAXES	67,099	75,001
PROVISION FOR INCOME TAXES	13,755	15,655
NET INCOME	$53,344	$59,346

Basic Earnings Per Common Share	$4.23	$4.35
Diluted Earnings Per Common Share	$4.20	$4.32

Dividends Declared Per Common Share	$1.16	$1.04

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021

	(Unaudited)
Net Income	$18,133	$20,364

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(6,884) and $(1,011), for 2022 and 2021, respectively	(23,305)	(3,420)

Unrealized loss on securities transferred to held-to-maturity, net of taxes (credit) of $(65) and $-0- for 2022 and 2021, respectively	(220)	—

Less: reclassification adjustment for gains included in net income, net of taxes of $(7) and $-0- for 2022 and 2021, respectively	(24)	—

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(467) and $(468), for 2022 and 2021, respectively	(1,580)	(1,580)

Change in value of active cash flow hedges, net of taxes (credit) of $(5,876) and $-0- for 2022 and 2021, respectively	(19,898)	—

Comprehensive Income (Loss)	$(26,894)	$15,364

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021

	(Unaudited)
Net Income	$53,344	$59,346

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(17,965) and $(3,314), for 2022 and 2021, respectively	(60,825)	(11,222)

Unrealized gain on securities transferred to held-to-maturity, net of taxes of $9 and $-0- for 2022 and 2021, respectively	30	—

Less: reclassification adjustment for gains included in net income, net of taxes of $(9) and $-0- for 2022 and 2021, respectively	(29)	—

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,385) and $(1,386), for 2022 and 2021, respectively	(4,691)	(4,690)

Change in value of active cash flow hedges, net of taxes (credit) of $(7,553) and $-0- for 2022 and 2021, respectively	(25,570)	—

Comprehensive Income (Loss)	$(37,741)	$43,434

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED SEPTEMBER 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2021	$137	$36,880	$550,301	$42,239	$—	$629,557
Net income	—	—	20,364	—	—	20,364
Stock issued under Stock Option Plan	—	588	—	—	257	845
Common dividends declared, $0.36 per share	—	—	(4,812)	—	—	(4,812)
Other comprehensive loss	—	—	—	(5,000)	—	(5,000)
Purchase of the Company’s common stock	—	—	—	—	(16,313)	(16,313)
Reclassification of treasury stock per Maryland law	(3)	—	(16,053)	—	16,056	—
Balance, September 30, 2021	$134	$37,468	$549,800	$37,239	$—	$624,641

	THREE MONTHS ENDED SEPTEMBER 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2022	$123	$40,565	$522,255	$(13,299)	$—	$549,644
Net income	—	—	18,133	—	—	18,133
Stock issued under Stock Option Plan	—	950	—	—	1,355	2,305
Common dividends declared, $0.40 per share	—	—	(4,906)	—	—	(4,906)
Change in fair value of cash flow hedges	—	—	—	(21,478)	—	(21,478)
Change in unrealized loss on transferred held-to-maturity securities	—	—	—	(220)	—	(220)
Change in unrealized loss on available-for-sale securities	—	—	—	(23,329)	—	(23,329)
Purchase of the Company’s common stock	—	—	—	—	(8,874)	(8,874)
Reclassification of treasury stock per Maryland law	—	—	(7,519)	—	7,519	—
Balance, September 30, 2022	$123	$41,515	$527,963	$(58,326)	$—	$511,275

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED SEPTEMBER 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2021	$138	$35,004	$541,448	$53,151	$—	$629,741
Net income	—	—	59,346	—	—	59,346
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Stock issued under Stock Option Plan	—	2,464	—	—	1,074	3,538
Common dividends declared, $1.04 per share	—	—	(14,124)	—	—	(14,124)
Other comprehensive loss	—	—	—	(15,912)	—	(15,912)
Purchase of the Company’s common stock	—	—	—	—	(23,773)	(23,773)
Reclassification of treasury stock per Maryland law	(4)	—	(22,695)	—	22,699	—
Balance, September 30, 2021	$134	$37,468	$549,800	$37,239	$—	$624,641

	NINE MONTHS ENDED SEPTEMBER 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2022	$131	$38,314	$545,548	$32,759	$—	$616,752
Net income	—	—	53,344	—	—	53,344
Stock issued under Stock Option Plan	—	3,201	—	—	2,773	5,974
Common dividends declared, $1.16 per share	—	—	(14,455)	—	—	(14,455)
Change in fair value of cash flow hedges	—	—	—	(30,261)	—	(30,261)
Change in unrealized gain on transferred held-to-maturity securities	—	—	—	30	—	30
Change in unrealized loss on available-for-sale securities	—	—	—	(60,854)	—	(60,854)
Purchase of the Company’s common stock	—	—	—	—	(59,255)	(59,255)
Reclassification of treasury stock per Maryland law	(8)	—	(56,474)	—	56,482	—
Balance, September 30, 2022	$123	$41,515	$527,963	$(58,326)	$—	$511,275

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,344	$59,346
Proceeds from sales of loans held for sale	78,776	280,764
Originations of loans held for sale	(70,073)	(265,557)
Items not requiring (providing) cash:
Depreciation	6,369	7,288
Amortization	861	1,330
Compensation expense for stock option grants	1,054	895
Provision (credit) for credit losses on loans	2,000	(3,700)
Provision (credit) for unfunded commitments	3,345	(338)
Net gain on loan sales	(2,234)	(7,643)
Net gain on sale of premises and equipment	(1,071)	(7)
Net gain on sale/write-down of other real estate owned and repossessions	(125)	(86)
Net gain on sale of available-for-sale investments	(38)	—
Accretion of deferred income, premiums, discounts and other	(6,208)	(7,515)
Gain on derivative interest rate products	(385)	(341)
Deferred income taxes	(536)	1,998
Changes in:
Interest receivable	(3,082)	1,503
Prepaid expenses and other assets	(16,534)	8,263
Accrued expenses and other liabilities	5,683	842
Income taxes refundable/payable	2,800	705
Net cash provided by operating activities	53,946	77,747

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(192,105)	350,917
Purchase of loans	(294,762)	(79,403)
Purchase of premises and equipment	(15,876)	(3,976)
Proceeds from sale of premises and equipment	3,830	453
Proceeds from sale of other real estate owned and repossessions	2,192	1,723
Proceeds from sale of available-for-sale securities	10,095	—
Proceeds from maturities and calls of available-for-sale securities	750	6,330
Principal reductions on mortgage-backed securities	63,539	41,615
Purchase of available-for-sale securities	(342,010)	(80,905)
Redemption (purchase) of Federal Home Loan Bank stock and change in other interest-earning assets	(24,599)	3,151
Net cash provided by (used in) investing activities	(788,946)	239,905

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	399,587	(335,031)
Net increase (decrease) in checking and savings deposits	(212,570)	328,324
Net increase in short-term borrowings	84,351	3,276
Advances from borrowers for taxes and insurance	3,987	1,360
Redemption of subordinated notes	—	(75,000)
Dividends paid	(14,281)	(13,988)
Purchase of the Company’s common stock	(59,255)	(23,773)
Stock options exercised	4,920	2,643
Net cash provided by (used in) financing activities	206,739	(112,189)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(528,261)	205,463
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	717,267	563,729
CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,006	$769,192

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2021, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company. The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas. The Bank also originates commercial loans from lending offices in Atlanta; Charlotte, North Carolina; Chicago; Dallas; Denver; Omaha, Nebraska; Phoenix; and Tulsa, Oklahoma. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2022	2021

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,304	13,534
Net income	$18,133	$20,364
Per common share amount	$1.47	$1.50

Diluted:
Average common shares outstanding	12,304	13,534
Net effect of dilutive stock options – based on the treasury stock method using average market price	99	92
Diluted common shares	12,403	13,626
Net income	$18,133	$20,364
Per common share amount	$1.46	$1.49

	Nine Months Ended September 30,
	2022	2021

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,616	13,652
Net income	$53,344	$59,346
Per common share amount	$4.23	$4.35

Diluted:
Average common shares outstanding	12,616	13,652
Net effect of dilutive stock options – based on the treasury stock method using average market price	94	92
Diluted common shares	12,710	13,744
Net income	$53,344	$59,346
Per common share amount	$4.20	$4.32

Options outstanding at September 30, 2022 and 2021, to purchase 364,199 and 448,256 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended September 30, 2022 and 2021, respectively. Options outstanding at September 30, 2022 and 2021, to purchase 366,699 and 448,256 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the nine months ended September 30, 2022 and 2021, respectively.

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

During the three months ended March 31, 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gross gains were $1.0 million; $775,000 (net of income taxes) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer. As of September 30, 2022, the net unrealized gross gains remaining were $39,000; net of income taxes, these unrealized gains were $30,000.

The amortized cost and fair values of securities were as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$331,657	$—	$43,402	$288,255
Agency collateralized mortgage obligations	81,907	—	11,131	70,776
States and political subdivisions	68,089	11	5,771	62,329
Small Business Administration securities	68,148	—	6,701	61,447
	$549,801	$11	$67,005	$482,807

	September 30, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$74,140	$3,161	$77,301	$—	$10,353	$66,948
Agency collateralized mortgage obligations	126,054	(3,107)	122,947	—	14,658	108,289
States and political subdivisions	6,252	(15)	6,237	—	1,063	5,174
	$206,446	$39	$206,485	$—	$26,074	$180,411

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299
	$489,198	$15,119	$3,285	$501,032

No securities were classified as held-to-maturity at December 31, 2021.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	—	—	—	—
After four through five years	2,287	2,264	—	—
After five through fifteen years	11,955	11,455	2,577	2,108
After fifteen years	53,847	48,610	3,660	3,066
Securities not due on a single maturity date	481,712	420,478	200,248	175,237
	$549,801	$482,807	$206,485	$180,411

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at September 30, 2022 and December 31, 2021, was approximately $481.6 million and $173.9 million, respectively, which was approximately 99.7% and 34.7% of the Company’s total available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost, which was $206.5 million at September 30, 2022. Total fair value of these investments at September 30, 2022 was approximately $180.4 million. There were no held-to-maturity investment securities at December 31, 2021. Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$281,226	$(42,158)	$7,027	$(1,244)	$288,253	$(43,402)
Agency collateralized mortgage obligations	38,814	(4,581)	31,962	(6,550)	70,776	(11,131)
States and political subdivisions securities	59,847	(5,564)	1,236	(207)	61,083	(5,771)
Small Business Administration securities	61,447	(6,701)	—	—	61,447	(6,701)

	$441,334	$(59,004)	$40,225	$(8,001)	$481,559	$(67,005)

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$59,095	(8,249)	7,852	(2,104)	66,947	(10,353)
Agency collateralized mortgage obligations	62,540	(6,614)	45,750	(8,044)	108,290	(14,658)
States and political subdivisions securities	1,761	(301)	3,413	(762)	5,174	(1,063)

	$123,396	$(15,164)	$57,015	$(10,910)	$180,411	$(26,074)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)

	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

Available-for-sale securities totaling $5.1 million were sold during the three months ended September 30, 2022, resulting in the recognition of a $31,000 gain during the period. Available-for-sale securities totaling $10.2 million were sold during the nine months ended September 30, 2022, resulting in the recognition of a $38,000 gain during the period. There were no sales of available-for-sale securities during the three or nine months ended September 30, 2021. Gains and losses on sales of securities are determined on the specific-identification method.

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

Regarding securities issued by state and political subdivisions, management considers the following when evaluating these securities: (i) current issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) updated financial information of the issuer, (v) internal forecasts and (vi) whether such securities provide insurance or other credit enhancement or are pre-refunded by the issuers. These securities are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company historically has not experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified and/or TDR loans with a balance greater than or equal to $100,000, are evaluated on an individual basis.

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

Classes of loans at September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

	(In Thousands)
One- to four-family residential construction	$31,982	$28,302
Subdivision construction	32,977	26,694
Land development	42,871	47,827
Commercial construction	583,074	617,505
Owner occupied one- to four-family residential	765,511	561,958
Non-owner occupied one- to four-family residential	117,713	119,635
Commercial real estate	1,576,529	1,476,230
Other residential	914,693	697,903
Commercial business	295,476	280,513
Industrial revenue bonds	13,036	14,203
Consumer auto	39,912	48,915
Consumer other	35,542	37,902
Home equity lines of credit	121,783	119,965
	4,571,099	4,077,552
Allowance for credit losses	(62,761)	(60,754)
Deferred loan fees and gains, net	(11,229)	(9,298)
	$4,497,109	$4,007,500

Weighted average interest rate	4.92%	4.26%

The following tables present the classes of loans by aging.

	September 30, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$31,982	$31,982	$—
Subdivision construction	—	—	—	—	32,977	32,977	—
Land development	—	—	468	468	42,403	42,871	—
Commercial construction	—	—	—	—	583,074	583,074	—
Owner occupied one- to four-family residential	281	292	821	1,394	764,117	765,511	—
Non-owner occupied one- to four-family residential	—	—	—	—	117,713	117,713	—
Commercial real estate	—	—	1,618	1,618	1,574,911	1,576,529	—
Other residential	—	—	—	—	914,693	914,693	—
Commercial business	52	—	—	52	295,424	295,476	—
Industrial revenue bonds	—	—	—	—	13,036	13,036	—
Consumer auto	96	17	13	126	39,786	39,912	—
Consumer other	278	12	65	355	35,187	35,542	—
Home equity lines of credit	—	—	308	308	121,475	121,783	—

Total	$707	$321	$3,293	$4,321	$4,566,778	$4,571,099	$—

	December 31, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$28,302	$28,302	$—
Subdivision construction	—	—	—	—	26,694	26,694	—
Land development	29	15	468	512	47,315	47,827	—
Commercial construction	—	—	—	—	617,505	617,505	—
Owner occupied one- to four-family residential	843	2	2,216	3,061	558,897	561,958	—
Non-owner occupied one- to four-family residential	—	—	—	—	119,635	119,635	—
Commercial real estate	—	—	2,006	2,006	1,474,224	1,476,230	—
Other residential	—	—	—	—	697,903	697,903	—
Commercial business	1,404	—	—	1,404	279,109	280,513	—
Industrial revenue bonds	—	—	—	—	14,203	14,203	—
Consumer auto	229	31	34	294	48,621	48,915	—
Consumer other	126	28	63	217	37,685	37,902	—
Home equity lines of credit	—	—	636	636	119,329	119,965	—

Total	$2,631	$76	$5,423	$8,130	$4,069,422	$4,077,552	$—

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

Non-accruing loans are summarized as follows:

	September 30,	December 31,
	2022	2021

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	468
Commercial construction	—	—
Owner occupied one- to four-family residential	821	2,216
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	1,618	2,006
Other residential	—	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	13	34
Consumer other	65	63
Home equity lines of credit	308	636
Total non-accruing loans	$3,293	$5,423

No interest income was recorded on these loans for the three and nine months ended September 30, 2022 and 2021, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of September 30, 2022 had an amortized cost of $2.4 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021. During the three months ended September 30, 2022, the Company recorded provision expense of $2.0 million on its portfolio of outstanding loans, compared to a negative provision expense of $3.0 million during the three months ended September 30, 2021. During the nine months ended September 30, 2022, the Company recorded provision expense of $2.0 million on its portfolio of outstanding loans, compared to a negative provision expense of $3.7 million during the nine months ended September 30, 2021.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, June 30, 2021	$9,209	$15,299	$30,507	$2,215	$3,932	$5,440	$66,602
Provision (credit) charged to expense	—	—	(3,000)	—	—	—	(3,000)
Losses charged off	(37)	—	—	—	(3)	(446)	(486)
Recoveries	45	—	6	6	52	404	513
Balance, September 30, 2021	$9,217	$15,299	$27,513	$2,221	$3,981	$5,398	$63,629

Allowance for credit losses
Balance, June 30, 2022	$9,434	$10,612	$28,604	$2,797	$4,365	$5,246	$61,058
Provision (credit) charged to expense	1,076	881	(1,105)	265	1,302	(419)	2,000
Losses charged off	—	—	—	—	(50)	(571)	(621)
Recoveries	20	—	1	—	15	288	324
Balance, September 30, 2022	$10,530	$11,493	$27,500	$3,062	$5,632	$4,544	$62,761

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338
Provision (credit) charged to expense	—	—	(3,700)	—	—	—	(3,700)
Losses charged off	(179)	—	—	(154)	(60)	(1,647)	(2,040)
Recoveries	327	92	37	19	152	1,404	2,031
Balance, September 30, 2021	$9,217	$15,299	$27,513	$2,221	$3,981	$5,398	$63,629

Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	1,076	881	(1,105)	265	1,302	(419)	2,000
Losses charged off	(38)	—	—	—	(50)	(1,403)	(1,491)
Recoveries	128	110	1	—	238	1,021	1,498
Balance, September 30, 2022	$10,530	$11,493	$27,500	$3,062	$5,632	$4,544	$62,761

The following tables present the activity in the allowance for unfunded commitments by portfolio segment for the three and nine months ended September 30, 2022 and 2021. The provision for losses on unfunded commitments for the three months ended September 30, 2022 was $1.3 million, compared to $643,000 for the three months ended September 30, 2021. The provision for losses on unfunded commitments for the nine months ended September 30, 2022 was $3.3 million, compared to a credit (negative expense) of $338,000 for the nine months ended September 30, 2021. In the 2022 periods, the Company experienced increases in its unfunded commitments, resulting in an increase in its required reserves for such potential losses. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses in the 2021 nine month period presented.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, June 30, 2021	$760	$4,972	$417	$354	$821	$385	$7,709
Provision (credit) charged to expense	5	188	(79)	—	534	(5)	643
Balance, September 30, 2021	$765	$5,160	$338	$354	$1,355	$380	$8,352

Allowance for unfunded commitments
Balance, June 30, 2022	$1,138	$7,419	$501	$695	$1,406	$500	$11,659
Provision (credit) charged to expense	(401)	967	17	553	146	33	1,315
Balance, September 30, 2022	$737	$8,386	$518	$1,248	$1,552	$533	$12,974

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690
Provision (credit) charged to expense	(152)	(67)	(16)	(556)	420	33	(338)
Balance, September 30, 2021	$765	$5,160	$338	$354	$1,355	$380	$8,352

Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	50	2,683	151	340	(30)	151	3,345
Balance, September 30, 2022	$737	$8,386	$518	$1,248	$1,552	$533	$12,974

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	September 30, 2022		December 31, 2021
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	468	—	468	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,695	35	1,980	18
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	1,805	112	2,217	397
Other residential	—	—	—	—
Commercial business	—	—	—	—
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	159	80	160	80
Home equity lines of credit	138	—	377	—

Total	$4,265	$227	$5,202	$495

TDRs by class are presented below as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	12	1,005	3	103	15	1,108
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,609	2	1,609
Commercial business	—	—	—	—	—	—
Consumer	14	220	7	49	21	269
	26	$1,225	12	$1,761	38	$2,986

	December 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$15	—	$—	1	$15
One- to four-family residential	10	579	12	1,059	22	1,638
Other residential	—	—	—	—	—	—
Commercial real estate	1	85	1	1,726	2	1,811
Commercial business	—	—	—	—	—	—
Consumer	26	323	13	64	39	387
	38	$1,002	26	$2,849	64	$3,851

The following tables present newly restructured loans, which were considered TDRs, during the three and nine months ended September 30, 2022 and 2021, respectively, by type of modification:

Three Months Ended September 30, 2022
Total
	Interest Only	Term	Combination	Modification

(In Thousands)
Commercial real estate	$—	$—	$—	$—
Consumer	—	—	—	—
	$—	$—	$—	$—

	Three Months Ended September 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
One- to four-family residential	$—	$—	$134	$134
Consumer	—	—	10	10
	$—	$—	$144	$144

	Nine Months Ended September 30, 2022
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial real estate	$—	$—	$247	$247
Consumer	—	4	3	7
	$—	$4	$250	$254

	Nine Months Ended September 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial real estate	$1,768	$—	$—	$1,768
One- to four-family residential	—	157	134	291
Consumer	—	100	10	110
	$1,768	$257	$144	$2,169

At September 30, 2022, of the $3.0 million in TDRs, $1.8 million were classified as substandard using the Company’s internal grading system, which is described below. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the three months ended September 30, 2022.

At December 31, 2021, of the $3.9 million in TDRs, $2.9 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2021.

During the three and nine months ended September 30, 2022, $66,000 and $578,000 of loans, respectively, met the criteria for placement back on accrual status. During the three and nine months ended September 30, 2021, $96,000 and $433,000 of loans, respectively, met the criteria for placement back on accrual status. The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.

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

Satisfactory loans range from Excellent to Moderate Risk, but generally are loans supported by strong recent financial statements. The character and capacity of the borrower are strong, including reasonable project performance, good industry experience, liquidity and/or net worth. The probability of financial deterioration seems unlikely. Repayment is expected from approved sources over a reasonable period of time.

Watch loans are identified when the borrower has capacity to perform according to terms; however, elements of uncertainty exist. Margins of debt service coverage may be narrow, historical patterns of financial performance may be erratic, collateral margins may be diminished and the borrower may be a new and/or thinly capitalized company. Some management weakness may also exist, the borrower may have somewhat limited access to other financial institutions, and that access may diminish in difficult economic times.

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

The following table present a summary of loans by category and risk rating separated by origination and loan class as of September 30, 2022.

	Term Loans by Origination Year
							Revolving
	2022 YTD	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$18,381	$10,834	$2,551	$—	$—	$216	$—	$31,982
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	18,381	10,834	2,551	—	—	216	—	31,982

Subdivision construction
Satisfactory (1-4)	4,240	26,362	757	204	142	608	664	32,977
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,240	26,362	757	204	142	608	664	32,977

Construction and land development
Satisfactory (1-4)	15,441	6,579	5,451	8,280	771	5,285	596	42,403
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	468	468
Total	15,441	6,579	5,451	8,280	771	5,285	1,064	42,871

Other construction
Satisfactory (1-4)	83,318	318,197	161,223	20,336	—	—	—	583,074
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	83,318	318,197	161,223	20,336	—	—	—	583,074

One- to four-family residential
Satisfactory (1-4)	309,787	220,044	131,304	74,776	41,077	101,610	803	879,401
Watch (5)	—	—	—	181	89	1,301	60	1,631
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	2,108	84	2,192
Total	309,787	220,044	131,304	74,957	41,166	105,019	947	883,224

Other residential
Satisfactory (1-4)	77,919	137,890	236,600	171,455	134,426	127,677	25,366	911,333
Watch (5)	—	—	—	—	—	3,360	—	3,360
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	77,919	137,890	236,600	171,455	134,426	131,037	25,366	914,693

Commercial real estate
Satisfactory (1-4)	204,359	174,769	112,680	214,892	201,908	610,957	31,602	1,551,167
Watch (5)	—	—	—	—	—	23,548	—	23,548
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,814	—	1,814
Total	204,359	174,769	112,680	214,892	201,908	636,319	31,602	1,576,529

Commercial business
Satisfactory (1-4)	30,491	66,722	40,232	15,906	9,853	65,411	79,849	308,464
Watch (5)	—	—	—	—	—	48	—	48
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	30,491	66,722	40,232	15,906	9,853	65,459	79,849	308,512

Consumer
Satisfactory (1-4)	18,712	12,761	6,700	3,526	4,146	18,424	132,025	196,294
Watch (5)	—	30	—	8	—	161	100	299
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	5	13	—	5	233	388	644
Total	18,712	12,796	6,713	3,534	4,151	18,818	132,513	197,237

Combined
Satisfactory (1-4)	762,648	974,158	697,498	509,375	392,323	930,188	270,905	4,537,095
Watch (5)	—	30	—	189	89	28,418	160	28,886
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	5	13	—	5	4,155	940	5,118
Total	$762,648	$974,193	$697,511	$509,564	$392,417	$962,761	$272,005	$4,571,099

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2021. The remaining accretable discount of $429,000 has not been included in this table.

	Term Loans by Origination Year
							Revolving
	2021	2020	2019	2018	2017	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$23,081	$4,453	$763	$—	$—	$5	$—	$28,302
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	23,081	4,453	763	—	—	5	—	28,302

Subdivision construction
Satisfactory (1-4)	24,129	949	224	160	252	965	—	26,679
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	15	—	15
Total	24,129	949	224	160	252	980	—	26,694

Construction and land development
Satisfactory (1-4)	9,968	15,965	11,115	2,591	3,013	4,184	527	47,363
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	468	468
Total	9,968	15,965	11,115	2,591	3,013	4,184	995	47,831

Other construction
Satisfactory (1-4)	145,991	298,710	130,502	42,302	—	—	—	617,505
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	145,991	298,710	130,502	42,302	—	—	—	617,505

One- to four-family residential
Satisfactory (1-4)	237,498	169,765	93,648	49,618	14,707	113,059	1,662	679,957
Watch (5)	—	—	—	132	—	267	69	468
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	144	—	50	1,223	83	1,500
Total	237,498	169,765	93,792	49,750	14,757	114,549	1,814	681,925

Other residential
Satisfactory (1-4)	117,029	96,551	115,418	179,441	104,053	70,438	11,605	694,535
Watch (5)	—	—	—	—	—	3,417	—	3,417
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	117,029	96,551	115,418	179,441	104,053	73,855	11,605	697,952

Commercial real estate
Satisfactory (1-4)	141,868	113,226	220,580	231,321	196,166	521,545	22,785	1,447,491
Watch (5)	—	410	582	—	—	25,742	—	26,734
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	2,006	—	2,006
Total	141,868	113,636	221,162	231,321	196,166	549,293	22,785	1,476,231

Commercial business
Satisfactory (1-4)	67,049	28,743	23,947	16,513	24,126	58,116	76,187	294,681
Watch (5)	—	—	—	—	—	58	—	58
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	67,049	28,743	23,947	16,513	24,126	58,174	76,187	294,739

Consumer
Satisfactory (1-4)	20,140	11,138	7,154	9,065	4,175	24,280	130,111	206,063
Watch (5)	—	—	—	20	4	10	29	63
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	2	—	16	32	280	347	677
Total	20,140	11,140	7,154	9,101	4,211	24,570	130,487	206,803

Combined
Satisfactory (1-4)	786,753	739,500	603,351	531,011	346,492	792,592	242,877	4,042,576
Watch (5)	—	410	582	152	4	29,494	98	30,740
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	2	144	16	82	3,524	898	4,666
Total	786,753	$739,912	$604,077	$531,179	$346,578	$825,610	$243,873	$4,077,982

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

The following table presents the balances of acquired loans related to the various FDIC-assisted transactions at September 30, 2022 and December 31, 2021.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
September 30, 2022
Gross loans receivable	$2,783	$4,410	$7,525	$26,253	$17,637
Balance of accretable discount due to change in expected losses	—	—	—	—	—
Net carrying value of loans receivable	$2,783	$4,410	$7,525	$26,253	$17,637

December 31, 2021
Gross loans receivable	$3,613	$5,304	$9,405	$32,645	$23,632
Balance of accretable discount due to change in expected losses	(65)	(19)	(63)	(58)	(224)
Net carrying value of loans receivable	$3,548	$5,285	$9,342	$32,587	$23,408

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2022	2021

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	315
Commercial construction	—	—
One- to four-family residential	—	183
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	86	90

Foreclosed assets held for sale and repossessions	86	588

Other real estate owned not acquired through foreclosure	183	1,499

Other real estate owned and repossessions	$269	$2,087

At September 30, 2022, other real estate owned not acquired through foreclosure included two properties, both of which were branch locations that were closed and held for sale. At December 31, 2021, other real estate owned not acquired through foreclosure included four properties, all of which were branch locations that were closed and held for sale.

At September 30, 2022, residential mortgage loans totaling $480,000 were in the process of foreclosure. At December 31, 2021, residential mortgage loans totaling $125,000 were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	September 30,
	2022	2021

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(5)	$(1)
Valuation write-downs	—	—
Operating expenses, net of rental income	89	104
	$84	$103

	Nine Months Ended
	September 30,
	2022	2021

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(148)	$(169)
Valuation write-downs	23	83
Operating expenses, net of rental income	438	559
	$313	$473

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	September 30,	December 31,
	2022	2021

	(In Thousands)
Land	$39,615	$39,440
Buildings and improvements	104,023	101,207
Furniture, fixtures and equipment	65,175	57,982
Operating leases right of use asset	7,645	7,715
	216,458	206,344
Less: accumulated depreciation	77,048	73,611
	$139,410	$132,733

Leases. The Company adopted ASU 2016 02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2022, the lease right of use asset value was $7.6 million and the corresponding lease liability was $7.8 million. As of December 31, 2021, the lease right of use asset value was $7.7 million and the corresponding lease liability was $7.9 million. At September 30, 2022, expected lease terms ranged from 0.5 years to 16.2 years with a weighted-average lease term of 8.4 years. The weighted-average discount rate at September 30, 2022 was 3.42%.

For the three months ended September 30, 2022 and 2021, lease expense was $408,000 and $386,000, respectively. For each of the nine months ended September 30, 2022 and 2021, lease expense was $1.2 million. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended September 30, 2022 and 2021 was $80,000 and $79,000, respectively. The total lease expense related to ATMs for the nine months ended September 30, 2022 and 2021 was $228,000 and $230,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended September 30, 2022 and 2021, income recognized from these lease agreements was $300,000 and $323,000, respectively, and was included in occupancy and equipment expense. In the nine months ended September 30, 2022 and 2021, income recognized from these lease agreements was $890,000 and $903,000, respectively, and was included in occupancy and equipment expense.

	September 30, 2022	December 31, 2021

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,645	$7,715
Operating leases liability	$7,839	$7,886

	For the Three Months Ended
	September 30, 2022	September 30, 2021

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$408	$386

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$400	$375
Right of use assets obtained in exchange for lease obligations:
Operating leases	618	74

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$1,166	$1,153

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,141	$1,117
Right of use assets obtained in exchange for lease obligations:
Operating leases	618	74

At September 30, 2022, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2022	$303
2023	1,199
2024	1,146
2025	1,126
2026	1,063
2027	987
Thereafter	3,206

Future lease payments expected	9,030

Less: interest portion of lease payments	(1,191)

Lease liability	$7,839

NOTE 10: DEPOSITS

	September 30,	December 31,
	2022	2021

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$433,398	$825,217
1.00% - 1.99%	351,890	73,563
2.00% - 2.99%	500,334	55,509
3.00% - 3.99%	74,516	6,780
4.00% and above	519	—
Total time deposits (weighted average rate 1.54% and 0.60%)	1,360,657	961,069
Non-interest-bearing demand deposits	1,112,344	1,209,822
Interest-bearing demand and savings deposits (weighted average rate 0.39% and 0.12%)	2,266,117	2,381,210
Total Deposits	$4,739,118	$4,552,101

At September 30, 2022 and December 31, 2021, total time deposits included $361.6 million and $67.4 million, respectively, of brokered deposits, and $78.3 million and $203.8 million, respectively, of national time deposits initiated through internet channels.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2022 and December 31, 2021, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances). There were overnight funds borrowed from the Federal Home Loan Bank of Des Moines as of September 30, 2022, which are included below in Note 12. There were no overnight funds borrowed from the Federal Home Loan Bank of Des Moines as of December 31, 2021.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30,	December 31,
	2022	2021

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,119	$1,449
Other interest-bearing liabilities	—	390
Securities sold under reverse repurchase agreements	124,187	137,116
Overnight borrowings from the Federal Home Loan Bank	98,000	—
	$223,306	$138,955

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

	September 30, 2022	December 31, 2021
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$124,187	$137,116

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

Amortization of the debt issuance costs during the three months ended September 30, 2022 and 2021 of both subordinated note offerings, to the extent applicable, totaled $74,000 and $146,000, respectively. Amortization of the debt issuance costs during the nine months ended September 30, 2022 and 2021 of both subordinated notes offerings, to the extent applicable, totaled $223,000 and $512,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.96% on the 2020 issuance.

At September 30, 2022 and December 31, 2021, subordinated notes are summarized as follows:

	September 30, 2022	December 31, 2021

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	793	1,016
	$74,207	$73,984

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2022	2021
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.6)	(0.3)
Tax credits	(1.7)	(1.5)
State taxes	1.6	1.4
Other	0.2	0.3
	20.5%	20.9%

	Nine Months Ended September 30,
	2022	2021
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.3)
Tax credits	(1.7)	(1.6)
State taxes	1.7	1.5
Other	—	0.3
	20.5%	20.9%

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

The State of Illinois Department of Revenue recently completed a tax examination of the Company’s Illinois Business Income Tax for the 2018 and 2019 tax years. There were no proposed material changes to the returns.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2022 and December 31, 2021:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2022
Available-for-sale securities
Agency mortgage-backed securities	$288,255	$—	$288,255	$—
Agency collateralized mortgage obligations	70,776	—	70,776	—
States and political subdivisions securities	62,329	—	65,362	—
Small Business Administration securities	61,447	—	66,642	—
Interest rate derivative asset	11,627	—	11,627	—
Interest rate derivative liability	(11,321)	—	(11,321)	—

December 31, 2021
Available-for-sale securities
Agency mortgage-backed securities	$229,441	$—	$229,441	$—
Agency collateralized mortgage obligations	204,277	—	204,277	—
States and political subdivisions securities	40,015	—	40,015	—
Small Business Administration securities	27,299	—	27,299	—
Interest rate derivative asset	2,816	—	2,816	—
Interest rate derivative liability	(2,895)	—	(2,895)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2022 and December 31, 2021 as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR/SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at September 30, 2022 or December 31, 2021.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the hierarchy in which such measurements fall at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2022
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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At September 30, 2022 and December 31, 2021, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2022 or the year ended December 31, 2021, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2022 or the year ended December 31, 2021, subsequent to their initial transfer to foreclosed assets.

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

	September 30, 2022			December 31, 2021
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$189,006	$189,006	1	$717,267	$717,267	1
Held-to-maturity securities	206,485	180,411	2	—	—	2
Mortgage loans held for sale	4,097	4,097	2	8,735	8,735	2
Loans, net of allowance for credit losses	4,497,109	4,422,371	3	4,007,500	4,001,362	3
Interest receivable	13,787	13,787	3	10,705	10,705	3
Investment in FHLBank stock and other assets	31,254	31,254	3	6,655	6,655	3

Financial liabilities
Deposits	4,739,118	4,721,574	3	4,552,101	4,552,202	3
Short-term borrowings	223,306	223,306	3	138,955	138,955	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,207	72,188	2	73,984	81,000	2
Interest payable	2,632	2,632	3	646	646	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	47	47	3	50	50	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. All seven acquired loans with interest rate swaps have now paid off. The aggregate notional amount of the remaining Valley swaps was $482,000 at December 31, 2021. At September 30, 2022, the Company had seven interest rate swaps and one interest rate cap totaling $104.6 million in notional amount with commercial customers, and seven interest rate swaps and one interest rate cap with the same aggregate notional amount with third parties related to its program. In addition, the Company has one participation loan purchased totaling $8.9 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2021, excluding the Valley Bank swaps, the Company had 11 interest rate swaps and one interest rate cap totaling $93.9 million in notional amount with commercial customers, and 11 interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. During the three months ended September 30, 2022 and 2021, the Company recognized net gains of $88,000 and $45,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the nine months ended September 30, 2022 and 2021, the Company recognized net gains of $385,000 and $340,000 during, respectively, in non-interest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swaps. As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate was reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans.

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At September 30, 2022, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The floating rate of interest was 2.553% as of September 30, 2022. The Company will receive net interest settlements, which will be recorded as loan interest income, to the extent that the fixed rate of interest exceeds one-month USD-LIBOR. If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. On October 1, 2022, the floating rate of interest reset to 3.14271%.

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

The Company recorded loan interest income of $2.0 million on the terminated interest rate swap during each of the three months ended September 30, 2022 and 2021. The Company recorded loan interest income of $6.1 million on this interest rate swap during each of the nine months ended September 30, 2022 and 2021. The Company recorded negative loan interest income of $428,000 and loan interest income of $610,000, related to the February 2022 interest rate swap during the three and nine months ended September 30, 2022, respectively.The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and nine months ended September 30, 2022 and 2021, the Company recognized no non-interest income related to changes in the fair value of these derivatives. At September 30, 2022, the Company expected to have an amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2022	2021

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swap	Accrued expenses and other liabilities	$33,123	$—

Total derivatives designated as hedging instruments		$33,123	$—

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$11,627	$2,816

Total derivatives not designated as hedging instruments		$11,627	$2,816

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$11,321	$2,895

Total derivatives not designated as hedging instruments		$11,321	$2,895

The following table presents the effect of cash flow hedge accounting through accumulated other comprehensive income on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2022	2021

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,580)	$(1,580)
Active interest rate swaps, net of income taxes	(19,898)	—
	$(21,478)	$(1,580)

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2022	2021

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(4,691)	$(4,690)
Active interest rate swaps, net of income taxes	(25,570)	—
	$(30,261)	$(4,690)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended September 30,
Cash Flow Hedges	2022		2021
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$59,657	$—	$49,640	$—
Total Interest Expense	—	6,759	—	4,717
	$59,657	$6,759	$49,640	$4,717

Terminated interest rate swap	$2,047	$—	$2,048	$—
Active interest rate swaps	(428)	—	—	—
	$1,619	$—	$2,048	$—

	Nine Months Ended September 30,
Cash Flow Hedges	2022		2021
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$159,028	$—	$150,725	$—
Total Interest Expense	—	14,034	—	17,030
	$159,028	$14,034	$150,725	$17,030

Terminated interest rate swap	$6,076	$—	$6,076	$—
Active interest rate swaps	610	—	—	—
	$6,686	$—	$6,076	$—

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

At September 30, 2022, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and active interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $21.7 million. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At September 30, 2022, the Company had given cash collateral to one derivative counterparty of $20.8 million to cover its fair value position.

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

If the Company had breached any of these provisions at September 30, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report and in documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements. The novel coronavirus disease, or COVID-19, pandemic has adversely affected the Company, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on the Company’s business, financial position, results of operations, liquidity, and prospects is uncertain. While general business and economic conditions have improved, increases in unemployment rates, labor shortages, or turbulence in domestic or global financial markets could adversely affect the Company’s revenues and the values of its assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to, COVID-19, could affect the Company in substantial and unpredictable ways.

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

Allowance for Credit Losses and Valuation of Foreclosed Assets

The Company believes that the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated credit losses. The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified and/or TDR loans with a balance greater than or equal to $100,000 which are classified or restructured troubled debt, are evaluated on an individual basis.

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

Significant changes were made to management’s overall methodology for evaluating the allowance for credit losses beginning on January 1, 2021 due to the adoption of ASU 2016-13. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 6 of the accompanying financial statements for additional information.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2022, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2022, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market from Fifth Third Bank. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At September 30, 2022, the amortizable intangible assets included core deposit intangibles of $211,000 and the arena naming rights of $5.4 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

Our regular annual impairment assessment occurs in the third quarter of each year. At September 30, 2022, the Company performed this annual review and concluded that no impairment of its goodwill or intangible assets had occurred at September 30, 2022. While the Company believes no impairment of its goodwill or other intangible assets existed at September 30, 2022, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

A summary of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2022	2021

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	211	685

Arena Naming Rights (April 2022)	5,422	—
	$11,029	$6,081

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively affect the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020, which severely affected tourism, labor markets, business travel, immigration and the global supply chain among other areas. The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sports events, retail shops, personal services, and more. Currently, the pandemic continues to recede and is thus becoming less disruptive to the U.S. and global economies. While there are likely to be future waves of the virus, governments, households and businesses are increasingly adept at adjusting to the virus.

More than 22 million jobs were lost in March and April 2020 as businesses closed their doors or reduced their operations, sending employees home on furlough or layoffs. Hunkered down at home with uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation’s economic output, plunged. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a fiscal relief bill passed by Congress and signed by the President in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and loans to small businesses that would help keep employees on their payroll, fueling a historic bounce-back in economic activity.

Total fiscal support to the economy throughout the pandemic, including the CARES Act passed into law in March 2020, the American Rescue Plan of March 2021, and several smaller fiscal packages, totaled well over $5 trillion. The amount of this support was equal to almost 25% of pre-pandemic 2019 GDP and approximately three times that provided during the global financial crisis of 2007-2008.

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

While initiatives by the Federal Reserve and Congress significantly improved consumer spending, GDP, and employment, economic momentum began to level off in first quarter of 2022 with a slowdown in inventory growth and a decline in net exports. Real gross domestic product (GDP) increased at an annual rate of 2.6% in the third quarter of 2022 according to the “advance” estimate released by the Bureau of Economic Analysis. In the second quarter 2022, real GDP decreased 0.6%. The third quarter 2022 increase in real GDP reflected increases in net exports, consumer spending, nonresidential fixed investment, federal government spending, and state and local government spending that were partly offset by decreases in residential fixed investment and private inventory investment.

Prompting the Fed to take a more aggressive policy stance in 2022 is the surge in inflation to a 40-year high, fueled in part by Russia’s invasion of Ukraine and causing oil and other commodity prices to spike. This has also fanned already uncomfortably high inflation expectations. Adding to the pressure to act more quickly is the strong economy, the rapid growth in jobs, and the decline in unemployment. As of September 30, 2022, the economy was on track to return to full employment in the next few months with unemployment around 3.5%. In response to rising prices and the high inflation rate, the Federal Reserve has engaged in an aggressive monetary tightening program, raising the federal funds rate by 300 basis points thus far in 2022. The forecast is for a 75-basis point rate hike at the November 2022 Federal Open Market Committee meeting. This is expected to be followed by rate hikes of 50 basis points in December 2022 and 25 basis points in early 2023 per Moody’s Analytics.

Fears of a coming recession continue as the Federal Reserve raises interest rates to rein in inflation that is spiraling higher at decades-long record rates. At October 31, 2022, the US Index of Consumer Sentiment was at 59.90, up 2.22% from 58.60 at September 30, 2022 and down 16.46% from 71.70 one year ago.

Following Russia’s invasion of Ukraine in February 2022, global oil prices began to rise and were trading over $100 per barrel by summer 2022. OPEC’s recent decision to cut its production quotas has pushed oil prices back up near $100 per barrel. Prices had slumped below $90 per barrel on a weaker global economy and oil demand, the strong U.S. dollar, and the European Union’s slow implementation of sanctions on its imports of Russian oil.

Persistent shortages of materials and labor and snags in supply chains have caused prices to vault higher for months. Inflation as measured by the consumer price index (CPI) decreased by 0.1% in September 2022 when compared to August 2022.

The Fed reduced its securities holdings by up to a total of $47.5 billion each month from June 2022 through August 2022, and since September 2022, the maximum monthly reduction has been $95 billion. The Fed will reinvest any maturing amounts above the monthly caps by buying at auctions for Treasury securities or by purchasing securities in the secondary market in the case of agency MBS.

Ten-year Treasury yields are currently close to 4%, as global bond investors digest the implications of the Fed’s aggressive monetary actions. Yields are consistent with their estimated long-run equilibrium, which is consistent with the estimate of nominal potential GDP growth of 4%.

The recently passed Inflation Reduction Act raises nearly $750 billion over the next decade through higher taxes on large corporations and wealthy individuals and lower Medicare prescription drug costs, to pay for nearly $450 billion in tax credits and deductions and additional government spending to address climate change and lower health insurance premiums for Americans who benefit from the Affordable Care Act. The remaining more than $300 billion goes to reducing future budget deficits. Broadly, the legislation is intended to address climate change, lower healthcare costs for lower-income households and seniors, and reduce future budget deficits.

The federal government posted a deficit of $2.8 trillion in fiscal 2021 and is on track to post a deficit of $1 trillion in fiscal 2022. The publicly traded debt-to-GDP ratio has surged to near 95%. Lawmakers were appropriately not focused on deficits during early stages of the pandemic given the need to respond to the crisis, but addressing the nation’s fragile fiscal situation remains critical.

Employment

The national unemployment rate in September 2022 edged down to 3.5%. The number of unemployed individuals remained essentially unchanged at 5.8 million, recovering close to pre-pandemic levels as of February 2020, at which time the unemployment rate was 3.5% and unemployed persons numbered 5.7 million. In the U.S., monthly job growth has averaged 420,000 thus far in 2022, compared to an average of 562,000 per month in 2021. In September 2022, notable job gains occurred in leisure, hospitality, and healthcare.

In September 2022, private sector non-farm employment had increased by 263,000. This milestone happened years earlier than in prior recoveries. Sectors with the fastest recoveries occurred in industrial production sectors and consumer spending on goods, particularly e-commerce. By contrast, sectors that became higher risk during the pandemic due to their in-person work requirements and potentially lower wages, have not fully recovered. Job cuts in technology and housing have occurred in recent months due to concerns of a recession as the Federal Reserve aggressively tightens monetary policy to quell inflation.

As of September 2022, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained little changed at 62.3%. Based on September 2022 information, the unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 4.3% in September 2021 to 3.4% in September 2022. Unemployment rates for August 2022 in the states where the Company has a branch or loan production offices were Arizona at 4.2%, Arkansas at 3.5%, Colorado at 3.3%, Georgia at 3.1%, Illinois at 4.8%, Iowa at 2.9%, Kansas at 3.1%, Minnesota at 2.1%, Missouri at 3.0%, Nebraska at 2.2%, North Carolina at 3.9%, Oklahoma at 3.4%, and Texas at 4.2%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 3.5% for September 2022, with the major outlier being Chicago at 4.9%.

Single Family Housing

Sales of new single-family houses in September 2022 were at a seasonally adjusted annual rate of 603,000, according to U.S. Census Bureau and Department of Housing and Urban Development estimates. This is 10.9% below the revised August 2022 rate of 677,000 and 17.6% below the September 2021 estimate of 732,000. In September 2022, U.S. single-family housing starts fell to their lowest level in more than two years, dropping 8.1% to a seasonally adjusted annual rate of 1.4 million from the August 2022 rate of 1.6 million and registered 7.7% below the September 2021 rate of 1.6 million. Single-family housing starts in September 2022 were at a rate of 892,000, which was a 4.7% drop from August 2022 at 936,000.

The median sales price of new houses sold in September 2022 was $470,600, up from $413,200 in September 2021. The average sales price in September 2022 of $517,700 was up from $470,600 in September 2021. The inventory of new homes for sale, at an estimated 468,000 at the end of September 2022, would support 9.5 months of sales at the current sales rate, up from 6.5 months’ supply at the end of September 2021.

National existing-home sales in September 2022 declined for the eighth consecutive month to a seasonally adjusted annual rate of 4.71 million. Sales were down 1.5% from August 2022 and 23.8% from September 2021. Existing–home sales in the Midwest slid 1.7% from August 2022 to an annual rate of 1.14 million in September 2022, falling 19.7% from September 2021 sales of 1.42 million.

The median existing-home sales price nationally as of September 30, 2022 climbed 8.4% to $385,000 from $355,000 as of September 2021. This marked 127 consecutive months of year-over-year increases, the longest running streak on record. The median price in the Midwest was $282,000, up 6.9% from the prior year median price of $263,000.

Nationally, properties typically on average remained on the market for 19 days in September 2022, up from 16 days in August 2022 and 17 days in September 2021. Of homes sold in September 2022, 70% were on the market for less than a month. All-cash sales represented 23% of transactions in September 2022, down from 24% in August 2022 and 23% in September 2021.

The inventory of unsold existing homes at the end of September 2022 was 1.25 million which was down 2.3% from August 2022 and 0.8% from September 2021. Unsold inventory in September 2022 represents 3.2 months’ supply at the current monthly sales pace, unchanged from August 2022 and up from 2.4 months in September 2021.

The housing market is feeling the impact of sharply rising mortgage rates and higher inflation on housing affordability. If consumer price inflation continues to remain at current levels, mortgage rates can be expected to move higher. Additionally, while home prices have consistently increased due to tight supply, prices may decline as available inventory increases due to lower demand.

First-time buyers accounted for 29% of sales in September 2022, unchanged from August 2022 but slightly higher than 28% in September 2021.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 6.11% in September 2022, up from 5.22% in August 2022. The average for all of 2021 was 2.96%.

Other Residential (Multi-Family) Housing and Commercial Real Estate

After years of unprecedented demand for apartment units resulting in vacancy rates hitting historic lows at the end of 2021, the 127,000 new units delivered during the quarter ending September 30, 2022 has contributed to the current oversupply situation and pushed the national vacancy rate up from an all-time low of 4.7% just a year ago to 5.5% as of September 2022.

Overall, absorption during 2022 of constructed units did not keep pace with a diminished demand caused by rising inflation cutting into renter household budgets. Additionally, consumer concerns regarding a possible recession has likely put a hold on a number of potential household formations

CoStar projects that national year-over-year rent growth will moderate further from its current 5.7% pace to 3.8% at the end of the 2022. Midwest and gateway markets fared the best over the past 3 months with rent growth slipping only slightly. St. Louis and Kansas City registered third quarter annual rent growth of 7.3%, which remains significantly higher than their 5-year prepandemic average.

Investment capital continued to pour into the multifamily sector during the third quarter, as multifamily transaction activity topped the four major real estate sectors. Investors still see rent growth remaining above the long-term average despite the moderation in rents experienced so far in 2022. Furthermore, sales activity in the third quarter of 2022 stood well above pre-pandemic levels.

The combination of rising interest rates, more expensive debt and lower pro-forma rents led to 4- and 5- Star cap rates rising during the summer. With the 10-year treasury rate rising, upward pressure on cap rates will most likely continue. Some investors have already moved to the sidelines as they await further signaling on the direction of economic growth and the Federal Reserve's inflation fighting. Transaction activity may slow during the fourth quarter of 2022 as the market awaits more clarity.

As of September 30, 2022, national multifamily market vacancy rates increased to 5.5%. Our market areas reflected the following apartment vacancy levels as of September 2022: Springfield, Missouri at 2.7%, St. Louis at 8.8%, Kansas City at 5.7%, Minneapolis at 6.3%, Tulsa, Oklahoma at 6.5%, Dallas-Fort Worth at 7.2%, Chicago at 4.9%, Atlanta at 7.7%, Phoenix at 8.4%, Denver at 6.6% and Charlotte, North Carolina at 7.3%. Five of our market areas, Atlanta, Dallas-Fort Worth, Denver, Minneapolis, and Phoenix, were in the top ten metropolitan areas for current construction and 12-month deliveries to market.

Demand for office space is weakening once again, with net absorption falling back into negative territory and the pool of available sublease space expanding. Uncertainty remains the prevailing theme, as firms continue to debate workplace schedules and assess real estate requirements. With the additional risk of recession rising amid high inflation and aggressive Fed policy, a full recovery in the office market is likely a longer-term proposition.

Rent growth as of September 30, 2022 is now positive on a year-over-year basis in most major markets, although it remains modest in many. The current oversupply of available space, both existing and forthcoming, points to downside risk.

Multiple factors could weigh on both activity and pricing in the office market going forward, including higher interest rates and subsequent cost of debt, slowing economic growth, and continued shift to remote and hybrid workplace schedules.

As of September 30, 2022, national office vacancy rates remained about the same at 12.5% compared to June 30, 2022, while our market areas reflected the following vacancy levels at September 30, 2022: Springfield, Missouri at 4.9%, St. Louis at 10.7%, Kansas City at 10%, Minneapolis at 10.5%, Tulsa, Oklahoma at 12.1%, Dallas-Fort Worth at 17.2%, Chicago at 14.9%, Atlanta at 14.3%, Denver at 14.9%, Phoenix at 14.9% and Charlotte, North Carolina at 11.2%.

The retail sector remains in expansion mode despite growing headwinds from inflation and rising interest rates. Overall, consumers continue to spend at a very healthy clip, though the increased cost of necessities such as food, gas, and housing are starting to weigh on the real growth of spending for non-essential goods. Leasing activity for smaller spaces is being overwhelmingly driven by growth in quick service restaurants and cellular service retailers. While demand for retail space is on the rise, construction activity continues to fall. Most recent construction activity has consisted of single-tenant build-to-suits or smaller ground floor spaces in mixed-use developments. Due to growing demand and minimal new supply, vacancy rates declined across most retail segments in the third quarter of 2022. While rents increased at 4.2% over the most recent 12-month period, inflation expectations will likely restrain the real rate of rental growth and keep it in line with or slightly below the average growth rate seen during the five years preceding the pandemic.

During the third quarter of 2022, national retail vacancy rates remained level at 4.4% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.1%, St. Louis at 5.7%, Kansas City at 4.3%, Minneapolis at 3.3%, Tulsa, Oklahoma at 3.2%, Dallas-Fort Worth at 4.8%, Chicago at 5.8%, Atlanta at 4.0%, Phoenix at 5.3%, Denver at 4.3%, and Charlotte, North Carolina at 3.7%.

The U.S. has been in the midst of a historic boom in household spending on retail goods (both online and in store), all of which need to be stored in logistics properties across the country before reaching the end consumer. U.S. industrial leasing has held up remarkably well despite rising interest rates and stubbornly high inflation rates eroding household purchasing power, which has resulted in a decline in consumer goods spending from high levels recorded during early 2021 when the final round of stimulus checks were issued. Even when adjusted for recent inflation, monthly goods spending still continues at the latter part of 2022, to come in about 6% higher than levels that likely would have been recorded, had spending not spiked in recent years and simply continued to rise in line with its pre-pandemic growth trend.

Risks that industrial leasing will moderate back down toward levels that are more normal in 2023 are accumulating. Leading indicators of U.S. economic growth including housing permitting, the yield curve, and consumer expectations for business conditions have been flashing warning signs since the Federal Reserve began raising interest rates during early 2022.

Amazon, which accounted for 15%-20% of North American industrial absorption during 2020–21 by CoStar estimates, has clearly pumped the brakes on its distribution network expansion, canceling a range of development projects and even putting more than 6 million SF worth of existing distribution centers back on the market, either through sublease or by letting leases expire. So far, Amazon has disproportionately shed its smaller, older distribution space in locations where the firm has recently leased larger, more modern distribution centers nearby.

U.S. industrial rent growth at 11.4% year over year continues to accelerate as the slowing economy has yet to move the retail industrial space market in tenants' favor.

At September 30, 2022, national industrial vacancy rates remained at a record low of 4.0% while our market areas reflected the following vacancy levels: Springfield, Missouri at 1.2%, St. Louis at 3.7%, Kansas City at 3.9%, Minneapolis at 2.9%, Tulsa, Oklahoma at 3.9%, Dallas-Fort Worth at 5.6%, Chicago at 4.1%, Atlanta at 3.5%, Phoenix at 3.8%, Denver at 5.5% and Charlotte, North Carolina at 5.1%.

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

COVID-19 infection rates currently are relatively low in our markets and the CDC has relaxed most restrictions that were previously in place. In some cases those restrictions have been replaced with recommendations. Also, states and local municipalities may restrict certain activities from time to time. Our business is currently operating normally, similar to operations prior to the onset of the COVID-19 pandemic. We continue to monitor infection rates and other health and economic indicators to ensure we are prepared to respond to future challenges, should they arise.

Paycheck Protection Program Loans

Great Southern actively participated in the Paycheck Protection Program (“PPP”) through the SBA. In total, we originated approximately 3,250 PPP loans, totaling approximately $179 million. SBA forgiveness was approved and processed, and full repayment proceeds were received by us, for virtually all of these PPP loans during 2021 and early 2022.

Great Southern received fees from the SBA for originating PPP loans based on the amount of each loan. At September 30, 2022, remaining net deferred fees related to PPP loans totaled $8,000, and we expect these remaining net deferred fees will accrete to interest income during the fourth quarter of 2022. The fees, net of origination costs, are deferred in accordance with standard accounting practices and accreted to interest income on loans over the contractual life of each loan. In the three months ended September 30, 2022 and 2021, Great Southern recorded approximately $28,000 and $1.6 million, respectively, of net deferred fees in interest income on PPP loans. In the nine months ended September 30, 2022 and 2021, Great Southern recorded approximately $497,000 and $3.9 million, respectively, of net deferred fees in interest income on PPP loans.

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

Great Southern’s total assets increased $226.3 million, or 4.2%, from $5.45 billion at December 31, 2021, to $5.68 billion at September 30, 2022. Details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2022 and December 31, 2021” section of this Quarterly Report on Form 10-Q.

Loans. Net outstanding loans increased $489.6 million, or 12.2%, from $4.01 billion at December 31, 2021, to $4.50 billion at September 30, 2022. The increase was primarily in other residential (multi-family) loans, one- to four family residential loans and commercial real estate loans. These increases were partially offset by a decrease in construction loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family), commercial real estate and one- to four family residential real estate, and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, Phoenix and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At September 30, 2022 and December 31, 2021, 0.2% and 0.3%, respectively, of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination. At both September 30, 2022 and December 31, 2021, an estimated 0.2% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2022, TDRs totaled $3.0 million, or 0.07% of total loans, a decrease of $865,000 from $3.9 million, or 0.1% of total loans, at December 31, 2021. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For TDRs occurring during the nine months ended September 30, 2022, none were restructured into multiple new loans. For TDRs occurring during the year ended December 31, 2021, one loan totaling $45,000 was restructured into multiple new loans. For further information on TDRs, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

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

The Company has been regularly monitoring its portfolio of loans tied to LIBOR since 2019, with specific groups of loans identified. The Company implemented LIBOR fallback language for all commercial loan transactions near the end of 2018, with such language utilized for all commercial loan originations and renewals/modifications since that time. The Company is monitoring the remaining group of loans that were originated prior to the fourth quarter of 2018, and have not been renewed or modified since that time. At September 30, 2022, this represented approximately 34 commercial loans totaling approximately $63 million; however, only 24 of those loans, totaling $23 million, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $364 million at September 30, 2022), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. The vast majority of the loan portfolio tied to LIBOR now includes LIBOR replacement language that identifies “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is substantially similar to the previous LIBOR-based rate.

Available-for-sale Securities. In the nine months ended September 30, 2022, available-for-sale securities decreased $18.2 million, or 3.6%, from $501.0 million at December 31, 2021, to $482.8 million at September 30, 2022. The decrease was primarily due to $226.5 million in available-for-sale securities being transferred to held-to-maturity during the period and calls of municipal securities and normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. The decrease was mostly offset with purchases of U.S. Government agency fixed-rate single-family and multi-family mortgage-backed securities and collateralized mortgage obligations. The Company used excess liquid funds and loan repayments to fund this increase in investment securities.

Held-to-maturity Securities. In the nine months ended September 30, 2022, as noted above, available-for-sale securities of $226.5 million were transferred to held-to-maturity. This transfer included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities. At September 30, 2022 the balance of held-to-maturity securities was $206.5 million.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2022, total deposit balances increased $187.0 million, or 4.1%. Compared to December 31, 2021, transaction account balances decreased $212.6 million, or 5.9%, to $3.38 billion at September 30, 2022, while retail certificates of deposit increased $105.4 million, or 11.8%, to $999.1 million at September 30, 2022. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts, IntraFi Network Reciprocal Deposits and various money market accounts, as small businesses and individuals appear to be drawing down their balances to pay for goods and services. Interest-bearing transaction account balances were also negatively impacted by one large customer that experienced net outflows of balances, which the Company had been made aware of and anticipated and which had accumulated in 2020 and 2021 during the height of the COVID-19 pandemic. Their deposit balances are returning to pre-COVID-19 levels. Retail time deposits increased due to an increase in retail certificates generated through the banking center network, partially offset by decreases in national time deposits initiated through internet channels. Time deposits initiated through internet channels experienced a planned decrease ($125.5 million in the nine months ended September 30, 2022) due to increases in overall liquidity levels in 2021 and to reduce the Company’s cost of funds. Brokered deposits were $361.6 million and $67.4 million at September 30, 2022 and December 31, 2021, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our continued access to brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $12.9 million from $137.1 million at December 31, 2021 to $124.2 million at September 30, 2022. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short-term borrowings and other interest-bearing liabilities increased $97.3 million from $1.8 million at December 31, 2021 to $99.1 million at September 30, 2022. At September 30, 2022, $98.0 million of this total was overnight borrowings from the FHLBank, which were utilized to fund growth in outstanding loans.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. In 2022 to date, the FRB increased interest rates on six separate occasions, 0.25% on March 17, 0.50% on May 5, 0.75% on June 16, 0.75% on July 27, 0.75% on September 22 and 0.75% on November 2. At September 30, 2022, the Federal Funds rate stood at 3.25% and today stands at 4.00%. Financial markets are anticipating further increases in interest rates in the remainder of 2022 and the beginning of 2023, with 0.75-1.00% of additional cumulative rate hikes currently anticipated. A substantial portion of Great Southern’s loan portfolio ($1.08 billion at September 30, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2022. Of these loans, $1.07 billion had interest rate floors. Great Southern’s loan portfolio also includes loans ($357 million at September 30, 2022) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2022. Of these loans, $357 million had interest rate floors. Great Southern also has a portfolio of loans ($724 million at September 30, 2022) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $665 million had interest rate floors at various rates. At September 30, 2022, nearly all of these LIBOR/SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index, SOFR indices or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company’s is unable to significantly lower its funding costs due to a highly competitive rate environment, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our LIBOR-based, SOFR-based and prime-based loans.

As of September 30, 2022, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates, SOFR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates, SOFR interest rates and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Beginning in March 2022, market interest rates, including LIBOR interest rates and “prime” interest rates, began to increase rapidly. This has resulted in increasing loan yields and expansion of our net interest income and net interest margin in 2022. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2022 and 2021” section of this report.

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

The rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses. The capital conservation buffer became fully implemented on January 1, 2019.

Effective January 1, 2015, these rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (i) CET1 risk-based capital ratio of at least 6.5%, (ii) a Tier 1 risk-based capital ratio of at least 8%, (iii) a total risk-based capital ratio of at least 10% and (iv) a Tier 1 leverage ratio of 5%, and must not be subject to an order, agreement or directive mandating a specific capital level.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Currently, the CBLR is 9.0%. The Company and the Bank have chosen to not utilize the new CBLR due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Business Initiatives

On October 17, 2022, the Company’s new banking center in Kimberling City, Missouri, opened for business. This newly-constructed building replaced the Company’s former facility located on the same property at 14309 Highway 13. Customers were served from a temporary building on the property during the demolition and construction period. Including this office, the Company operates three banking centers in the Branson Tri-Lakes area of southwest Missouri.

In the first quarter of 2023, a high-transaction-volume banking center located at 1615 West Sunshine Street in Springfield, Missouri, is expected to be razed to make way for an Express Banking facility, utilizing only interactive teller machine (ITM) technology to serve customers. The modern four-lane drive-up center will be the first-of-its-kind in the Springfield market. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the penny. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

During the nine months ended September 30, 2022, the Company’s total assets increased by $226.3 million to $5.68 billion. The increase was primarily in loans and investment securities, partially offset by a decrease in cash equivalents.

Cash and cash equivalents were $189.0 million at September 30, 2022, a decrease of $528.3 million, or 73.6%, from $717.3 million at December 31, 2021. Excess funds held at the Federal Reserve Bank at December 31, 2021 were primarily the result of increases in net loan repayments throughout 2021. In 2022, these excess funds were used to purchase new investment securities and originate loans.

The Company’s available-for-sale securities decreased $18.2 million, or 3.6%, compared to December 31, 2021. The decrease was primarily related to the transfer of $226.5 million in available-for-sale securities to held-to-maturity during 2022 and by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. This decrease was mostly offset by the purchase of U.S. Government agency fixed-rate single-family or multi-family mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 8.5% and 9.2% of total assets at September 30, 2022 and December 31, 2021, respectively.

Held-to-maturity securities were $206.5 million at September 30, 2022. As indicated above, during the nine months ended September 30, 2022, $226.5 million in available-for-sale securities were transferred to held-to-maturity. This included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. The held-to-maturity securities portfolio was 3.6% of total assets at September 30, 2022.

Net loans increased $489.6 million from December 31, 2021, to $4.50 billion at September 30, 2022. This increase was primarily in other residential (multi-family) loans ($217 million increase), one- to four-family residential loans ($202 million increase) and commercial real estate loans ($100 million increase). These increases were partially offset by a decrease in construction loans ($29 million decrease). Loan origination volume in the nine months ended September 30, 2022 was similar to loan origination volume that occurred in 2020 and 2021; however, the pace of loan payoffs prior to maturity has slowed in 2022 due to the increase in market rates of interest.

Total liabilities increased $331.8 million, from $4.83 billion at December 31, 2021 to $5.16 billion at September 30, 2022, primarily due to increases in short-term borrowings from FHLBank and brokered deposits. This was partially offset by a reduction in non-interest bearing checking accounts and national time deposits initiated through internet channels. Time deposits initiated through internet channels experienced a planned decrease as part of the Company’s balance sheet management between funding sources.

Total deposits increased $187.0 million, or 4.1%, to $4.74 billion at September 30, 2022. Transaction account balances decreased $212.6 million, from $3.59 billion at December 31, 2021 to $3.38 billion at September 30, 2022. Retail certificates of deposit increased $105.4 million compared to December 31, 2021, to $999.1 million at September 30, 2022. Changes in transaction account balances were primarily due to decreases in IntraFi Network Reciprocal Deposits and non-interest-bearing checking accounts. Total interest-bearing checking and demand deposit accounts decreased $115.1 million and $97.5 million, respectively. Customer retail time deposits initiated through our banking center network increased $237.1 million and time deposits initiated through our national internet network decreased $125.5 million. The increase in customer retail time deposits initiated through the banking center network was primarily due to targeted promotions that started in late June 2022. Customer deposits at September 30, 2022 and December 31, 2021 totaling $35.6 million and $41.7 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits increased $294.2 million to $361.6 million at September 30, 2022, compared to $67.4 million at December 31, 2021. Brokered deposits were utilized to fund growth in outstanding loans and to offset reductions in balances in other deposit categories. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so.

Securities sold under reverse repurchase agreements with customers decreased $12.9 million from $137.1 million at December 31, 2021 to $124.2 million at September 30, 2022. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities increased $97.3 million from $1.8 million at December 31, 2021 to $99.1 million at September 30, 2022. At September 30, 2022, $98.0 million of this total was overnight borrowings from the FHLBank, used to fund loans.

Total stockholders’ equity decreased $105.5 million, from $616.8 million at December 31, 2021 to $511.3 million at September 30, 2022. Accumulated other comprehensive income decreased $91.1 million during the nine months ended September 30, 2022, primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of increased market interest rates. Stockholders’ equity also decreased due to repurchases of the Company’s common stock totaling $59.2 million and dividends declared on common stock of $14.5 million. The Company recorded net income of $53.3 million for the nine months ended September 30, 2022. In addition, stockholders’ equity increased $6.0 million due to stock option exercises.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2022 and 2021

General

Net income was $18.1 million for the three months ended September 30, 2022 compared to $20.4 million for the three months ended September 30, 2021. This decrease of $2.3 million, or 11.0%, was primarily due to an increase in provision for credit losses on loans and unfunded commitments of $5.7 million, or 240.6%, an increase in non-interest expense of $3.4 million, or 10.9%, and a decrease in non-interest income of $1.8 million, or 18.5%, partially offset by an increase in net interest income of $8.0 million, or 17.8%, and a decrease in income tax expense of $699,000, or 13.0%.

Net income was $53.3 million for the nine months ended September 30, 2022 compared to $59.3 million for the nine months ended September 30, 2021. This decrease of $6.0 million, or 10.1%, was primarily due to an increase in non-interest expense of $7.2 million, or 7.8%, an increase in provision for credit losses on loans and unfunded commitments of $9.4 million, or 232.4%, and a decrease in non-interest income of $2.6 million, or 9.1%, partially offset by an increase in net interest income of $11.3 million, or 8.5%, and a decrease in income tax expense of $1.9 million, or 12.1%.

Total Interest Income

Total interest income increased $10.0 million, or 20.2%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due to a $2.5 million increase in interest income on investment securities and other interest-earning assets and a $7.5 million increase in interest income on loans. Interest income from investment securities and other interest-earning assets increased during the three months ended September 30, 2022 compared to the same period in 2021 due to higher average balances of investment securities and higher average rates of interest on investment securities and other interest-earning assets. Interest income on loans increased for the three months ended September 30, 2022 compared to the same period in 2021, due to higher average loan balances and higher average rates of interest.

Total interest income increased $8.3 million, or 5.5%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was due to a $6.0 million increase in interest income on investment securities and other interest-earning assets and a $2.3 million increase in interest income on loans. Interest income on loans increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to higher average rates of interest on loans, partially offset by lower average loan balances. Interest income from investment securities and other interest-earning assets increased during the nine months ended September 30, 2022 compared to the same period in 2021, due to higher average balances of investment securities combined with higher average rates of interest on investment securities and other interest-earning assets.

Interest Income – Loans

During the three months ended September 30, 2022 compared to the three months ended September 30, 2021, interest income on loans increased $4.8 million due to higher average interest rates on loans. The average yield on loans increased from 4.35% during the three months ended September 30, 2021, to 4.79% during the three months ended September 30, 2022. This increase was primarily due to the repricing of floating rates in 2022 as market interest rates began to increase significantly. Interest income on loans also increased $2.7 million as the result of higher average loan balances, which increased from $4.24 billion during the three months ended September 30, 2021, to $4.48 billion during the three months ended September 30, 2022. The Company continued to originate loans at a pace similar to prior periods, but overall loan repayments slowed in 2022 compared to the level of repayments in 2021.

During the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, interest income on loans increased $3.3 million as a result of higher average interest rates on loans. The average yield on loans increased from 4.36% during the nine months ended September 30, 2021, to 4.46% during the nine months ended September 30, 2022. This increase was primarily due to increased yields as market interest rates began to increase significantly in 2022. Partially offsetting that increase was a decrease in average loan balances. Interest income on loans decreased $1.0 million as the result of lower average loan balances, which decreased from $4.34 billion during the nine months ended September 30, 2021, to $4.31 billion during the nine months ended September 30, 2022. The lower average balances were primarily due to higher loan repayments during the latter half of 2021.

Additionally, the Company’s interest income on loans included accretion of net deferred fees related to PPP loans originated in 2020 and 2021. Net deferred fees recognized in interest income were $28,000 and $497,000 in the three and nine months ended September 30, 2022, respectively, compared to $1.6 million and $3.9 million in the three and nine months ended September 30, 2021, respectively.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million notional interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended September 30, 2022 and the three months ended September 30, 2021. The Company recorded interest income related to the interest rate swap of $6.1 million in each of the nine months ended September 30, 2022 and the nine months ended September 30, 2021. At September 30, 2022, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In February 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate of interest exceeds one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income. If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. The Company recorded a reduction in loan interest income related to this swap transaction of $428,000 in the three months ended September 30, 2022 and interest income of $610,000 in the nine months ended September 30, 2022. At October 1, 2022, the one-month USD-LIBOR rate was 3.14271%.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. At September 30, 2022, the USD-Prime rate was 6.25% and the one-month USD-SOFR OIS rate was 2.49208%.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $2.3 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Interest income increased $1.9 million as a result of an increase in average balances from $453.3 million during the three months ended September 30, 2021, to $734.5 million during the three months ended September 30, 2022. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years, which fits with the Company’s current asset/liability management strategies. Interest income increased $313,000 as a result of higher average interest rates from 2.52% during the three months ended September 30, 2021, to 2.77% during the three month period ended September 30, 2022.

Interest income on investments increased $5.6 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Interest income increased $4.8 million as a result of an increase in average balances from $442.8 million during the nine months ended September 30, 2021, to $670.7 million during the nine months ended September 30, 2022. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years. In addition, interest income increased $816,000 as a result of higher average interest rates from 2.61% during the nine months ended September 30, 2021, to 2.84% during the nine months ended September 30, 2022. Also, during the nine months ended September 30, 2022, the Company recorded interest income of $812,000 received due to the early repayment of one investment security.

Interest income on other interest-earning assets increased $224,000 in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Interest income increased $240,000 as a result of higher average interest rates from 0.15% during the three months ended September 30, 2021, to 2.11% during the three month period ended September 30, 2022. Partially offsetting that increase, interest income decreased $16,000 as a result of a decrease in average balances from $604.0 million during the three months ended September 30, 2021, to $84.8 million during the three months ended September 30, 2022. The increase in the average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased in March, May, June, July and September 2022 in conjunction with the increase in the Federal Funds target interest rate.

Interest income on other interest-earning assets increased $397,000 in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Interest income increased $479,000 as a result of higher average interest rates from 0.12% during the nine months ended September 30, 2021, to 0.53% during the nine month period ended September 30, 2022. Interest income decreased $82,000 as a result of a decrease in average balances from $513.4 million during the nine months ended September 30, 2021, to $218.3 million during the nine months ended September 30, 2022. The increase in the average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank, as noted above.

Total Interest Expense

Total interest expense increased $2.0 million, or 43.3%, during the three months ended September 30, 2022, when compared with the three months ended September 30, 2021, due to an increase in interest expense on deposits of $2.1 million, or 70.4%, an increase in interest expense on short-term borrowings of $377,000, an increase in interest expense on subordinated debentures issued to capital trusts of $137,000, or 123.4%, and an increase in interest expense on securities sold under reverse repurchase agreements of $35,000, or 350.0%, partially offset by a decrease in interest expense on subordinated notes of $566,000, or 33.9%.

Total interest expense decreased $3.0 million, or 17.6%, during the nine months ended September 30, 2022, when compared with the nine months ended September 30, 2021, due to a decrease in interest expense on subordinated notes of $2.7 million, or 45.3%, and a decrease in interest expense on deposits of $1.1 million, or 10.3%, partially offset by an increase in interest expense on short-term borrowings of $614,000, or 182.2%, an increase in interest expense on subordinated debentures issued to capital trusts of $188,000, or 55.8%, and an increase in interest expense on securities sold under reverse repurchase agreements of $33,000, or 113.8%.

Interest Expense – Deposits

Interest expense on demand deposits increased $420,000 due to average rates of interest that increased from 0.15% in the three months ended September 30, 2021 to 0.23% in the three months ended September 30, 2022. Interest rates paid on demand deposits were higher in the 2022 period due to significant reductions in the federal funds rate of interest and other market interest rates in 2020 and 2021 that are now increasing. Partially offsetting this increase, interest expense on demand deposits decreased $22,000, due to a decrease in average balances from $2.36 billion during the three months ended September 30, 2021 to $2.30 billion during the three months ended September 30, 2022. The Company experienced decreased balances in various types of money market accounts, certain types of NOW accounts and IntraFi Network Reciprocal Deposits.

Interest expense on demand deposits decreased $319,000 due to average rates of interest that decreased from 0.18% in the nine months ended September 30, 2021 to 0.17% in the nine months ended September 30, 2022. Interest rates paid on demand deposits were lower in the 2022 period due to significant reductions in the federal funds rate of interest and other market interest rates since 2020, although those market interest rates have been increasing significantly since May 2022. Partially offsetting this decrease, interest expense on demand deposits increased $92,000, due to an increase in average balances from $2.29 billion during the nine months ended September 30, 2021 to $2.36 billion during the nine months ended September 30, 2022. The Company experienced increased balances in various types of money market accounts, certain types of NOW accounts and IntraFi Network Reciprocal Deposits.

Interest expense on time deposits increased $1.5 million as a result of an increase in average rates of interest from 0.71% during the three months ended September 30, 2021, to 1.22% during the three months ended September 30, 2022. Interest expense on time deposits increased $153,000 due to an increase in average balances of time deposits from $1.11 billion during the three months ended September 30, 2021 to $1.20 billion in the three months ended September 30, 2022. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates throughout 2022 and targeted promotions during the three months ended September 30, 2022. The increase in average balances of time deposits was primarily a result of increases in retail customer time deposits obtained through the banking center network and increases in brokered time deposits. On-line channel deposits were actively reduced by the Company during 2021 and 2022 as other deposit sources increased.

Interest expense on time deposits decreased $1.3 million due to a decrease in average balances of time deposits from $1.21 billion during the nine months ended September 30, 2021 to $1.02 billion in the nine months ended September 30, 2022. Interest expense on time deposits increased $458,000 as a result of an increase in average rates of interest from 0.82% during the nine months ended September 30, 2021, to 0.87% during the nine months ended September 30, 2022. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to rates increasing during the nine months ended September 30, 2022 due to increases in market interest rates and targeted promotions. The decrease in average balances of time deposits was primarily a result of decreases in retail customer time deposits obtained through the banking center network and retail customer time deposits obtained through on-line channels. On-line channel deposits were actively reduced by the Company during 2021 and 2022, as other deposit sources increased.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances were not utilized during the three and nine months ended September 30, 2022 and 2021.

Interest expense on reverse repurchase agreements increased $35,000 during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. The average rate of interest was 0.13% for the three months ended September 30, 2022 compared to 0.03% for the three months ended September 30, 2021. The average balance of repurchase agreements decreased $15.1 million from $150.0 million in the three months ended September 30, 2021 to $134.9 million in the three months ended September 30, 2022, which was due to changes in customers’ need for this product, which can fluctuate.

Interest expense on reverse repurchase agreements increased $33,000 during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The average rate of interest was 0.06% for the nine months ended September 30, 2022, compared to 0.03% during the nine months ended September 30, 2021. The average balance of repurchase agreements decreased $12.6 million from $145.5 million in the nine months ended September 30, 2021 to $132.9 million in the nine months ended September 30, 2022.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $278,000 during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $68.8 million from $1.2 million in the three months ended September 30, 2021 to $70.0 million in the three months ended September 30, 2022, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $99,000 during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021 due to higher average rates of interest. The average rate of interest was 2.14% for the three months ended September 30, 2022, compared to 0.00% for the three months ended September 30, 2021.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $413,000 during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $47.7 million from $1.5 million in the nine months ended September 30, 2021 to $49.2 million in the nine months ended September 30, 2022, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $201,000 during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 due to higher average rates of interest. The average rate of interest was 1.67% for the nine months ended September 30, 2022, compared to 0.00% for the nine months ended September 30, 2021.

During the three months ended September 30, 2022, compared to the three months ended September 30, 2021, interest expense on subordinated debentures issued to capital trusts increased $137,000 due to higher average interest rates. The average interest rate was 3.82% in the three months ended September 30, 2022 compared to 1.71% in the three months ended September 30, 2021. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 4.38% at September 30, 2022. There was no change in the average balance of the subordinated debentures between the 2021 and 2022 periods.

During the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, interest expense on subordinated debentures issued to capital trusts increased $188,000 due to higher average interest rates. The average interest rate was 2.72% in the nine months ended September 30, 2022 compared to 1.75% in the nine months ended September 30, 2021. There was no change in the average balance of the subordinated debentures between the 2021 and 2022 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. On August 15, 2021, the Company completed the redemption of $75.0 million aggregate principal amount of its 5.25% subordinated notes due August 15, 2026. The notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest. During the three months ended September 30, 2022, compared to the three months ended September 30, 2021, interest expense on subordinated notes decreased $516,000 due to lower average balances during the three months ended September 30, 2022 resulting from the redemption of the 5.25% subordinated notes due August 15, 2026. The average balance of subordinated notes was $74.2 million in the three months ended September 30, 2022 compared to $108.9 million in the three months ended September 30, 2021. Interest expense on subordinated notes decreased $50,000 due to slightly lower weighted average interest rates. The average interest rate was 5.91% in the three months ended September 30, 2022 compared to 6.09% in the three months ended September 30, 2021.

During the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, interest expense on subordinated notes decreased $2.7 million due to lower average balances, for the reasons discussed above. There was no change to the average interest rate in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net Interest Income

Net interest income for the three months ended September 30, 2022 increased $8.0 million to $52.9 million compared to $44.9 million for the three months ended September 30, 2021. Net interest margin was 3.96% in the three months ended September 30, 2022, compared to 3.36% in the three months ended September 30, 2021, an increase of 60 basis points, or 17.9%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings and subordinated debentures issued to capital trust, and experienced a decrease in interest expense on subordinated notes.

Net interest income for the nine months ended September 30, 2022 increased $11.3 million to $145.0 million compared to $133.7 million for the nine months ended September 30, 2021. Net interest margin was 3.73% in the nine months ended September 30, 2022, compared to 3.37% in the nine months ended September 30, 2021, an increase of 36 basis points, or 10.7%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced decreases in interest expense on subordinated notes and deposits, and experienced an increase in interest expense on short-term borrowings and subordinated debentures issued to capital trust.

The Company’s overall average interest rate spread increased 54 basis points, or 16.8%, from 3.22% during the three months ended September 30, 2021 to 3.76% during the three months ended September 30, 2022. The increase was due to a 74 basis point increase in the weighted average yield on interest-earning assets and a 20 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 44 basis points, the yield on investment securities increased 25 basis points and the yield on other interest-earning assets increased 196 basis points. The rate paid on deposits increased 23 basis points, the rate paid on subordinated debentures issued to capital trusts increased 211 basis points, the rate paid on reverse repurchase agreements increased 11 basis points and the rate paid on subordinated notes decreased 18 basis points. In addition, the Company had outstanding overnight borrowings in the 2022 period, which had an average interest rate of 214 basis points compared to none in the 2021 period.

The Company’s overall average interest rate spread increased 38 basis points, or 11.9%, from 3.20% during the nine months ended September 30, 2021 to 3.58% during the nine months ended September 30, 2022. The increase was due to a 29 basis point increase in the weighted average yield on interest-earning assets and a nine basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased ten basis points, the yield on investment securities increased 23 basis points and the yield on other interest-earning assets increased 41 basis points. The rate paid on deposits decreased three basis points, the rate paid on subordinated debentures issued to capital trusts increased 97 basis points, the rate paid on reverse repurchase agreements increased three basis points and the rate paid on subordinated notes was unchanged. In addition, the Company had outstanding overnight borrowings in the 2022 period, which had an average interest rate of 167 basis points compared to none in the 2021 period.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” tables in this Quarterly Report on Form 10-Q.

Provision for and Allowance for Credit Losses

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The CECL methodology replaced the incurred loss methodology with a lifetime “expected credit loss” measurement objective for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. This standard requires the consideration of historical loss experience and current conditions adjusted for reasonable and supportable economic forecasts.

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

Worsening economic conditions from COVID-19 and subsequent variant outbreaks or similar events, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to identify and limit future losses, such as a watch list of problem loans and potential problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are collateral-dependent, evaluates risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

During the three months ended September 30, 2022, the Company recorded provision expense of $2.0 million on its portfolio of outstanding loans, compared to a negative provision expense of $3.0 million recorded for the three months ended September 30, 2021. During the nine months ended September 30, 2022, the Company recorded provision expense of $2.0 million on its portfolio of outstanding loans, compared to a negative provision of $3.7 million recorded for the nine months ended September 30, 2021. The negative provision for credit losses in the 2021 periods reflected positive trends in asset quality metrics, combined with an improved economic forecast. The positive trends in asset quality metrics continued in the 2022 periods. The provision recorded during the three months ended September 30, 2022 was primarily due to loan growth. In the three months ended September 30, 2022 and 2021, the Company experienced net charge-offs of $297,000 and net recoveries of $27,000, respectively. In the nine months ended September 30, 2022 and 2021, the Company experienced net recoveries of $7,000 and net charge-offs of $9,000, respectively. The provision for losses on unfunded commitments for the three months ended September 30, 2022 was $1.3 million, compared to a provision of $643,000 for the three months ended September 30, 2021. The provision for losses on unfunded commitments for the nine months ended September 30, 2022 was $3.3 million, compared to a negative provision of $338,000 for the nine months ended September 30, 2021. The level and mix of unfunded commitments resulted in an increase in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contribute to the level of provisions and charge-offs.

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

The Bank’s allowance for credit losses as a percentage of total loans was 1.38% and 1.49% at September 30, 2022 and December 31, 2021, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2022, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to continue or deteriorate, or if management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At September 30, 2022, non-performing assets were $3.4 million, a decrease of $2.6 million from $6.0 million at December 31, 2021. Non-performing assets as a percentage of total assets were 0.06% at September 30, 2022, compared to 0.11% at December 31, 2021.

Compared to December 31, 2021, non-performing loans decreased $2.1 million, to $3.3 million at September 30, 2022, and foreclosed and repossessed assets decreased $502,000, to $86,000 at September 30, 2022. Non-performing commercial real estate loans comprised $1.6 million, or 49.2%, of the total non-performing loans at September 30, 2022, a decrease of $388,000 from December 31, 2021. Non-performing one- to four-family residential loans comprised $821,000, or 24.9%, of the total non-performing loans at September 30, 2022, a decrease of $1.4 million from December 31, 2021. Non-performing construction and land development loans comprised $468,000, or 14.2%, of the total non-performing loans at September 30, 2022, unchanged from December 31, 2021. Non-performing consumer loans comprised $386,000, or 11.7%, of the total non-performing loans at September 30, 2022, a decrease of $347,000 from December 31, 2021.

Non-performing Loans. Activity in the non-performing loans category during the nine months ended September 30, 2022 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	468	—	—	—	—	—	—	468
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,216	292	(90)	(279)	—	(36)	(1,282)	821
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,006	58	—	—	—	—	(446)	1,618
Commercial business	—	—	—	—	—	—	—	—
Consumer	733	96	—	(73)	(9)	(54)	(307)	386
Total non-performing loans	$5,423	$446	$(90)	$(352)	$(9)	$(90)	$(2,035)	$3,293

FDIC-assisted acquired loans included above	$1,736	$204	$—	$—	$—	$—	$(1,339)	$601

At September 30, 2022, the non-performing commercial real estate category included three loans, one of which was added during the nine months ended September 30, 2022. The largest relationship in the category, which totaled $1.4 million, or 83.6% of the total category, was transferred from potential problem loans during the fourth quarter of 2021, and is collateralized by a mixed-use commercial retail building. The non-performing one- to four-family residential category included 24 loans, four of which were added during the nine months ended September 30, 2022. The largest relationship in the category totaled $204,000, or 24.8% of the category. The non-performing one- to four-family residential category experienced $1.3 million in repayments during the nine months ended September 30, 2022, of which $752,000 related to a note sale of six non-performing loans during the three months ending September 30, 2022. The non-performing land development category consisted of one loan added during the first quarter of 2021, which totaled $468,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing consumer category included 25 loans, nine of which were added during the nine months ended September 30, 2022.

Potential Problem Loans. Compared to December 31, 2021, potential problem loans decreased $155,000, or 7.8%, to $1.8 million at September 30, 2022. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans categories during the nine months ended September 30, 2022, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	15	—	—	—	—	—	(15)	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,432	279	(275)	—	—	—	(66)	1,370
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	210	—	—	—	—	—	(14)	196
Commercial business	—	—	—	—	—	—	—	—
Consumer	323	151	(58)	(37)	(14)	(9)	(97)	259
Total potential problem loans	$1,980	$430	$(333)	$(37)	$(14)	$(9)	$(192)	$1,825

FDIC-assisted acquired loans included above	$1,004	$—	$—	$—	$—	$—	$(55)	$949

At September 30, 2022, the one- to four-family residential category of potential problem loans included 22 loans, one of which was added during the nine months ended September 30, 2022. The largest relationship in this category totaled $161,000, or 11.8% of the total category. The commercial real estate category of potential problem loans included one loan, which was added in a previous period. The consumer category of potential problem loans included 28 loans, 18 of which were added during the nine months ended September 30, 2022.

Other Real Estate Owned and Repossessions. Of the total $269,000 of other real estate owned and repossessions at September 30, 2022, $183,000 represents properties which were not acquired through foreclosure.

Activity in foreclosed assets and repossessions during the nine months ended September 30, 2022, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	315	—	(300)	—	(15)	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	183	—	(175)	—	(8)	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	90	227	(231)	—	—	86
Total foreclosed assets and repossessions	$588	$227	$(706)	$—	$(23)	$86

FDIC-assisted acquired assets included above	$498	$—	$(475)	$—	$(23)	$—

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

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the nine months ended September 30, 2022, loans classified as “Watch” decreased $1.9 million, from $30.7 million at December 31, 2021 to $28.9 million at September 30, 2022 primarily due to loans being upgraded out of the “Watch” category, partially offset by loans being downgraded to the “Watch” category. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended September 30, 2022, non-interest income decreased $1.8 million to $8.0 million when compared to the three months ended September 30, 2021, primarily as a result of the following item:

Net gains on loan sales: Net gains on loan sales decreased $1.7 million compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2022 period compared to the 2021 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020 and 2021. As a result of the significant volume of refinance activity in 2020 and 2021, and as market interest rates moved higher beginning in the second quarter of 2022, mortgage refinance volume has decreased and fixed rate loan originations and related gains on sales of these loans have decreased substantially. The lower level of originations is expected to continue as long as market rates remain elevated.

For the nine months ended September 30, 2022, non-interest income decreased $2.6 million to $26.5 million when compared to the nine months ended September 30, 2021, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales decreased $5.4 million compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2022 period compared to the 2021 period for the same reasons noted above.

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $899,000 compared to the prior year period. This increase was mainly due to increased customer debit card transactions in the 2022 period compared to the 2021 period. In the latter half of 2021 and through the first three quarters of 2022, debit card usage by customers rebounded and was back to historical levels, and in many cases, increased levels of activity.

Overdraft and insufficient funds fees: Overdraft and Insufficient funds fees increased $1.0 million compared to the prior year period. It appears that consumers have continued to spend significantly in 2022, but some may have lower account balances as prices for goods and services have increased and government stimulus payments received by consumers in 2020 and 2021 have been exhausted.

Other income: Other income increased $1.1 million compared to the prior year period. In the 2022 period, a gain of $1.1 million was recognized on sales of fixed assets. Also in the 2022 period, the Company recorded a one-time bonus of $500,000 from its card processor for achieving certain benchmarks related to debit card activity.

Non-interest Expense

For the three months ended September 30, 2022, non-interest expense increased $3.5 million to $34.8 million when compared to the three months ended September 30, 2021, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits increased $1.1 million from the prior year quarter. A portion of this increase related to normal annual merit increases in various lending and operations areas. In 2022, many of these increases were larger than in previous years due to the current employment environment. In addition, the Phoenix loan office was opened in the first quarter of 2022 and the Charlotte, North Carolina loan office was opened in the second quarter of 2022. The operation of these offices added approximately $200,000 of expense in the 2022 quarter.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $1.6 million from the prior year quarter, to $2.2 million. In the 2022 period, the Company expensed a total of $1.1 million related to training and implementation costs for the upcoming core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems. Also in the 2022 period, the Company expensed $372,000 in fees related to the interest rate swaps initiated in July 2022.

Other operating expenses: Other operating expenses increased $576,000 from the prior year quarter, to $2.4 million. Of this increase, $142,000 related to business development, $152,000 related to deposit account fraud losses and $90,000 related to charitable contributions.

For the nine months ended September 30, 2022, non-interest expense increased $7.1 million to $99.0 million when compared to the nine months ended September 30, 2021, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits increased $3.6 million from the prior year period, for the same reasons noted above. Also, in the second quarter of 2022, the Company paid a special cash bonus to all employees totaling $1.1 million in response to the rapid and significant increases in prices for many goods and services.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $2.4 million from the prior year period, to $4.2 million, with $1.6 million related to training and implementation costs for the upcoming core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems. Also in the 2022 period, the Company expensed $492,000 in fees related to the interest rate swaps initiated at various times in 2022.

Other operating expenses: Other operating expenses increased $1.3 million from the prior year period, to $6.1 million. Of this increase, $353,000 related to business development, $278,000 related to deposit account fraud losses and $188,000 related to charitable contributions.

The Company’s efficiency ratio for the three months ended September 30, 2022, was 57.09% compared to 57.27% for the same period in 2021. The Company’s efficiency ratio for the nine months ended September 30, 2022, was 57.75% compared to 56.42% for the same period in 2021. In the three-month period ended September 30, 2022, the improvement in the efficiency ratio was primarily due to an increase in net interest income, as a result of increased loan and investment balances and increased market interest rates compared to the three-month period ended September 30, 2021, partially offset by increased non-interest expense. In the nine-month period ended September 30, 2022, the higher efficiency ratio was primarily due to an increase in non-interest expense, for the reasons noted above. The Company’s ratio of non-interest expense to average assets was 2.49% and 2.27% for the three months ended September 30, 2022 and 2021, respectively. The Company’s ratio of non-interest expense to average assets was 2.42% and 2.22% for the nine months ended September 30, 2022 and 2021, respectively. Average assets for the three months ended September 30, 2022, decreased $50.0 million, or 0.9%, from the three months ended September 30, 2021, primarily due to a decrease in interest bearing cash equivalents, partially offset by an increase in net loans receivable and investment securities. Average assets for the nine months ended September 30, 2022, decreased $74.4 million, or 1.3%, from the nine months ended September 30, 2021, primarily due to a decrease in interest bearing cash equivalents and net loans receivable, partially offset by an increase in investment securities.

Provision for Income Taxes

For the three months ended September 30, 2022 and 2021, the Company’s effective tax rate was 20.5% and 20.9%, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate was 20.5% and 20.9%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states is analyzed. The Company’s effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net fees included in interest income were $1.6 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively. Net fees included in interest income were $4.7 million and $7.9 million for the nine months ended September 30, 2022 and 2021, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30,	Three Months Ended			Three Months Ended
	2022	September 30, 2022			September 30, 2021
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.34%	$872,243	$7,532	3.43%	$687,899	$6,333	3.65%
Other residential	5.37	885,883	11,836	5.30	934,727	10,456	4.44
Commercial real estate	4.90	1,584,249	19,368	4.85	1,537,874	16,477	4.25
Construction	5.34	635,811	9,116	5.69	596,747	6,686	4.44
Commercial business	5.06	293,529	3,734	5.05	257,324	3,932	6.06
Other loans	5.15	197,070	2,309	4.65	212,828	2,484	4.63
Industrial revenue bonds(1)	5.14	13,100	182	5.52	14,402	168	4.63

Total loans receivable	4.92	4,481,885	54,077	4.79	4,241,801	46,536	4.35

Investment securities(1)	2.70	734,518	5,129	2.77	453,304	2,877	2.52
Interest-earning deposits in other banks	3.08	84,797	451	2.11	603,956	227	0.15

Total interest-earning assets	4.63	5,301,200	59,657	4.46	5,299,061	49,640	3.72
Non-interest-earning assets:
Cash and cash equivalents		101,307			101,818
Other non-earning assets		176,768			128,448
Total assets		$5,579,275			$5,529,327

Interest-bearing liabilities:
Interest-bearing demand and savings	0.39	$2,303,579	1,320	0.23	$2,360,755	922	0.15
Time deposits	1.54	1,196,452	3,664	1.22	1,114,995	2,003	0.71
Total deposits	0.83	3,500,031	4,984	0.56	3,475,750	2,925	0.33
Securities sold under reverse repurchase agreements	0.69	134,917	45	0.13	150,054	10	0.02
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3.29	69,956	377	2.14	1,206	—	—
Subordinated debentures issued to capital trusts	4.38	25,774	248	3.82	25,774	111	1.71
Subordinated notes	5.96	74,165	1,105	5.91	108,913	1,671	6.09

Total interest-bearing liabilities	1.00	3,804,843	6,759	0.70	3,761,697	4,717	0.50
Non-interest-bearing liabilities:
Demand deposits		1,146,542			1,085,781
Other liabilities		70,566			46,319
Total liabilities		5,021,951			4,893,797
Stockholders’ equity		557,324			635,530
Total liabilities and stockholders’ equity		$5,579,275			$5,529,327

Net interest income:
Interest rate spread	3.63%		$52,898	3.76%		$44,923	3.22%
Net interest margin*				3.96%			3.36%
Average interest-earning assets to average interest- bearing liabilities		139.3%			140.9%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $63.4 million and $40.8 million for the three months ended September 30, 2022 and 2021, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $16.2 million and $17.6 million for the three months ended September 30, 2022 and 2021, respectively. Interest income on tax-exempt assets included in this table was $628,000 and $397,000 for the three months ended September 30, 2022 and 2021, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $604,000 and $389,000 for the three months ended September 30, 2022 and 2021, respectively.

	September 30,	Nine Months Ended			Nine Months Ended
	2022	September 30, 2022			September 30, 2021
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.34%	$782,592	$20,107	3.44%	$676,093	$19,211	3.80%
Other residential	5.37	832,641	29,890	4.80	983,564	32,599	4.43
Commercial real estate	4.90	1,550,445	51,834	4.47	1,560,208	49,917	4.28
Construction	5.34	642,264	24,367	5.07	593,774	19,946	4.49
Commercial business	5.06	290,420	10,431	4.80	290,643	11,365	5.23
Other loans	5.15	200,014	6,770	4.53	224,020	8,019	4.79
Industrial revenue bonds(1)	5.14	13,472	507	5.03	14,610	548	5.02

Total loans receivable	4.92	4,311,848	143,906	4.46	4,342,912	141,605	4.36

Investment securities(1)	2.70	670,700	14,260	2.84	442,794	8,655	2.61
Interest-earning deposits in other banks	3.08	218,263	862	0.53	513,364	465	0.12

Total interest-earning assets	4.63	5,200,811	159,028	4.09	5,299,070	150,725	3.80
Non-interest-earning assets:
Cash and cash equivalents		95,943			98,482
Other non-earning assets		156,577			130,179
Total assets		$5,453,331			$5,527,731

Interest-bearing liabilities:
Interest-bearing demand and savings	0.39	$2,355,937	2,927	0.17	$2,287,969	3,154	0.18
Time deposits	1.54	1,015,003	6,589	0.87	1,212,605	7,450	0.82
Total deposits	0.83	3,370,940	9,516	0.38	3,500,574	10,604	0.41
Securities sold under reverse repurchase agreements	0.69	132,930	62	0.06	145,525	29	0.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3.29	49,217	614	1.67	1,487	—	—
Subordinated debentures issued to capital trusts	4.38	25,774	525	2.72	25,774	337	1.75
Subordinated notes	5.96	74,094	3,317	5.99	135,223	6,060	5.99

Total interest-bearing liabilities	1.00	3,652,955	14,034	0.51	3,808,583	17,030	0.60
Non-interest-bearing liabilities:
Demand deposits		1,165,125			1,047,157
Other liabilities		55,287			44,545
Total liabilities		4,873,367			4,900,285
Stockholders’ equity		579,964			627,446
Total liabilities and stockholders’ equity		$5,453,331			$5,527,731

Net interest income:
Interest rate spread	3.63%		$144,994	3.58%		$133,695	3.20%
Net interest margin*				3.73%			3.37%
Average interest-earning assets to average interest-bearing liabilities		142.4%			139.1%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $51.4 million and $42.3 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $16.3 million and $18.1 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income on tax-exempt assets included in this table was $1.5 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.4 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$4,812	$2,729	$7,541
Investment securities	313	1,939	2,252
Interest-earning deposits in other banks	240	(16)	224
Total interest-earning assets	5,365	4,652	10,017
Interest-bearing liabilities:
Demand deposits	420	(22)	398
Time deposits	1,508	153	1,661
Total deposits	1,928	131	2,059
Securities sold under reverse repurchase agreements	36	(1)	35
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	99	278	377
Subordinated debentures issued to capital trust	137	—	137
Subordinated notes	(50)	(516)	(566)
Total interest-bearing liabilities	2,150	(108)	2,042
Net interest income	$3,215	$4,760	$7,975

	Nine Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$3,303	$(1,002)	$2,301
Investment securities	816	4,789	5,605
Interest-earning deposits in other banks	479	(82)	397
Total interest-earning assets	4,598	3,705	8,303
Interest-bearing liabilities:
Demand deposits	(319)	92	(227)
Time deposits	458	(1,319)	(861)
Total deposits	139	(1,227)	(1,088)
Securities sold under reverse repurchase agreements	35	(2)	33
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	201	413	614
Subordinated debentures issued to capital trust	188	—	188
Subordinated notes	(6)	(2,737)	(2,743)
Total interest-bearing liabilities	557	(3,553)	(2,996)
Net interest income	$4,041	$7,258	$11,299

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At September 30, 2022, the Company had commitments of approximately $112.6 million to fund loan originations, $2.02 billion of unused lines of credit and unadvanced loans, and $15.7 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	September 30,	June 30,	March 31,	December 31,	December 31,	December 31,	December 31,
	2022	2022	2022	2021	2020	2019	2018
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$198,762	$190,637	$185,101	$175,682	$164,480	$155,831	$150,948
Secured by real estate (not one- to four-family)	—	—	—	23,752	22,273	19,512	11,063
Not secured by real estate - commercial business	96,328	87,556	89,252	91,786	77,411	83,782	87,480

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	118,429	93,892	75,214	74,501	42,162	48,213	37,162
Secured by real estate (not one-to four-family)	1,455,081	1,331,986	1,089,844	1,092,029	823,106	798,810	906,006

Loan commitments not closed
Secured by real estate (one-to four-family)	36,493	88,153	109,472	53,529	85,917	69,295	24,253
Secured by real estate (not one-to four-family)	132,770	134,600	212,264	146,826	45,860	92,434	104,871
Not secured by real estate - commercial business	45,902	14,335	8,223	12,920	699	—	405

	$2,083,765	$1,941,159	$1,769,370	$1,671,025	$1,261,908	$1,267,877	$1,322,188

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

At September 30, 2022 and December 31, 2021, the Company had these available secured lines and on-balance sheet liquidity:

	September 30, 2022	December 31, 2021
Federal Home Loan Bank line	$954.3 million	$756.5 million
Federal Reserve Bank line	$316.7 million	$352.4 million
Cash and cash equivalents	$189.0 million	$717.3 million
Unpledged securities – Available-for-sale	$302.1 million	$406.8 million
Unpledged securities – Held-to-maturity	$177.3 million	$—

Statements of Cash Flows. During the nine months ended September 30, 2022 and 2021, the Company had positive cash flows from operating activities. The Company had negative cash flows from investing activities during the nine months ended September 30, 2022 and positive cash flows from investing activities during the nine months ended September 30, 2021. The Company had positive cash flows from financing activities during the nine months ended September 30, 2022 and negative cash flows from financing activities during the nine months ended September 30, 2021.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $53.9 million and $77.7 million during the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, investing activities used cash of $788.9 million and provided cash of $239.9 million, respectively. Investing activities in the 2022 period used cash primarily due to the purchase of investment securities, the purchases of loans and the net origination of loans, partially offset by payments received on investment securities. Investing activities in the 2021 period provided cash primarily due to the payments received on investment securities and the net repayments of loans, partially offset by the purchase of investment securities and the purchases of loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options. During the nine months ended September 30, 2022 and 2021, financing activities provided cash of $206.7 million and used cash of $112.2 million, respectively. In the 2022 period, financing activities provided cash primarily as a result of net increases in short-term borrowings and increases in time deposits, partially offset by decreases in checking and savings deposits, the repurchase of the Company’s common stock and dividends paid to stockholders. In the 2021 period, financing activities used cash primarily as a result of the redemption of subordinated notes, net decreases in time deposits, dividends paid to stockholders and the purchase of the Company’s common stock, partially offset by net increases in checking and savings account balances.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2022, the Company’s total stockholders’ equity and common stockholders’ equity were each $511.3 million, or 9.0% of total assets, equivalent to a book value of $41.75 per common share. As of December 31, 2021, total stockholders’ equity and common stockholders’ equity were each $616.8 million, or 11.3% of total assets, equivalent to a book value of $46.98 per common share. At September 30, 2022, the Company’s tangible common equity to tangible assets ratio was 8.8%, compared to 11.2% at December 31, 2021 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at September 30, 2022 and December 31, 2021, were unrealized gains (losses) (net of taxes) on the Company’s available-for-sale investment securities totaling $(51.7 million) and $9.1 million, respectively. This change from a net unrealized gain to a net unrealized loss during 2022 primarily resulted from increasing market interest rates throughout 2022, which decreased the fair value of investment securities. Also included in stockholders’ equity at September 30, 2022, were unrealized gains (net of taxes) totaling $30,000 on the Company’s investment securities that were transferred to the held-to-maturity category. Approximately $227 million of investment securities previously included in available-for-sale were transferred to held-to-maturity during the first quarter of 2022.

In addition, included in stockholders’ equity at September 30, 2022, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $18.9 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At September 30, 2022, the remaining pre-tax amount to be recorded in interest income was $24.5 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at September 30, 2022, was an unrealized loss (net of taxes) on the Company’s outstanding cash flow hedges (three interest rate swaps) totaling $25.6 million. Anticipated higher market interest rates have caused the fair value of this interest rate swap to decrease.

As noted above, total stockholders’ equity decreased $105.5 million, from $616.8 million at December 31, 2021 to $511.3 million at September 30, 2022. Accumulated other comprehensive income decreased $91.1 million during the nine months ended September 30, 2022, primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges. Stockholders’ equity also decreased due to repurchases of the Company’s common stock totaling $59.3 million and dividends declared on common stock of $14.5 million. Partially offsetting these decreases were net income of $53.3 million for the nine months ended September 30, 2022 and a $6.0 million increase due to stock option exercises.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2022, the Bank’s common equity Tier 1 capital ratio was 10.4%, its Tier 1 capital ratio was 10.8%, its total capital ratio was 13.4% and its Tier 1 leverage ratio was 10.6%. As a result, as of September 30, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Bank’s common equity Tier 1 capital ratio was 14.1%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.9%. As a result, as of December 31, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2022, the Company’s common equity Tier 1 capital ratio was 11.8%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 13.0% and its Tier 1 leverage ratio was 11.5%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of September 30, 2022, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Company’s common equity Tier 1 capital ratio was 12.9%, its Tier 1 capital ratio was 13.4%, its total capital ratio was 16.3% and its Tier 1 leverage ratio was 11.3%. As of December 31, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2022, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

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

Dividends. During the three months ended September 30, 2022, the Company declared a common stock cash dividend of $0.40 per share, or 27% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in June 2022). During the three months ended September 30, 2021, the Company declared a common stock cash dividend of $0.36 per share, or 24% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in June 2021). During the nine months ended September 30, 2022, the Company declared common stock cash dividends totaling $1.16 per share, or 28% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.12 per share ($0.36 of which was declared in December 2021). During the nine months ended September 30, 2021, the Company declared common stock cash dividends of $1.04 per share, or 24% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.02 per share ($0.34 of which was declared in December 2020). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of September 30, 2022, was paid to stockholders in October 2022.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2022, the Company repurchased 150,271 shares of its common stock at an average price of $59.06 per share and issued 52,415 shares of common stock at an average price of $37.26 per share to cover stock option exercises. During the three months ended September 30, 2021, the Company repurchased 307,059 shares of its common stock at an average price of $53.13 per share and issued 14,439 shares of stock at an average price of $37.87 per share to cover stock option exercises. During the nine months ended September 30, 2022, the Company repurchased 999,586 shares of its common stock at an average price of $59.28 per share and issued 116,686 shares of common stock at an average price of $42.17 per share to cover stock option exercises. During the nine months ended September 30, 2021, the Company repurchased 449,438 shares of its common stock at an average price of $52.89 per share and issued 63,570 shares of stock at an average price of $41.57 per share to cover stock option exercises.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	September 30, 2022	December 31, 2021

	(Dollars in Thousands)

Common equity at period end	$511,275	$616,752
Less: Intangible assets at period end	11,029	6,081
Tangible common equity at period end (a)	$500,246	$610,671

Total assets at period end	$5,676,249	$5,449,944
Less: Intangible assets at period end	11,029	6,081
Tangible assets at period end (b)	$5,665,220	$5,443,863

Tangible common equity to tangible assets (a) / (b)	8.83%	11.22%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2022, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the then-current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Since March 2022, market interest rates have increased fairly rapidly and are expected to continue to increase through the remainder of 2022 and the beginning of 2023. Market interest rate increases are expected to result in increases to loan yields, net interest income and net interest margin. Subsequent to September 30, 2022, cumulative time deposit maturities are as follows: within three months — $473 million; within six months — $673 million; and within twelve months — $1.2 billion. At September 30, 2022, the weighted average interest rates on these various cumulative maturities were 1.11%, 1.18% and 1.53%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75% and 0.75% in March, May, June, July, September and November 2022, respectively. Financial markets are currently anticipating continued increases to market interest rates in 2022 and into the beginning of 2023. If interest rate increases do occur, we anticipate that our net interest income and net interest margin will be positively impacted. At September 30, 2022, the Federal Funds rate stood at 3.25% and on November 2, 2022 the Federal Funds rate was increased to 4.00%. A substantial portion of Great Southern’s loan portfolio ($1.08 billion at September 30, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2022. Of these loans, $1.07 billion had interest rate floors. Great Southern’s loan portfolio also includes loans ($357 million at September 30, 2022) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2022. Of these loans, $357 million had interest rate floors. Great Southern also has a portfolio of loans ($724 million at September 30, 2022) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $665 million had interest rate floors at various rates. At September 30, 2022, nearly all of these LIBOR, SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2022, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2022.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

July 1, 2022 – July 31, 2022	67,471	$59.25	67,471	304,352
August 1, 2022 – August 31, 2022	8,600	58.94	8,600	295,752
September 1, 2022 – September 30, 2022	74,200	58.89	74,200	221,552
	150,271	$59.06	150,271
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: November 8, 2022	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)