Form 10-K
period 2022-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2023-03-13
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ⌧

The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2022, computed by reference to the closing price of such shares on that date, was $534,668,377. At March 9, 2023, 12,179,386 shares of the Registrant’s common stock were outstanding.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank, although the Company has not yet chosen to offer financial services beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2022, Bancorp’s consolidated total assets were $5.68 billion, consolidated net loans were $4.51 billion, consolidated deposits were $4.68 billion and consolidated total stockholders’ equity was $533.1 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The assets of the Company at the holding company level consist primarily of the stock of Great Southern and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 92 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis area; eastern Kansas; northwestern Arkansas; the Minneapolis area and eastern, western and central Iowa. At December 31, 2022, the Bank had total assets of $5.68 billion, net loans of $4.51 billion, deposits of $4.71 billion and equity capital of $608.4 million, or 10.7% of total assets. Its deposits are insured by the Deposit Insurance Fund (“DIF”) to the maximum levels permitted by the Federal Deposit Insurance Corporation (“FDIC”).

The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two FDIC-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years. In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank. In these two transactions we acquired assets with a fair value of approximately $499.9 million (approximately 18.8% of the Company’s total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 24.9% of the Company’s total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total consolidated assets at acquisition), respectively. They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009. Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas. These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska. In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis. In this transaction we acquired assets with a fair value of approximately $248.9 million (approximately 7.3% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $16.5 million which was included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), which added four locations in the greater Minneapolis area and represented a new market for the Company. In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $31.3 million which was included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.

In 2014, the Bank entered into a purchase and assumption agreement (without loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Valley Bank (“Valley”), which added five locations in the Quad Cities area of eastern Iowa and six locations in central Iowa, primarily in the Des Moines market area. These represented new markets for the Company in eastern Iowa and enhanced our market presence in central Iowa. In this transaction we acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $10.8 million which was included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2014.

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

In 2015, the Company announced plans to consolidate operations of 16 of its banking centers into other nearby Great Southern banking center locations. As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. Subsequent to this announcement, the Bank entered into separate definitive agreements to sell two of the 16 banking centers, including all of the associated deposits (totaling approximately $20 million), to separate bank purchasers. One of those sale transactions was completed on February 19, 2016 and the other was completed on March 18, 2016. The closing of the remaining 14 facilities, which resulted in the transfer of approximately $127 million in deposits and banking center operations to other Great Southern locations, occurred at the close of business on January 8, 2016.

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

In November 2021, the Company consolidated one banking center in the St. Louis region. The Westfall Plaza banking center was consolidated into a Great Southern office less than three miles away.

In August 2022, the Company consolidated one banking center in the St. Louis region. The Clayton office was consolidated into the nearby Brentwood banking center. The Company continues to operate commercial lending services from the Clayton office building. The Company now operates 17 banking centers serving the greater St. Louis area.

Also in August 2022, a newly-constructed banking center opened in Kimberling City, Missouri. The new banking center replaced the former facility located on the same property.

The Company opened two commercial loan production offices – one in Phoenix and one in Charlotte – in 2022. The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans.

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

For many years, Great Southern has followed a strategy of emphasizing loan originations through residential, commercial and consumer lending activities in its market areas. The goal of this strategy is to be one of the leading providers of financial services in Great Southern’s market areas, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans and fixed-rate loans, primarily with terms of five years or less, in its portfolio and by selling longer-term fixed-rate single-family mortgage loans in the secondary market. The Bank continues to emphasize real estate lending while also expanding and increasing its originations of commercial business loans.

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

Market Areas

The Company currently operates 92 full-service retail banking offices, serving nearly 134,000 households in six states – Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska. The Company also operates commercial loan production offices in Atlanta; Charlotte; Chicago; Dallas; Denver; Omaha; Phoenix and Tulsa; and a mortgage lending office in Springfield, Missouri.

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

Great Southern’s largest concentrations of deposits and loans are in the Springfield, Missouri, and St. Louis, market areas. In the last several years, the Company’s deposit and loan portfolios have become more diversified because of its history of five FDIC-assisted acquisitions and organic growth. The FDIC-assisted acquisitions significantly expanded the Company’s geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding significant operations in Iowa, Kansas and Minnesota. Besides the Springfield and St. Louis market areas, the Company has deposit and loan concentrations in the following market areas: Kansas City, Missouri; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Minneapolis; and Eastern Iowa in the area known as the “Quad Cities.” Deposits and loans are also generated in banking centers in rural markets in Missouri, Iowa, and Kansas.

At December 31, 2022, the Company’s total deposits were $4.68 billion. At that date, the Company had deposits in Missouri of $3.40 billion, which included its two largest deposit concentrations, in the Springfield and St. Louis areas, with $1.44 billion and $708 million, respectively. At December 31, 2022, the Company also had deposits of $770 million in Iowa, $300 million in Kansas, $188 million in Minnesota, $24 million in Nebraska and $36 million in Arkansas.

The Company has commercial loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, Phoenix and Tulsa. These offices generate a significant percentage of the Company’s commercial loan production. Commercial lending groups in our Kansas City, Des Moines, Minneapolis, Springfield, and St. Louis banking offices also generate a significant percentage of the Company’s commercial loan production.

Lending Activities

General

From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential (multi-family) loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations merged with larger institutions and changed their business practices or moved operations away from the Springfield, Missouri area, and others consolidated operations from the Springfield, Missouri area to larger cities. This provided Great Southern expanded opportunities in residential and commercial real estate lending as well as in the origination of commercial business and consumer loans in the Springfield, Missouri area.

In addition to originating loans, the Bank has expanded and enlarged its relationships with other banks of varying asset sizes to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain the entire balance in their portfolios due to capital or borrower relationship size limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2022, the balance of loan participations purchased and held in the portfolio was $320.0 million, or 7.1% of the total loan portfolio. All of these loan participations were performing at December 31, 2022. Of the total $320.0 million of purchased participation loans outstanding at December 31, 2022, the largest aggregate amount outstanding purchased from one institution was $52.7 million. This amount was comprised of 11 loans, five of which were secured by warehouses, four were secured by hotels, one was secured by a commercial land and development project in the St. Louis area and one was secured by a multifamily housing project in the St. Louis area.

One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates. To date, Great Southern has not experienced difficulties selling these loans in the secondary market and has had minimal repurchase requests. Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern, but generally servicing is released to the purchaser of the loan. Great Southern retains in its portfolio substantially all of the adjustable-rate mortgage loans that it originates.

Another principal lending activity of Great Southern is the origination of commercial real estate, other residential (multi-family) and multi-family and commercial construction loans. Since the early 1990s, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans have represented the largest percentage of the loan portfolio. At December 31, 2022, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans accounted for approximately 34%, 17% and 17%, respectively, of the total outstanding portfolio. In addition, one- to four-family residential loans accounted for approximately 20% of the total outstanding portfolio.

Great Southern in recent years has also increased its emphasis on the origination of other commercial loans and home equity loans, and also has issued letters of credit. Letters of credit are contingent obligations and are not included in the Bank’s loan portfolio. See “- Other Commercial Lending,” “- Classified Assets,” and “Loan Delinquencies and Defaults” below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower’s credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2022 and 2021, loans secured by second liens on residential properties were $82.3 million, or 1.8%, and $78.5 million, or 1.9%, respectively, of our total loan portfolio. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available. Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur. On a quarterly basis, management reviews individually evaluated loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support. While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial real estate loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of $5,000,000 or more (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern’s loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Credit Officer (chairman of the committee), Chief Lending Officer, Director of Commercial Lending, Director of Credit Underwriting, and other Regional Managing Directors of the Bank involved in lending activities. All loans, regardless of size or type, are required to conform to minimum underwriting standards to assure portfolio quality. These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type. It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. Underwriting standards also include loan-to-value ratios, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Generally, deviations from approved underwriting standards may only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained. The loan committee reviews all new loan originations in excess of lender approval authorities. For secured loans originated and held, most lenders have approval authorities of $250,000 or below while twelve Senior Managers have approval authority of varying amounts up to $2 million. Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $5 million for fourteen Senior Managers and Underwriters.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank’s unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of “readily marketable collateral.”) As computed on the basis of the Bank’s unimpaired capital and surplus at December 31, 2022, this limit was approximately $180.4 million. See “Government Supervision and Regulation.” At December 31, 2022, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2022, the Bank’s largest relationship for purposes of this limit, which consists of twelve loans, totaled $98.6 million. This amount represents the total commitment for this relationship at December 31, 2022; the outstanding balance at that date was $88.0 million. Eight loans had an undisbursed credit line. The collateral for the loans consist of multiple industrial real estate projects. In addition, we obtained personal guarantees from the principal owner of the borrowing entities for each of these loans. All loans included in this relationship were current at December 31, 2022. At December 31, 2022, we also had nine other loan relationships that each exceeded $50 million. All loans included in these relationships were current at December 31, 2022. Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors. Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States. In addition to the market areas where the Company has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Florida, Michigan and Wisconsin. At December 31, 2022, loans in these states comprised 3% or less each, respectively, of the total loan portfolio.

Loan Portfolio Composition

The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for credit losses) as of the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles and is qualified by reference to the Company’s Consolidated Financial Statements and the notes thereto contained in Item 8 of this report.

Great Southern Loan Portfolio Composition:

	December 31,
	2022		2021		2020(3)		2019(3)		2018(3)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$908,214	19.8%	$690,328	16.9%	$661,859	15.1%	$595,995	14.1%	$502,822	12.4%
Other residential	781,761	17.0	697,903	17.1	1,005,764	22.9	818,088	19.4	777,345	19.2
Commercial(2)	1,543,515	33.7	1,490,433	36.5	1,580,313	36.1	1,510,250	35.8	1,404,089	34.6
Residential construction:
One- to four- family	82,051	1.8	62,161	1.5	28,191	0.6	25,573	0.6	32,271	0.8
Other residential	518,407	11.3	480,474	11.8	374,188	8.5	490,797	11.6	376,575	9.3
Commercial construction	264,761	5.8	177,693	4.3	164,193	3.8	185,965	4.4	234,678	5.8

Total real estate loans	4,098,709	89.4	3,598,992	88.1	3,814,508	87.0	3,626,668	85.9	3,327,780	82.1

Other Loans:
Consumer loans:
Automobile, boat, etc.	70,236	1.5	86,074	2.1	126,364	3.0	197,658	4.7	309,201	7.6
Home equity and improvement	123,242	2.7	119,965	2.9	120,201	2.7	131,200	3.1	142,842	3.5
Other	777	—	743	—	1,582	—	2,474	0.1	3,787	0.1
Total consumer loans	194,255	4.2	206,782	5.0	248,147	5.7	331,332	7.9	455,830	11.2

Other commercial loans	293,228	6.4	280,513	6.9	320,860	7.3	261,991	6.2	269,650	6.7

Total other loans	487,483	10.6	487,295	11.9	569,007	13.0	593,323	14.1	725,480	17.9

Total loans	4,586,192	100.0%	4,086,287	100.0%	4,383,515	100.0%	4,219,991	100.0%	4,053,260	100.0%

Less:
Deferred fees and discounts	11,065		9,298		13,188		16,473		24,200
Allowance for credit losses	63,480		60,754		55,743		40,294		38,409

Total loans receivable, net	$4,511,647		$4,016,235		$4,314,584		$4,163,224		$3,990,651
(1)	Includes loans held for sale.
(2)	Total commercial real estate loans included industrial revenue bonds of $12.9 million, $14.2 million, $15.1 million, $14.4 million, and $15.3 million at December 31, 2022, 2021, 2020, 2019, and 2018.
(3)	The portfolio composition tables presented in the Bancorp Annual Reports on Form 10-K for the years ended December 31, 2018 - 2020 were divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021 and 2022, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

The following table shows the fixed- and adjustable-rate composition of the Bank’s loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles. The portfolio composition by fixed and adjustable rate tables presented in the Bancorp Annual Reports on Form 10-K for the years ended December 31, 2018 - 2020 was divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021 and 2022, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2022		2021		2020		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$189,936	4.2%	$161,077	3.9%	$167,738	3.8%	$183,971	4.3%	$193,953	4.8%
Other residential	311,181	6.8	328,726	8.1	342,884	7.8	346,027	8.2	379,371	9.3
Commercial	868,374	18.9	776,967	19.0	744,021	17.0	761,389	18.1	697,887	17.2
Residential construction:
One- to four- family	35,576	0.8	31,941	0.8	11,245	0.2	11,412	0.3	11,506	0.3
Other residential	79,571	1.7	59,214	1.5	52,261	1.2	39,223	0.9	19,165	0.5
Commercial construction	46,942	1.0	28,612	0.7	34,621	0.8	43,893	1.0	58,675	1.5

Total real estate loans	1,531,580	33.4	1,386,537	34.0	1,352,770	30.8	1,385,915	32.8	1,360,557	33.6
Consumer	62,558	1.4	78,643	1.9	120,007	2.8	192,619	4.6	304,074	7.5
Other commercial	128,604	2.8	144,196	3.5	221,995	5.1	122,300	2.9	132,054	3.2
Total fixed-rate loans	1,722,742	37.6	1,609,376	39.4	1,694,772	38.7	1,700,834	40.3	1,796,685	44.3

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	718,278	15.7	529,251	13.0	494,121	11.3	412,024	9.8	308,869	7.6
Other residential	470,580	10.3	369,177	9.0	662,880	15.1	472,061	11.2	397,974	9.9
Commercial	675,141	14.7	713,466	17.5	836,292	19.1	748,861	17.7	706,202	17.4
Residential construction:
One- to four- family	46,475	1.0	30,220	0.7	16,946	0.4	14,161	0.3	20,765	0.5
Other residential	438,836	9.6	421,260	10.3	321,927	7.3	451,574	10.7	357,410	8.8
Commercial construction	217,819	4.7	149,081	3.6	129,572	3.0	142,072	3.4	176,003	4.3

Total real estate loans	2,567,129	56.0	2,212,455	54.1	2,461,738	56.2	2,240,753	53.1	1,967,223	48.5
Consumer	131,697	2.8	128,139	3.1	128,140	2.9	138,713	3.3	151,756	3.7
Other commercial	164,624	3.6	136,317	3.4	98,865	2.2	139,691	3.3	137,596	3.5
Total adjustable-rate loans	2,863,450	62.4	2,476,911	60.6	2,688,743	61.3	2,519,157	59.7	2,256,575	55.7

Total Loans	4,586,192	100.0%	4,086,287	100.0%	4,383,515	100.0%	4,219,991	100.0%	4,053,260	100.0%
Less:
Deferred fees and discounts	11,065		9,298		13,188		16,473		24,200
Allowance for credit losses	63,480		60,754		55,743		40,294		38,409

Total loans receivable, net	$4,511,647		$4,016,235		$4,314,584		$4,163,224		$3,990,651

The following table sets forth information as of December 31, 2022, regarding the loans in our portfolio based on their contractual terms to maturity.

Great Southern Loan Portfolio Composition by Contractual Maturities:

	One Year	After One Year	After Five Years	After Fifteen
	or Less	through Five Years	through Fifteen Years	Years	Total

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$14,842	$91,503	$101,461	$700,408	$908,214
Other residential	359,590	339,591	82,055	525	781,761
Commercial	375,584	908,642	256,233	3,056	1,543,515
Residential construction:
One- to four- family	42,878	31,310	1,460	6,403	82,051
Other residential	82,581	427,866	880	7,080	518,407
Commercial construction	84,958	174,187	5,183	433	264,761

Total real estate loans	960,433	1,973,099	447,272	717,905	4,098,709
Other Loans:
Consumer loans:
Automobile and other	15,519	38,811	15,319	1,364	71,013
Home equity and improvement	11,964	42,751	67,434	1,093	123,242

Total consumer loans	27,483	81,562	82,753	2,457	194,255

Other commercial loans	119,563	131,003	40,962	1,700	293,228

Total other loans	147,046	212,565	123,715	4,157	487,483

Total loans	$1,107,479	$2,185,664	$570,987	$722,062	$4,586,192

The below table presents loans due after December 31, 2023 with fixed and adjustable interest rates as of December 31, 2022.

	Fixed Rates	Adjustable Rates	Total Loans

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$182,360	$711,012	$893,372
Other residential	263,831	158,340	422,171
Commercial	781,063	386,868	1,167,931
Residential construction:
One- to four- family	28,146	11,027	39,173
Other residential	38,008	397,818	435,826
Commercial construction	40,993	138,810	179,803

Total real estate loans	1,334,401	1,803,875	3,138,276
Other Loans:
Consumer loans:
Automobile and other	53,870	1,624	55,494
Home equity and improvement	560	110,718	111,278

Total consumer loans	54,430	112,342	166,772

Other commercial loans	123,476	50,189	173,665

Total other loans	177,906	162,531	340,437

Total loans	$1,512,307	$1,966,406	$3,478,713

At December 31, 2022, $82.3 million, or 1.8%, of total loans were secured by junior lien mortgages and $13.4 million, or 1.7% of residential real estate loans, were interest only residential real estate loans. At December 31, 2021, $78.5 million, or 1.9%, of total loans were secured by junior lien mortgages and $11.7 million, or 2.0% of residential real estate loans, were interest only residential real estate loans. While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance. The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

The composition of the Bank’s loan portfolio has changed over the past several years; speculative construction and land development loan types have been limited, consumer lending for automobiles and boats has decreased significantly (indirect automobile and boat lending was eliminated), commercial real estate loan types have been stabilized and diversified and emphasis has been placed on increasing our other residential (multi-family) and commercial business loan portfolios.

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

Residential Real Estate Lending

At December 31, 2022 and 2021, loans secured by residential real estate, excluding that which is under construction, totaled $1.7 billion and $1.4 billion, respectively, and represented approximately 36.8% and 34.0%, respectively, of the Bank’s total loan portfolio. The Bank’s one- to four-family residential real estate loan portfolio increased during 2022, due to organic growth. In the first half of 2022, new loan origination volumes were strong and consistent with levels seen in the past couple of years. As residential loan rates began to increase significantly along with the increase in market interest rates, much of the Bank’s one- to four-family loans originated in 2022 were adjustable rate loans which are fixed for a period of a few years, then adjust annually. For many years, other residential (multi-family) loan balances had increased as the Bank emphasized this type of loan. The exception to this was in 2021, when loan balances decreased due to projects refinancing or being sold and paying off at a faster pace. The Bank’s outstanding other residential (multi-family) loan portfolio increased by approximately 12.0% in 2022 partly due to refinancings and early pay-offs on these types of loans slowing as interest rates increased.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods or with rates that are fixed for the first few years of the loan and then adjust annually. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon either changes in the average of interbank offered rates for twelve-month U.S. Dollar-denominated deposits in the London Market (LIBOR) or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank’s cost of funds. Generally, the Bank’s adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to seven years). LIBOR interest rates are expected to be phased out in 2023 and be replaced with other market index rates. See Item 1A. Risk Factors – “Risks Relating to the Company and the Bank – Risks Relating to Market Interest Rates – The replacement of the LIBOR benchmark interest rate may adversely affect us.”

Since the adjustable-rate mortgage loans currently held in the Bank’s portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Until 2022, the indices used by Great Southern for these types of loans have increased, but not significantly, at various times in the past ten years. In 2022, twelve-month LIBOR and one-year U.S. Treasury interest rates increased substantially compared to prior years. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect. From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2022, these delinquencies trended much lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern’s business activities since the mid-1980s. Great Southern engages in commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio. At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio. The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating more commercial real estate loans. Since December 31, 2008, the commercial construction loan portfolio (including multi-family residential construction) has decreased from 32% of the loan portfolio to 17% of the loan portfolio at December 31, 2022, while, overall, the percentage of commercial real estate loans in the total loan portfolio has trended upward, and was about 34% of the total loan portfolio at December 31, 2022. Over the last five years, commercial real estate loans made up approximately 34-37% of the total loan portfolio while outstanding commercial construction loans (including multi-family residential construction) were 12-17%. The COVID-19 pandemic negatively impacted commercial real estate lending activity in 2020, but activity generally resumed at pre-pandemic levels in 2021 and 2022. See “Government Supervision and Regulation” below.

At December 31, 2022 and 2021, loans secured by commercial real estate, excluding that which is under construction, totaled $1.5 billion and $1.5 billion, respectively, or approximately 33.7% and 36.5%, respectively, of the Bank’s total loan portfolio. In addition, at December 31, 2022 and 2021, construction loans secured by projects under construction and the land on which the projects are located aggregated $865.2 million and $720.3 million, respectively, or 18.9% and 17.6%, respectively, of the Bank’s total loan portfolio. A majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, most of which are tied either to the national prime rate or LIBOR/SOFR interest rates, or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

Beyond the outstanding balance of our construction loans, our loan portfolio possesses increased risk due to the amount of unfunded portions of commercial, residential and other residential (multi-family) construction loans. At December 31, 2022, we had $1.43 billion in the unfunded portion of construction loans which have been closed, but are not yet fully funded. These balances are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

The Bank’s commercial real estate and construction loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2022. These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

		Percentage of	Non-Performing
		Total Loan	Loans at
Collateral Type	Loan Balance	Portfolio	December 31, 2022

	(Dollars In Thousands)

Retail (Varied Projects)	$328,639	7.2%	$0
Warehouses	$306,827	6.7%	$0
Health Care Facilities	$282,878	6.2%	$0
Motels/Hotels	$275,159	6.0%	$0
Office Industry	$256,620	5.6%	$0

Commercial real estate lending and construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential mortgage lending and to receive higher origination and other loan fees. In addition, commercial real estate loans and construction loans are generally made with adjustable rates of interest or, if made on a fixed-rate basis, for relatively short terms. Commercial real estate lending does, however, entail significant additional risks as compared with residential mortgage lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by commercial properties is typically dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.

Construction loans involve additional risks attributable to the fact that loan funds are advanced based on the value of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor shortages and other problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. See also the discussion under the headings “- Classified Assets” and “- Loan Delinquencies and Defaults” below.

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. The Company began offering this service during 2011. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2022, the Company had six interest rate swaps and one interest rate cap totaling $107.0 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same notional amount with third parties related to this program. As of December 31, 2021, the Company had 11 interest rate swaps and one interest rate cap totaling $93.9 million in notional amount with commercial customers, and 11 interest rate swaps and one interest rate cap with the same notional amount with third parties related to this program. During the years ended December 31, 2022 and 2021, the Company recognized net gains of $321,000 and $312,000 respectively, in non-interest income related to changes in the fair value of interest rate swaps.

Other Commercial Lending

At December 31, 2022 and 2021, Great Southern had $293 million and $281 million, respectively, in other commercial loans outstanding, or 6.4% and 6.9%, respectively, of the Bank’s total loan portfolio. Great Southern’s other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See “Government Supervision and Regulation” below.

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

The Bank’s management recognizes the generally increased risks associated with other commercial lending. Great Southern’s commercial lending policy emphasizes complete credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower’s past, present and future cash flows is also an important aspect of Great Southern’s credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern’s commercial loans have been to borrowers in southwestern and central Missouri and the St. Louis, Missouri area. With the FDIC-assisted acquisitions in 2009, 2011, 2012 and 2014, geographic concentrations for commercial loans expanded to include the greater Kansas City, Missouri area, several areas in Iowa, and the Minneapolis-St. Paul area. Great Southern has continued its commercial lending in all of these geographic areas as well as through our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, Phoenix and Tulsa.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2022, Great Southern had 54 letters of credit outstanding in the aggregate amount of $16.7 million. Approximately 33% of the aggregate dollar amount of these letters of credit was secured, including 15 letters of credit totaling $5.4 million secured by real estate.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern’s exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes offering consumer loan products helps expand and create stronger ties to its existing customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans totaled $194 million and $207 million at December 31, 2022 and 2021, respectively, or 4.2% and 5.0%, respectively, of the Bank’s total loan portfolio.

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

At December 31, 2022 and 2021, the Bank had $70.2 million and $86.1 million, respectively, of direct and indirect auto, boat, modular home and recreational vehicle loans in its portfolio. Indirect consumer loans were $16 million and $31 million at December 31, 2022 and 2021, respectively. The total indirect consumer loan portfolio at December 31, 2022 was comprised of the following types of loans: $4 million of used auto loans, $12 million of manufactured home loans and various other loans including loans for new autos, RVs, boats, ATVs and motorcycles.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank generally retains the servicing of these loans. The Bank purchased $361.8 million and $152.8 million of these loans in the fiscal years ended December 31, 2022 and 2021, respectively. These balances represent the total loan amount, including the unfunded portion of loans purchased. At the time of purchase, these loans had outstanding funded balances of $27.8 million and $43.4 million, respectively.

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

The Bank sold one- to four-family whole real estate loans, SBA-guaranteed loans and loan participations in aggregate amounts of $100.8 million, $341.9 million and $309.1 million during fiscal 2022, 2021, and 2020, respectively. The Bank typically sells long-term fixed rate mortgages. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended December 31, 2022, 2021 and 2020 were $2.6 million, $9.5 million and $8.1 million, respectively. These gains were primarily from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $540.2 million and $385.8 million at December 31, 2022 and 2021, respectively. Of the total loans serviced for others at December 31, 2022, $422.3 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties. The remaining $117.9 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2022, 2021 and 2020, of $185,000, $237,000 and $637,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.3 million, $1.6 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

Loan Delinquencies and Defaults

When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower.

Additional written contacts are made with the borrower 45 and 60 days after the due date. If the delinquency continues for a period of 120 days, the Bank usually institutes appropriate action to foreclose on the collateral. The actual time it takes to foreclose on the collateral varies depending on the particular circumstances and the applicable governing law. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is five days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by the Bank that it would be beneficial from a cost basis.

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

In the table below for 2021, loans that were modified under the guidance provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) are included in the “Current Amount” column as they were current under their modified terms. If any of these loans were further modified after December 31, 2021, they would no longer be under the guidance provided by the CARES Act.

The following tables set forth our loans by aging as of the dates indicated.

	December 31, 2022
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$33,849	$33,849
Subdivision construction	—	—	—	—	—	—	—	—	32,067	32,067
Land development	—	—	—	—	1	384	1	384	41,229	41,613
Commercial construction	—	—	—	—	—	—	—	—	757,690	757,690
Owner occupied one- to four-family residential	15	2,568	4	462	23	722	42	3,752	774,781	778,533
Non-owner occupied one- to four-family residential	—	—	1	63	—	—	1	63	124,807	124,870
Commercial real estate	2	196	—	—	5	1,579	7	1,775	1,528,888	1,530,663
Other residential	—	—	—	—	—	—	—	—	781,761	781,761
Commercial business	1	8	—	—	2	586	3	594	292,634	293,228
Industrial revenue bonds	—	—	—	—	—	—	—	—	12,852	12,852
Consumer auto	37	100	14	34	7	14	58	148	37,133	37,281
Consumer other	16	288	11	114	9	111	36	513	33,219	33,732
Home equity lines of credit	9	234	2	38	7	274	18	546	122,696	123,242
Total	80	$3,394	32	$711	54	$3,670	166	$7,775	$4,573,606	$4,581,381

FDIC-assisted acquired loans included above	4	$253	2	$4	15	$428	21	$685	$57,923	$58,608

	December 31, 2021
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$28,302	$28,302
Subdivision construction	—	—	—	—	—	—	—	—	26,694	26,694
Land development	1	29	1	15	1	468	3	512	47,315	47,827
Commercial construction	—	—	—	—	—	—	—	—	617,505	617,505
Owner occupied one- to four-family residential	14	843	1	2	40	2,216	55	3,061	558,897	561,958
Non-owner occupied one- to four-family residential	—	—	—	—	—	—	—	—	119,635	119,635
Commercial real estate	—	—	—	—	4	2,006	4	2,006	1,474,224	1,476,230
Other residential	—	—	—	—	—	—	—	—	697,903	697,903
Commercial business	1	1,404	—	—	—	—	1	1,404	279,109	280,513
Industrial revenue bonds	—	—	—	—	—	—	—	—	14,203	14,203
Consumer auto	52	229	14	31	13	34	79	294	48,621	48,915
Consumer other	4	126	6	28	4	63	14	217	37,685	37,902
Home equity lines of credit	—	—	—	—	13	636	13	636	119,329	119,965
Total	72	$2,631	22	$76	75	$5,423	169	$8,130	$4,069,422	$4,077,552

FDIC-assisted acquired loans included above	9	$433	—	$—	25	$1,736	34	$2,169	$72,001	$74,170

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified “substandard” or “doubtful.” “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. For the portion of assets classified as “loss,” an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank’s watch list and monitored for further deterioration or improvement. Following are the total classified assets at December 31, 2022 and 2021, per the Bank’s internal asset classification list. The allowances for credit losses reflected below are the portions of the Bank’s total allowances for credit losses relating to these classified loans. There were no significant off-balance sheet items classified at December 31, 2022 and 2021.

	December 31, 2022
	Special				Total	Allowance
Asset Category	Mention	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	5,246	—	—	5,246	245
Foreclosed assets and repossessions	—	50	—	—	50	—
Total	$—	$5,296	$—	$—	$5,296	$245

	December 31, 2021
	Special				Total	Allowance
Asset Category	Mention	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	4,666	—	—	4,666	495
Foreclosed assets and repossessions	—	588	—	—	588	—
Total	$—	$5,254	$—	$—	$5,254	$495

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

Prior to the Company’s adoption of the Current Expected Credit Loss (“CECL”) accounting standard on January 1, 2021, FDIC-assisted acquired non-performing assets, including foreclosed assets and potential problem loans, were not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets. These assets were initially recorded at their estimated fair values as of their acquisition dates and accounted for in pools. The loan pools were analyzed rather than the individual loans. The performance of the loan pools acquired in each of the Company’s five FDIC-assisted transactions has been better than expectations as of the acquisition dates. In the tables below, FDIC-assisted acquired assets are included in their particular collateral categories for the years ended after December 31, 2020.

	December 31,
	2022		2021		2020	2019		2018

	(In Thousands)
Non-accruing loans:
One- to four-family residential	$722		$2,216		$1,571	$1,379		$2,664
One- to four-family construction	—		—		—	—		49
Land development	384		468		—	—		—
Other residential	—		—		—	—		—
Commercial real estate	1,579	(1)	2,006	(1)	587	632		334
Other commercial	586		—		114	1,235	(2)	1,437	(2)
Commercial construction and land development	—		—		—	—		—
Consumer	399		733		771	1,273		1,816

Total gross non-accruing loans	3,670		5,423		3,043	4,519		6,300

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		—		—	—		—
Commercial real estate	—		—		—	—		—
Other commercial	—		—		—	—		—
Commercial construction and land development	—		—		—	—		—
Consumer	—		—		—	—		—
Total loans over 90 days delinquent still accruing interest	—		—		—	—		—

Total gross non-performing loans	3,670		5,423		3,043	4,519		6,300

Foreclosed assets:
One- to four-family residential	—		183		111	601		269
One- to four-family construction	—		315		—	—		—
Other residential	—		—		—	—		—
Commercial real estate	—		—		—	—		—
Commercial construction and land development	—		—		513	2,505		4,283
Other commercial	—		—		—	—		—

Total foreclosed assets	—		498		624	3,106		4,552

Repossessions	50		90		153	545		928

Total gross non-performing assets	$3,720		$6,011		$3,820	$8,170		$11,780
Total gross non-performing assets as a percentage of average total assets	0.07%		0.11%		0.07%	0.16%		0.26%
(1)	One relationship was $1.3 million and $1.7 million of this total at December 31, 2022 and 2021, respectively.
(2)	One relationship was $1.1 million of this total at both December 31, 2019 and 2018, respectively.

See Item 7. ”Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross collateral-dependent loans totaled $4.5 million at December 31, 2022. Gross collateral-dependent loans totaled $5.2 million at December 31, 2021. See Note 3 of the accompanying audited financial statements included in Item 8 for additional information, including further detail of non-accruing loans and collateral-dependent and details of troubled debt restructurings. See also Note 15 of the accompanying audited financial statements included in Item 8 for additional information, including further detail of the fair value of collateral-dependent loans.

For the year ended December 31, 2022, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $292,000. No interest income was included on these loans for the year ended December 31, 2022. For the year ended December 31, 2021, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $432,000. No interest income was included on these loans for the year ended December 31, 2021. For the year ended December 31, 2020, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $579,000. No interest income was included on these loans for the year ended December 31, 2020.

Restructured Troubled Debt

Included in impaired loans at December 31, 2022 and 2021, were loans modified in troubled debt restructurings (“TDRs”). TDRs by class are presented below as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(Dollars In Thousands)

Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	13	1,028	3	98	16	1,126
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,571	2	1,571
Commercial business	—	—	—	—	—	—
Consumer	13	210	5	42	18	252
	26	$1,238	10	$1,711	36	$2,949

	December 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(Dollars In Thousands)

Construction and land development	1	$15	—	$—	1	$15
One- to four-family residential	10	579	12	1,059	22	1,638
Other residential	—	—	—	—	—	—
Commercial real estate	1	85	1	1,726	2	1,811
Commercial business	—	—	—	—	—	—
Consumer	26	323	13	64	39	387
	38	$1,002	26	$2,849	64	$3,851

Allowances for Credit Losses and Foreclosed Assets

The Company believes that the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated credit losses. The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral and repayment types and expected credit loss patterns. Loans that may not share similar risk characteristics, primarily classified and/or TDR loans with a balance greater than or equal to $100,000 which are classified or restructured troubled debt, are evaluated on an individual basis.

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

See Note 3 “Loans and Allowance for Credit Losses” of the accompanying audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 8 and Item 7 of this Report, respectively, for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. Significant changes were made to management’s overall methodology for evaluating the allowance for credit losses during the periods presented in the financial statements of this report due to the adoption of ASU 2016-13.

On January 1, 2021, the Company adopted the new accounting standard related to the allowance for credit losses. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold under accounting principles generally accepted in the United States of America (“GAAP”) and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 3 “Loans and Allowance for Credit Losses” of the accompanying financial statements for additional information.

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

At December 31, 2022, Great Southern had an allowance for credit losses of $63.5 million, of which $245,000 had been allocated to specific loans. At December 31, 2021, Great Southern had an allowance for losses on loans of $60.8 million, of which $495,000 had been allocated to specific loans. All loans with specific allowances were considered to be collateral-dependent loans. The allowance and the activity within the allowance during 2022, 2021 and 2020 are discussed further in Note 3 “Loans and Allowance for Credit Losses” of the accompanying audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2022		2021		2020		2019		2018
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans (1)	Amount	Loans (1)	Amount	Loans (1)

	(Dollars In Thousands)
One- to four-family residential and construction	$11,171	21.6%	$9,364	18.4%	$4,472	15.7%	$4,171	14.6%	$3,086	13.2%
Other residential and construction	12,110	28.3	10,502	28.9	9,282	31.4	5,101	31.0	4,681	28.5
Commercial real estate	27,096	33.7	28,604	36.5	33,382	36.1	24,087	35.8	19,571	34.6
Commercial construction	2,865	5.8	2,797	4.3	3,378	3.8	2,940	4.5	3,029	5.8
Other commercial	5,822	6.4	4,142	6.9	2,345	7.3	1,319	6.2	1,556	6.7
Consumer and overdrafts	4,416	4.2	5,345	5.0	2,204	5.7	2,015	7.9	6,065	11.2
Acquired loans not covered by loss sharing agreements	—	—	—	—	680	—	661	—	421	—
Total	$63,480	100.0%	$60,754	100.0%	$55,743	100.0%	$40,294	100.0%	$38,409	100.0%
(1)	Excludes loans acquired through FDIC-assisted transactions. For periods prior to the adoption of ASU 2016-13 in 2021, this table was prepared using the previous GAAP incurred loss method.

The following table sets forth credit ratios as of December 31, 2022 and 2021.

	December 31,
	2022	2021

	(Dollars In Thousands)

Allowance for Credit Losses	$63,480	$60,754
Total Loans	4,581,381	4,077,552
Ratio of Allowance for Credit Losses to Total Loans	1.39%	1.49%

Non-performing Loans	3,670	5,423
Total Loans	4,581,381	4,077,552
Ratio of Non-performing Loans to Total Loans	0.08%	0.13%

Ratio of Allowance for Credit Losses to Non-performing Loans	1,729.69%	1,120.31%

The following table sets forth an analysis of activity in the Bank’s allowance for credit losses showing the details of the activity by types of loans.

	December 31,
	2022	2021	2020	2019	2018

	(Dollars In Thousands)

Balance at beginning of period	$60,754	$55,743	$40,294	$38,409	$36,492

CECL adoption adjustment:
One- to four-family residential	—	4,533	—	—	—
Other residential	—	5,832	—	—	—
Commercial real estate	—	(2,531)	—	—	—
Construction	—	(1,165)	—	—	—
Other commercial	—	1,499	—	—	—
Consumer, overdrafts and other loans	—	3,427	—	—	—

Total CECL adoption adjustment	—	11,595	—	—	—

Charge-offs:
One- to four-family residential	40	190	70	534	62
Other residential	—	—	—	189	525
Commercial real estate	44	142	43	144	102
Construction	84	154	1	101	87
Other commercial	51	81	28	371	1,155
Consumer, overdrafts and other loans	1,950	2,054	3,152	6,723	9,425

Total charge-offs	2,169	2,621	3,294	8,062	11,356

Recoveries:
One- to four-family residential	195	485	183	126	334
Other residential	110	92	180	26	417
Commercial real estate	1	48	73	24	172
Construction	—	20	204	50	394
Other commercial	240	334	149	467	755
Consumer, overdrafts and other loans	1,349	1,758	2,083	3,104	4,051

Total recoveries	1,895	2,737	2,872	3,797	6,123

Net charge-offs (recoveries)	274	(116)	422	4,265	5,233
Provision (credit) for losses on loans	3,000	(6,700)	15,871	6,150	7,150

Balance at end of period	$63,480	$60,754	$55,743	$40,294	$38,409

Ratio of net charge-offs to average loans outstanding by loan category

One- to four-family residential	—%	(0.01)%	—%	0.01%	(0.01)%
Other residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	(0.01)
Other commercial	—	(0.01)	—	—	0.01
Consumer, overdrafts and other loans	0.01	0.01	0.02	0.09	0.14

Ratio of net charge-offs to average loans outstanding	0.01%	—%	0.01%	0.10%	0.13%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2022, 2021 and 2020, respectively. Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae, Small Business Administration and FHLBank.

As of December 31, 2022 and 2021, the Company held approximately $202.5 million and $-0-, respectively, in principal amount of investment securities which the Company classified as held-to-maturity. In addition, as of December 31, 2022 and 2021, the Company held approximately $490.6 million and $501.0 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. During 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio after determining that those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141
	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446

	$202,377	$118	$202,495	$—	$24,730	$177,765

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions securities	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299
	$489,198	$15,119	$3,285	$501,032

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions securities	45,196	2,135	6	47,325
Small Business Administration securities	20,033	1,014	—	21,047
	$384,807	$31,338	$1,212	$414,933

No securities were classified as held-to-maturity at December 31, 2021 or December 31, 2020.

At December 31, 2022, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $196.4 million, FHLMC securities totaling $90.1 million and GNMA securities totaling $78.5 million. At December 31, 2021, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $180.5 million, FHLMC securities totaling $47.4 million and GNMA securities totaling $1.5 million. At December 31, 2022, all of the Company’s $286.5 million agency mortgage-backed securities had fixed rates of interest. At December 31, 2021, all of the Company’s $229.4 million available-for-sale agency mortgage-backed securities had fixed rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale and held-to-maturity securities at December 31, 2022. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Tax-Equivalent
	Cost	Amortized Yield	Fair Value

	(Dollars In Thousands)

AVAILABLE-FOR-SALE SECURITIES
One year or less	$—	—	$—
After one through five years	245	5.76%	245
After five through ten years	919	4.48%	934
After ten years	59,503	3.84%	56,316
Securities not due on a single maturity date	492,547	2.56%	433,097
Total	$553,214	2.70%	$490,592

	Amortized	Tax-Equivalent
	Carrying Value	Amortized Yield	Fair Value

	(Dollars In Thousands)
HELD-TO-MATURITY SECURITIES
One year or less	$—	—	$—
After one through five years	—	—	—
After five through ten years	1,002	5.99%	900
After ten years	5,226	1.69%	4,546
Securities not due on a single maturity date	196,268	2.64%	172,319
Total	$202,495	2.63%	$177,765

					Securities
					Not Due
		After One	After Five	After	on a Single
	One Year	Through	Through	Ten	Maturity
	or Less	Five Years	Ten Years	Years	Date	Total

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$286,482	$286,482
Agency collateralized mortgage obligations	—	—	—	—	78,474	78,474
Small business administration securities	—	—	—	—	68,141	68,141
States and political subdivisions securities	—	245	934	56,316	—	57,495
	$—	$245	$934	$56,316	$433,097	$490,592

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$76,906	$76,906
Agency collateralized mortgage obligations	—	—	—	—	119,362	119,362
States and political subdivisions securities	—	—	1,001	5,226	—	6,227
	$—	$—	$1,001	$5,226	$196,268	$202,495

The following table shows our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022, 2021 and 2020, respectively:

	2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
Small Business Administration securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
States and political subdivisions securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)
	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)
	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

	2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)
	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

	2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)
	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

Allowance for Credit Losses As of January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Sources of Funds

General. Deposit accounts have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines (“FHLBank”) and other borrowings, loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The availability of funds from loan sales is influenced generally by the level of interest rates, which in turn may impact the volume of originations.

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $250,000 (“Jumbo” accounts), brokered certificates and individual retirement accounts. In 2020, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth. Both commercial and retail customer balances increased as the COVID-19 pandemic continued throughout 2020. During 2020, the Bank decreased its total time deposits by approximately $330 million. Time deposits originated through the Bank’s internet channel increased by $65 million and brokered deposits, including IntraFi purchased funds, decreased $213 million. In 2021, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth. Both commercial and retail customer balances increased as the COVID-19 pandemic continued throughout 2021. Non-interest-bearing demand deposits increased $225 million in 2021, while interest-bearing demand and savings deposits increased $240 million. During 2021, the Bank also decreased its total time deposits by approximately $430 million. Time deposits originated through the Bank’s internet channel decreased by $200 million and brokered deposits, including IntraFi purchased funds, decreased $91 million. The brokered deposits and deposits originated through the Bank’s internet channel were allowed to mature without replacement as other deposit categories increased in 2020 and 2021. In the latter half of 2022, some of the interest-bearing demand and savings deposits and non-interest-bearing demand deposits decreased as some of the COVID-19 pandemic “surge deposits” flowed out of both retail and business customer accounts. Total balances in these categories did not return to pre-pandemic levels, but they declined from peak balance levels in 2021 and early 2022. Non-interest-bearing demand deposits decreased $146 million in 2022 and interest-bearing demand and savings deposits, excluding brokered deposits, decreased $193 million. During 2022, in response to customer demand in a rising interest rate environment, the Bank increased its total time deposits by approximately $322 million. Time deposits originated through the Bank’s internet channel decreased by $152 million and brokered time deposits, including IntraFi purchased funds, increased $194 million. The Bank’s retail time deposits originated through its banking center and corporate services network increased $280 million.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2022		2021		2020
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$280,784	5.99%	$825,217	18.13%	$803,737	17.79%
1.00% - 1.99%	125,951	2.69	73,563	1.61	425,061	9.40
2.00% - 2.99%	452,123	9.65	55,509	1.22	143,417	3.18
3.00% - 3.99%	267,231	5.70	6,780	0.15	18,148	0.41
4.00% - 4.99%	156,698	3.35	—	—	429	0.01
5.00% and above	—	—	—	—	—	—

Total time deposits	1,282,787	27.38	961,069	21.11	1,390,792	30.79
Non-interest-bearing demand deposits	1,063,588	22.70	1,209,822	26.58	984,798	21.80
Interest-bearing demand and savings deposits (0.90% - 0.12% - 0.22%)	2,338,535	49.92	2,381,210	52.31	2,141,313	47.41

Total Deposits	$4,684,910	100.00%	$4,552,101	100.00%	$4,516,903	100.00%

A table showing maturity information for the Bank’s time deposits as of December 31, 2022, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank’s time deposits as of December 31, 2022. The table is based on information prepared in accordance with GAAP.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Time deposits:
Less than $250,000	$131,998	$358,564	$251,437	$59,713	$801,712
$250,000 or more	30,086	119,628	54,338	3,440	207,492
Brokered	70,576	14,348	27,900	148,667	261,491
Public funds(1)	4,103	3,984	3,977	28	12,092

Total	$236,763	$496,524	$337,652	$211,848	$1,282,787
(1)	Deposits from governmental and other public entities.

The following table sets forth the time remaining until maturity of the Bank’s uninsured time deposits as of December 31, 2022 and December 31, 2021. The table is based on information prepared in accordance with GAAP.

	Maturities as of December 31, 2022
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$33,992	$90,437	$69,930	$5,804	$200,163

	Maturities as of December 31, 2021
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$18,421	$24,730	$49,021	$16,559	$108,431

In addition to the uninsured time deposits noted above, the uninsured deposits with no maturity date are $738.6 million and $872.6 million, respectively, at December 31, 2022 and 2021, for total uninsured deposits at those dates of $938.8 million and $981.0 million, respectively.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2022 and 2021, the Bank had approximately $411.5 million and $67.4 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2022 was $150.0 million in IntraFi Funding accounts. IntraFi Funding transactions represent a cost-effective source of funding without collateralization or credit limits for the Company. These transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. At December 31, 2022, all of these IntraFi deposits were at floating rates indexed to the effective fed funds rate. These deposits are included in interest-bearing checking and savings accounts. There were no IntraFi Funding transactions included in the brokered deposits total at December 31, 2021.

Previously included in brokered deposits were IntraFi Network Deposit accounts. In 2018, the FDIC amended its regulations to exclude these deposits from its definition of brokered deposits. IntraFi Network Deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with an IntraFi Network bank, that bank uses IntraFi to place the funds into deposit accounts issued by other banks in the IntraFi Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers’ funds. At December 31, 2022 and 2021, the Bank had approximately $12.4 million and $41.7 million in IntraFi Network Deposits, respectively.

Unlike non-brokered certificates of deposit, which can be withdrawn (with a penalty) prior to maturity for any reason, including increasing interest rates, a brokered deposit (excluding IntraFi Network Deposits) can only be withdrawn prior to maturity in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Additionally, the Bank may issue brokered deposits which are callable at the Bank’s discretion prior to their stated maturity date. Currently, the rates offered by the Bank for brokered deposits are similar to those offered for retail certificates of deposit of similar size and maturity. The Bank maintained increased liquidity during and after the economic recession that began in 2008. After 2009, we had gradually reduced the amount of brokered deposits (excluding IntraFi Network Deposits) utilized as we added deposits from FDIC-assisted acquisitions. As loan demand began to increase starting in 2013, we gradually increased our usage of brokered deposits again from time to time. During 2021, we decreased our usage of brokered deposits as we experienced growth in a variety of non-time deposits in 2020 and 2021. During 2022, as loan demand trended upward, we again utilized brokered deposits to obtain additional funding.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR. The Company did not utilize these types of interest rate swaps on brokered deposits in 2022, 2021, or 2020.

Borrowings. Great Southern’s other sources of funds include advances from the FHLBank, a Qualified Loan Review (“QLR”) arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At both December 31, 2022 and 2021, the Bank had no FHLBank term advances outstanding. The Bank had outstanding overnight borrowings of $88.5 million from the FHLBank at December 31, 2022 and no overnight borrowings from FHLB at December 31, 2021. Because they are overnight borrowings, any outstanding balances are included in short-term borrowings in the Company’s financial statements. The Bank has in the past utilized, and may again utilize, FHLBank advances from time to time to fund loan growth.

The Federal Reserve Bank of St. Louis (“FRBSL”) has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSL at December 31, 2022 that would have allowed approximately $397.0 million to be borrowed under the above arrangement. There were no outstanding borrowings from the FRBSL at December 31, 2022 or 2021 and the facility was not used during 2022 or 2021.

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

In November 2006, Great Southern Capital Trust II (“Trust II”), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the

Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 6.04% and 1.73% at December 31, 2022 and 2021, respectively.

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

Amortization of the debt issuance costs during the years ended December 31, 2022, 2021 and 2020, totaled $293,000, $587,000 and $608,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.95% at December 31, 2022.

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2022
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$176,843	$132,595	0.24%
Overnight borrowings – FHLBank	170,000	46,404	2.29
Collateral held for interest rate swap	3,250	967	0.38
Other	1,449	1,159	—

Total		$181,125	0.77%
Total maximum month-end balance	351,542

	Year Ended December 31, 2021
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$183,047	$143,757	0.03%
Collateral held for interest rate swap	1,420	289	0.09
Other	1,518	1,240	—

Total		$145,286	0.03%
Total maximum month-end balance	184,231

	Year Ended December 31, 2020
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$191,624	$140,938	0.02%
Overnight borrowings – FHLBank	179,000	35,358	1.55
Collateral held for interest rate swap	39,980	5,939	1.59
Other	1,585	1,263	—

Total		$183,498	0.37%
Total maximum month-end balance	318,701

The following table sets forth year-end balances and weighted average interest rates of the Company’s other borrowings at the dates indicated.

	December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$176,843	0.94%	$137,116	0.02%	$164,174	0.02%
Overnight borrowings – FHLBank	88,500	4.60	—	—	—	—
Collateral held for interest rate swap	—	—	390	0.09	—	—
Other	1,083	—	1,449	—	1,518	—

Total	$266,426	2.16%	$138,955	0.02%	$165,692	0.02%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to a capital trust during the periods indicated.

	Year Ended December 31,
	2022	2021	2020

	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	3.40%	1.74%	2.44%

The following table sets forth certain information as to the Company’s subordinated debentures issued to a capital trust at the dates indicated.

	December 31,
	2022	2021	2020

	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	6.04%	1.73%	1.81%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the periods indicated.

	Year Ended December 31,
	2022	2021	2020

	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$74,281	$148,824	$148,397
Average balance	74,131	119,780	115,335
Weighted average interest rate	5.97%	5.98%	5.92%

The following table sets forth certain information as to the Company’s subordinated notes at the dates indicated.

	December 31,
	2022	2021	2020

	(Dollars In Thousands)

Subordinated notes	$74,281	$73,984	$148,397
Weighted average interest rate of subordinated debentures	5.95%	5.97%	5.84%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $170.4 million at December 31, 2022, of its assets in service corporations. At December 31, 2022, the Bank’s total investment in Great Southern Real Estate Development Corporation (‘Real Estate Development’) was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2022, the Bank’s total investment in Great Southern Financial Corporation (‘GSFC’) was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel, two divisions of Great Southern that were operated through GSFC. At December 31, 2022, the Bank’s total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. (“CDE”) was $715,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2022, the Bank’s total investment in GS, L.L.C. (“GSLLC”) was $35.0 million. GSLLC was formed in 2005 under the laws of the State of Missouri. At December 31, 2022, the Bank’s total investment in GSSC, L.L.C. (“GSSCLLC”) was $21.1 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri. At December 31, 2022, the Bank’s total investment in GSRE Holding, L.L.C. (“GSRE Holding”) was $2.5 million. GSRE Holding was formed in 2009 under the laws of the State of Missouri. At December 31, 2022, the Bank’s total investment in GSRE Holding II, L.L.C. (“GSRE Holding II”) was $963,000. GSRE Holding II was formed in 2009 under the laws of the State of Missouri. At December 31, 2022, the Bank’s total investment in GSRE Holding III, L.L.C. (“GSRE Holding III”) was $-0-. GSRE Holding III was formed in 2012 under the laws of the State of Missouri. At December 31, 2022, the Bank’s total investment in GSTC Investments, L.L.C. (“GSTCLLC”) was $19.4 million. GSTCLLC was formed in 2016 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C. These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2022 and 2021, Real Estate Development did not hold any real estate assets related to foreclosed property. Real Estate Development had net income of $-0- in each of the years ended December 31, 2022 and 2021.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit and are permissible under Missouri and Kansas law. These include activities such as investing in real estate and investing in other community development entities. CDC also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern. CDC had consolidated net income of $-0- in each of the years ended December 31, 2022 and 2021.

GS, L.L.C. GSLLC was organized in 2005. GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSLLC had a net loss of $86,000 and net income of $203,000 in the years ended December 31, 2022 and 2021, respectively, which primarily resulted from the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009. GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had a net loss of $2,000 in the year ended December 31, 2022 and net income of $41,000 in the year ended December 31, 2021.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. At December 31, 2022, GSRE Holding held cash of $2.5 million and no real estate assets. GSRE Holding had net losses of $2,000 in each of the years ended December 31, 2022 and 2021.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2022 and 2021, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net losses of $2,000 in each of the years ended December 31, 2022 and 2021.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2022 and 2021, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2022 and 2021.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016. GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSTCLLC had a net loss of $32,000 in the year ended December 31, 2022 and a net loss of $86,000 in the year ended December 31, 2021.

GSB One, L.L.C. At December 31, 2022, the Bank’s total investment in GSB One, L.L.C. (“GSB One”) and GSB Two, L.L.C. (“GSB Two”) was $2.24 billion. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in 1998. GSB Two is a real estate investment trust (“REIT”). It holds interests in real estate mortgages transferred from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $58.3 million and $57.4 million in the years ended December 31, 2022 and 2021, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in 2011. Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP and at December 31, 2022 its investment totaled $4.2 million. Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank. At December 31, 2022, the only asset of VFP was cash. VFP had net income of $-0- in each of the years ended December 31, 2022 and 2021.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in 2012. Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP II and at December 31, 2022 its investment totaled $2.2 million. One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank. At December 31, 2022, the only asset of VFP II was cash. VFP II had net income of $-0- for each of the years ended December 31, 2022 and 2021.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint. The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Of our total 92 branch offices at the end of 2022, approximately 72.1% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2022, was 1.4%, or twelfth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2022, were Bank of America, UMB Bank, and U.S. Bank, which had a combined market share of 28.5%. We also have branch offices in the states of Iowa, Kansas, Minnesota, Arkansas and Nebraska, which made up approximately 16.3%, 6.4%, 4.0%, 0.8%, and 0.5% of our total deposit franchise dollars, respectively (based on our total deposits as of December 31, 2022). The Company’s market share in its primary metropolitan statistical areas was as follows at June 30, 2022:

	Number of	Percentage of Total
Metropolitan Statistical Area	Branch Offices	Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	12.0%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	6.8%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	3	1.2%	21	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	5	0.7%	22	Principal Bank
St. Louis, MO-IL	17	0.5%	30	Stifel Bank and Trust
Kansas City, MO-KS	8	0.3%	38	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	1	0.1%	32	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	70	US Bank NA

Our most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in our market areas. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and accessible branch, online, mobile and ATM services. In addition, some competitors located outside of our market areas conduct business primarily over the Internet, which may enable them to realize certain savings and offer certain deposit products and services at lower costs or at higher rates and with greater convenience to certain customers. Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

We also depend, from time to time, on outside funding sources, including brokered deposits, where we experience nationwide competition, and Federal Home Loan Bank advances. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. Since mid-2022, the Company has increased the interest rates it pays on many deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings.

Despite the highly competitive environment and the challenges it presents to us, management believes the Company will continue to be competitive because of its strong commitment to quality customer service, competitive products and pricing, convenient local branches, online and mobile capabilities, and active community involvement.

Employees and Human Capital Resources

At December 31, 2022, the Company and its affiliates had a total of 1,124 employees, including 210 part-time employees. None of the Company’s employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Great Southern remains committed and focused on the health and safety of our associates, customers, and communities, especially as the COVID-19 virus remains a threat. Company management continues to monitor information related to the COVID-19 and other impactful viruses, using federal and state guidelines for public safety to manage the threat. The Company also remains focused on the overall wellbeing of its associates and their family members with a comprehensive no cost benefit offered through the Company’s employee assistance program.

Great Southern associates actively share their talents in their communities through leadership roles and volunteer activities in education, economic development, human and health services, and community reinvestment. Our Community Matters program allows each associate to be paid up to 32 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2022 Great Southern associates found creative and meaningful ways to give back to their communities. Great Southern associates donated nearly 4,000 hours in support of more than 200 organizations. Each year, the Bill and Ann Turner Distinguished Community Service Award is presented to a Great Southern associate who demonstrates excellence in volunteer service to their community. Every year, all associates are encouraged to nominate coworkers for this award. An external panel of community leaders reviews the nominees and determines the award winner. In addition, to volunteerism, Great Southern associates generously supported their communities in 2022 through monetary donations, totaling nearly $70,000.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Company’s subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System, often referred to as the Federal Reserve Board (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Missouri Division of Finance (the “MDF”). The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation. Such regulation is intended primarily for the protection of depositors and the DIF, and not for the protection of stockholders.

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

Under FRB policy and the Dodd-Frank Act, a bank holding company must serve as a source of financial and managerial strength for its subsidiary banks. Accordingly, the FRB may require, and has required in the past, that a bank holding company contribute additional capital to an undercapitalized subsidiary bank.

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

Capital

The Company and the Bank are subject to capital regulations adopted by the FRB and the FDIC, which established minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital and the minimum leverage ratio; set forth the risk-

weightings of assets and certain off-balance sheet items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the required risk-based capital ratios, and define what qualifies as capital for purposes of meeting the capital requirements.

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

Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available-for-sale debt and equity securities. However, because of our asset size, we were eligible to elect to permanently opt out of the inclusion of unrealized gains and losses on available-for-sale debt and equity securities in our capital calculations. We elected this option.

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

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2022, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered “well-capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2022, the Company was “well-capitalized.”

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

Insurance of Accounts and Regulation by the FDIC

Great Southern is a member of the DIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. The general deposit insurance limit is $250,000 per deposit relationship.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC adopted a plan to meet this ratio, which was achieved on September 30, 2018, ahead of the September 30, 2020 statutory deadline. In addition to the statutory minimum ratio, the FDIC has the authority to establish a reserve ratio known as the designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the DIF balance and reserve ratio at least semiannually.

In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.

In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2022, Great Southern had $10.1 million in FHLBank of Des Moines stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 5.79% and were 6.56% for the year ended December 31, 2022.

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

Bad Debt Deduction

As of December 31, 2022 and 2021, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million and $3.9 million at December 31, 2022 and 2021, respectively.

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

The Bank also has full-service offices in Iowa, Kansas, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Arizona, Colorado, Georgia, Illinois, Nebraska, North Carolina, Oklahoma, and Texas. As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation’s taxable income attributable to those states.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2018, are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission (MAHC), which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company has engaged legal and tax advisors and continues to believe it will ultimately prevail on the issue; however, if the Company does not prevail, the tax obligation to the State of Missouri could be up to a total of $4.0 million for these tax years and additional amounts could be levied for subsequent tax years. The MAHC received documents from each party but no hearings have occurred to date.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; political uncertainty, both domestic and international, and other geopolitical events; natural disasters; wars; terrorist acts; pandemics or other public health crises; or a combination of these or other factors. An economic downturn, sustained high unemployment levels, or stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses.

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in the St. Louis and Springfield, Missouri areas, may adversely affect our business. We also have originated a significant dollar amount of loans in Texas and Oklahoma from our commercial loan offices in Dallas and Tulsa. A significant downturn in these states’ economies may adversely affect our business.

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas. Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue. Until the past few years, our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 475,000, the Greater Springfield area is the third largest metropolitan area in Missouri. At December 31, 2022, approximately $327.5 million of our loan portfolio consisted of loans to borrowers in or secured by properties in the Springfield metropolitan area.

In addition to the concentrations in the southwest Missouri area, we now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis metropolitan area. At December 31, 2022, approximately $814.1 million of our loan portfolio consisted of loans for apartments, industrial revenue bonds and other types of commercial properties in the St. Louis metropolitan area.

Also, we have a significant amount of loans to borrowers in or secured by properties in Texas and Oklahoma. At December 31, 2022, approximately $392.8 million and $175.2 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.

With the FDIC-assisted transactions that were completed in 2009-2014, we now have additional concentrations of loans in Western, Eastern and Central Iowa and in the Minneapolis metropolitan area. In more recent years, we opened commercial loan production offices in Atlanta, Chicago and Denver, and in 2022 we opened commercial loan production offices in Phoenix and Charlotte, North Carolina. We expect loan growth in these offices to result in significant loan balances secured by properties located in Georgia, Illinois, Colorado, Arizona and North Carolina.

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

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The economic impact of the COVID-19 pandemic could continue to adversely affect us.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our customers reside and operate. Because of its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the Company and its customers, employees and third-party service providers. The extent of this impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its customers, which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of the COVID-19 pandemic, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks to the extent employees work remotely; a prolonged weakness in economic conditions; and increased costs as we and our regulators, customers and third-party service providers adapt to evolving pandemic conditions.

Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could harm our business.

Severe weather and other natural disasters, acts of war or terrorism, new public health issues or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers’ abilities to repay their debt obligations to us.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements relating to climate change. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives are expected to continue, including potentially increasing supervisory expectations with respect to banks’ risk management practices and credit portfolio concentrations based on climate-related factors, as well as encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. These measures may result in the imposition of taxes and fees and the implementation of operational changes, each of which may require us to incur significant compliance, operating and other costs.

Risks Relating to Lending Activities

Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, other residential (multi-family) and other commercial loans.

Our commercial and other residential (multi-family) construction, commercial real estate, other residential (multi-family) and other commercial loans accounted for approximately 76.0% of our total loan portfolio as of December 31, 2022. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2022, including completed projects and those under construction, we had $1.32 billion of loans secured by apartments, $328.6 million of loans secured by retail-related projects, $306.8 million of loans secured by warehouse facilities, $282.9 million of loans secured by healthcare facilities, $275.2 million of loans secured by motels/hotels and $256.6 million of loans secured by office facilities, which are particularly sensitive to certain risks, including the following:

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

The overall credit quality of our construction loan portfolio is impacted by trends in real estate values. We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans. Across the United States for several years, the residential real estate market experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses arose in the commercial real estate market as well. The conditions in the residential real estate market led to significant increases in loan delinquencies and credit losses as well as higher provisioning for credit losses, which in turn had a negative effect on earnings for many banks across the country. Likewise, we also experienced delinquencies in our construction loan portfolio from 2009 through 2012, almost entirely related to loans originated prior to 2009. Many of these older construction projects were “build to sell” types of projects where repayment of the loans was reliant on the borrower completing the project and then selling it. Conditions of both the residential and the commercial real estate markets could negatively impact real estate values and the ability of our borrowers to liquidate properties. A lack of liquidity in the real estate market or tightening of credit standards within the banking industry could diminish sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us, which could lead to material adverse impacts on our financial condition and results of operations.

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

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 63% of our total loan portfolio as of December 31, 2022) have adjustable rates of interest. While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be less able to afford the higher payment amounts, which may result in a higher rate of default. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

We generally seek to maintain a reasonably neutral position in terms of the volume of assets and liabilities that mature or re-price during any period. As such, we have adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of fixed-rate and variable-rate loans, investments and funding sources, including interest rate derivatives, so that we may reasonably maintain the Company’s net interest income and net interest margin. However, interest rate fluctuations, the level and shape of the interest rate yield curve, maintaining excess liquidity levels, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position. Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted. For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

The replacement of the LIBOR benchmark interest rate may adversely affect us.

Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. We also have investments, interest rate derivatives and borrowings that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date most U.S. dollar LIBOR values would cease being computed to June 30, 2023. On the same date, the FRB, FDIC and OCC issued a joint statement encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate and no later than December 31, 2021. U.S. banking regulators subsequently said that use of U.S. Dollar LIBOR as a reference rate in new contracts after December 31, 2021 would create safety and soundness risks, including litigation, operational and consumer protection risks. Since 2019, the Company has included robust fallback language in its loan documents that allow for an orderly transition from LIBOR to another specified index upon cessation of the LIBOR indices. Some loans remaining that were originated before 2019 do not contain this robust fallback language. At December 31, 2022, the Company had approximately 29 commercial loans totaling approximately $49 million of such loans tied to LIBOR indices; however, only 24 of those loans, totaling $40 million, mature after June 2023. The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $359 million at December 31, 2022), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry.

In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates have progressed, and the Alternative Reference Rates Committee (ARRC) has recommended the use of a Secured Overnight Funding Rate (SOFR). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rates. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the FHLBank to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and FHLBank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. Our brokered deposits and term FHLBank advances totaled $411.5 million and $-0- at December 31, 2022, compared with $67.4 million and $-0- at December 31, 2021. We had overnight borrowings from the FHLBank of $88.5 million and $-0- at December 31, 2022 and 2021, respectively. We expect to continue to utilize FHLBank advances and overnight borrowings and brokered deposits from time to time as a supplemental funding source.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. If this occurs, our short term liquidity needs could be negatively impacted. Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity. At December 31, 2022, the Bank owned $10.1 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 7.25% during the fourth quarter of 2022. The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

Our ability to raise additional capital, if needed or desired, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed or desired, or on terms that will be acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially adversely affected.

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

The Company plans to convert its core operating systems and may encounter significant adverse developments.

The Company plans to replace its core operating systems, including those for loans, deposits, financials and other ancillary systems (collectively referred to as core system). The core system is used to track customer relationships and accounts and report financial information for the Company. The core system is integrated with various other applications that are used to service customer requests by bank personnel or directly by customers (such as online banking and mobile applications). Changing the core system will subject the Company to operational risks during and after the conversion, including disruptions to its technology systems, which may adversely impact our customers. The Company has plans, policies and procedures designed to prevent or limit the risks of a failure during or after the conversion of our core system. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could damage the Company’s reputation, result in a loss of customer business, subject the Company to regulatory scrutiny, or expose it to civil litigation and possibly financial liability, any of which could have a material effect on the Company’s business, financial condition, and results of operations.

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

In June 2016, the Financial Accounting Standards Board issued authoritative accounting guidance under ASC Topic 326 “Financial Instruments - Credit Losses” amending the incurred loss impairment methodology under GAAP with a methodology that reflects expected credit losses (referred to as the “CECL model”) and requires consideration of a broader range of reasonable and supportable information for credit loss estimates, which we adopted on January 1, 2021. Under the incurred loss model utilized until 2021, we delayed recognition of losses until it was probable that a loss was incurred. The CECL model represents a dramatic departure from the incurred loss model. The CECL model requires a financial asset (or a group of financial assets) measured at amortized cost basis, such as loans held for investment and held-to-maturity debt securities, to be presented at the net amount expected to be collected (net of the allowance for credit losses). Similarly, the credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses rather than a write-down. In addition, the measurement of expected credit losses takes place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

As of December 31, 2022, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on the junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or the Bank.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively. Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner. These three Turner family members hold three of the Company’s nine Board positions. As of December 31, 2022, they also collectively beneficially owned approximately 2,106,096 shares of the Company’s common stock (excluding 69,250 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 17.2% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold. Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock. One of these beneficial owners is also a director of the Company.

As of December 31, 2022, one of the Company’s directors, Earl A. Steinert, beneficially owned 939,596 shares of our common stock (excluding 5,000 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 7.7% of total shares outstanding. The shares that can be voted by the Turner family members (1,223,129 shares as of December 31, 2022, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (939,596) total 2,162,725, representing approximately 17.7% of total shares outstanding. While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2022, the Company operated 92 retail banking centers and over 200 automated teller machines (“ATMs”) in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas. Of the 92 banking centers, the Company owns 87 of its locations and five were leased for various terms. The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Missouri metropolitan area, with additional concentrations in the Sioux City, Iowa; Des Moines, Iowa; Quad Cities, Iowa; Minneapolis; St. Louis and Kansas City, Missouri metropolitan areas. The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2022, the Company also operated eight commercial loan production offices and one mortgage loan production office. The Company owns one of its loan production office locations and eight locations are leased. All buildings that are owned are owned free of encumbrances or mortgages. In the opinion of management, the Company’s facilities are adequate and suitable for the Company’s needs. The aggregate net book value of the Company’s premises and equipment was $141.1 million and $132.7 million at December 31, 2022 and 2021, respectively. See also Note 6 of the accompanying audited financial statements, which are included in Item 8 of this Report.

ITEM 3.LEGAL PROCEEDINGS.

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management currently believes that the outcome of such litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to General Instruction G(3) of Form 10-K and the instruction to Item 401 of Regulation S-K, the following information is furnished in lieu of being included in the Registrant’s definitive proxy statement.

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and its subsidiaries who are not directors of the Company and its subsidiaries. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected. The executive officers are elected annually and serve at the discretion of the respective Boards of Directors of the Company and its subsidiaries. Unless specifically indicated, each individual has held his current position for at least five years.

Kevin L Baker. Mr. Baker, age 55, is Vice President and Chief Credit Officer of the Bank. He joined the Bank in 2005 and is responsible for the overall credit approval process, the commercial and consumer loan collection process and the loan documentation and servicing processes. Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 55, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 58, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Mark A. Maples. Mr. Maples, age 59, is Assistant Secretary of the Company, Vice President and Chief Operations Officer of the Bank, Bank Secrecy Act Officer. He joined the Bank in 2005 and is responsible for all operations functions of the Bank. Prior to assuming his current responsibilities in 2021, Mr. Maples most recently served as the Managing Director of BSA and Loss Prevention of the Bank since 2006. Prior to joining the Bank, Mr. Maples, who has been in the banking industry since 1982, held leadership roles at other commercial financial institutions with experience in retail, data/item processing, compliance/risk management and deposit operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is listed on The NASDAQ Global Select Market under the symbol “GSBC.”

As of December 31, 2022, there were 12,231,290 total shares of common stock outstanding and approximately 2,000 stockholders of record.

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

On December 21, 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program will become effective upon completion of the repurchase program authorized in January 2022 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

As indicated below, the Company repurchased the following shares of its common stock during the three months ended December 31, 2022.

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program (1)
October 1, 2022 – October 31, 2022	44,218	$58.592	44,218	177,334
November 1, 2022 – November 30, 2022	—	—	—	177,334
December 1, 2022 – December 31, 2022	—	—	—	177,334
	44,218	58.592	44,218
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

ITEM 6.	RESERVED
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of income information are derived from our consolidated financial statements, which have been audited by FORVIS, LLP, formerly BKD, LLP. See Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2022	2021	2020	2019	2018

	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$5,680,702	$5,449,944	$5,526,420	$5,015,072	$4,676,200
Loans receivable, net	4,511,647	4,016,235	4,314,584	4,163,224	3,990,651
Allowance for credit losses on loans	63,480	60,754	55,743	40,294	38,409
Available-for-sale securities	490,592	501,032	414,933	374,175	243,968
Held-to-maturity securities	202,495	—	—	—	—
Other real estate and repossessions, net	233	2,087	1,877	5,525	8,440
Deposits	4,684,910	4,552,101	4,516,903	3,960,106	3,725,007
Total borrowings and other interest- bearing liabilities	366,481	238,713	339,863	412,374	397,594
Stockholders’ equity (retained earnings substantially restricted)	533,087	616,752	629,741	603,066	531,977
Common stockholders’ equity	533,087	616,752	629,741	603,066	531,977
Average loans receivable	4,386,042	4,274,176	4,399,259	4,155,780	3,910,819
Average total assets	5,519,790	5,502,356	5,323,426	4,855,007	4,503,326
Average deposits	4,607,363	4,539,740	4,330,271	3,889,910	3,556,240
Average stockholders’ equity	565,173	627,516	622,437	571,637	498,508
Number of deposit accounts	232,688	229,942	229,470	228,247	227,240
Number of full-service offices	92	93	94	97	99

	For the Year Ended December 31,
	2022	2021	2020	2019	2018

	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$205,751	$186,269	$204,964	$223,047	$198,226
Investment securities and other	21,226	12,404	12,739	11,947	7,723
	226,977	198,673	217,703	234,994	205,949
Interest expense:
Deposits	20,676	13,102	32,431	45,570	27,957
Federal Home Loan Bank advances	—	—	—	—	3,985
Securities sold under reverse repurchase agreements	324	37	31	19	31
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,066	—	644	3,616	734
Subordinated debentures issued to capital trust	875	448	628	1,019	953
Subordinated notes	4,422	7,165	6,831	4,378	4,097
	27,363	20,752	40,565	54,602	37,757
Net interest income	199,614	177,921	177,138	180,392	168,192
Provision (credit) for credit losses on loans	3,000	(6,700)	15,871	6,150	7,150
Provision for unfunded commitments	3,187	939	—	—	—
Net interest income after provision (credit) for credit losses and provision for unfunded commitments	193,427	183,682	161,267	174,242	161,042
Non-interest income:
Commissions	1,208	1,263	892	889	1,137
Overdraft and insufficient funds fees	7,872	6,686	6,481	8,249	8,688
Point-of-sale and ATM fee income and service charges	15,705	15,029	12,203	12,649	13,007
Net gain on loan sales	2,584	9,463	8,089	2,607	1,788
Net realized gain (loss) on sales of available-for-sale securities	(130)	—	78	(62)	2
Late charges and fees on loans	1,182	1,434	1,419	1,432	1,622
Gain (loss) on derivative interest rate products	321	312	(264)	(104)	25
Gain recognized on sale of business units	—	—	—	—	7,414
Other income	5,399	4,130	6,152	5,297	2,535
	34,141	38,317	35,050	30,957	36,218
Non-interest expense:
Salaries and employee benefits	75,300	70,290	70,810	63,224	60,215
Net occupancy and equipment expense	28,471	29,163	27,582	26,217	25,628
Postage	3,379	3,164	3,069	3,198	3,348
Insurance	3,197	3,061	2,405	2,015	2,674
Advertising	3,261	3,072	2,631	2,808	2,460
Office supplies and printing	867	848	1,016	1,077	1,047
Telephone	3,170	3,458	3,794	3,580	3,272
Legal, audit and other professional fees	6,330	6,555	2,378	2,624	3,423
Expense on other real estate and repossessions	359	627	2,023	2,184	4,919
Acquired deposit intangible asset amortization	768	863	1,154	1,190	1,562
Other operating expenses	8,264	6,534	6,363	7,021	6,762
	133,366	127,635	123,225	115,138	115,310

Income before income taxes	94,202	94,364	73,092	90,061	81,950
Provision for income taxes	18,254	19,737	13,779	16,449	14,841
Net income	$75,948	$74,627	$59,313	$73,612	$67,109

	At or For the Year Ended December 31,
	2022	2021	2020	2019	2018

	(Number of Shares In Thousands)
Per Common Share Data:
Basic earnings per common share	$6.07	$5.50	$4.22	$5.18	$4.75
Diluted earnings per common share	6.02	5.46	4.21	5.14	4.71
Cash dividends declared	1.56	1.40	2.36	2.07	1.20
Book value per common share	43.58	46.98	45.79	42.29	37.59

Average shares outstanding	12,517	13,558	14,043	14,201	14,132
Year-end actual shares outstanding	12,231	13,128	13,753	14,261	14,151
Average fully diluted shares outstanding	12,607	13,674	14,104	14,330	14,260

Earnings Performance Ratios:
Return on average assets(1)	1.38%	1.36%	1.11%	1.52%	1.49%
Return on average stockholders’ equity(2)	13.44	11.89	9.53	12.88	13.46
Non-interest income to average total assets	0.62	0.70	0.66	0.64	0.80
Non-interest expense to average total assets	2.42	2.32	2.31	2.37	2.56
Average interest rate spread(3)	3.59	3.22	3.23	3.62	3.75
Year-end interest rate spread	3.63	3.20	3.08	3.28	3.60
Net interest margin(4)	3.80	3.37	3.49	3.95	3.99
Efficiency ratio(5)	57.05	59.03	58.07	54.48	56.41
Net overhead ratio(6)	1.80	1.62	1.66	1.73	1.76
Common dividend pay-out ratio(7)	25.91	25.64	56.06	40.27	25.48

Asset Quality Ratios (8):
Allowance for credit losses/year-end loans	1.39%	1.49%	1.32%	1.00%	0.98%
Non-performing assets/year-end loans and foreclosed assets	0.08	0.15	0.09	0.19	0.29
Allowance for credit losses/non-performing loans	1,729.69	1,120.31	1,831.86	891.66	609.67
Net charge-offs/average loans	0.01	0.00	0.01	0.10	0.13
Gross non-performing assets/year end assets	0.07	0.11	0.07	0.16	0.25
Non-performing loans/year-end loans	0.08	0.13	0.07	0.11	0.16

Balance Sheet Ratios:
Loans to deposits	96.30%	88.23%	95.52%	105.13%	107.13%
Average interest-earning assets as a percentage of average interest-bearing liabilities	140.32	139.94	132.49	127.50	126.47

Capital Ratios:
Average common stockholders’ equity to average assets	10.2%	11.4%	11.7%	11.8%	11.1%
Year-end tangible common stockholders’ equity to tangible assets(9)	9.2	11.2	11.3	11.9	11.2
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	11.0	13.4	12.7	12.5	11.9
Total capital ratio	13.5	16.3	17.2	15.0	14.4
Tier 1 leverage ratio	10.6	11.3	10.9	11.8	11.7
Common equity Tier 1 ratio	10.6	12.9	12.2	12.0	11.4
Great Southern Bank:
Tier 1 capital ratio	11.9	14.1	13.7	13.1	12.4
Total capital ratio	13.1	15.4	14.9	14.0	13.3
Tier 1 leverage ratio	11.5	11.9	11.8	12.3	12.2
Common equity Tier 1 ratio	11.9	14.1	13.7	13.1	12.4
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders’ equity.

(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Prior to January 1, 2021, the ratio excluded the FDIC-assisted acquired loans.
(9)	Non-GAAP Financial Measure. For additional information, including a reconciliation to GAAP, see “– Non-GAAP Financial Measures.”

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

Factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, and labor shortages might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) the remaining effects of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic; (iv) fluctuations in interest rates and the effects of inflation, a potential recession or slower economic growth caused by changes in energy prices or supply chain disruptions; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (vi) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (vii) the Company’s ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (x) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xi) legislative or regulatory changes that adversely affect the Company’s business; (xii) changes in accounting policies and practices or accounting standards; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR and potential replacement indexes; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described in this report, including, without limitation, those described under “Item 1A. Risk Factors,” and from time to time in other documents filed or furnished by the Company with the SEC, could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2022, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2022, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and related deposits in the St. Louis market. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. In April 2022, the Company, through its subsidiary Great Southern Bank, entered into a naming rights agreement with Missouri State University related to the main arena on the university’s campus in Springfield, Missouri. The terms of the agreement provide the naming rights to Great Southern Bank for a total cost of $5.5 million, to be paid over a period of seven years. The Company expects to amortize the intangible asset through non-interest expense over a period not to exceed 15 years. At December 31, 2022, the amortizable intangible assets consisted of core deposit intangibles of $53,000 and the arena naming rights of $5.4 million. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of the Company’s goodwill or other intangible assets were impaired as of December 31, 2022. While management believes no impairment existed at December 31, 2022, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively affect the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020, which severely affected tourism, labor markets, business travel, immigration and the global supply chain, among other areas. The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sports events, retail shops, personal services, and more. Currently, the pandemic continues to recede and is thus becoming less disruptive to the U.S. and global economies. While there are likely to be future waves of the virus, governments, households and businesses are increasingly adept at adjusting to the virus.

More than 22 million jobs in the U.S. were lost in March and April 2020 as businesses closed their doors or reduced their operations, sending employees home on furlough or layoffs. Hunkered down at home with uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation’s economic output, plunged. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a fiscal relief bill passed by Congress and signed by the President in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and loans to small businesses that would help keep employees on their payroll, fueling a historic bounce-back in economic activity.

Total fiscal support to the economy throughout the pandemic, including the CARES Act passed into law in March 2020, the American Rescue Plan of March 2021, and several smaller fiscal packages, totaled well over $5 trillion. The amount of this support was equal to almost 25% of pre-pandemic 2019 GDP and approximately three times that provided during the global financial crisis of 2007-2008.

Additionally, the Federal Reserve slashed its benchmark interest rate to near zero and ensured credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022.

The Federal Reserve raised the federal funds interest rate 4.25% in 2022 and indicates that it expects to continue to further tighten monetary policy. Policymakers are strongly signaling they will raise rates further into 2023, and that they will allow the Fed’s balance sheet to shrink through quantitative tightening. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and is expected to narrow to $850 billion in fiscal 2023. The publicly traded debt-to-GDP ratio is near 95%, up from 80% prior to the pandemic and 35% prior to the global financial crisis. Real gross domestic product (GDP) increased at an annual rate of 2.9% in the fourth quarter of 2022 according to the “advance” estimate released by the Bureau of Economic Analysis. In the third quarter of 2022, real GDP increased 3.2%. The increase in the fourth quarter of 2022 primarily reflected increases in inventory investment and consumer spending that were partly offset by a decrease in housing investment.

Prompting the Fed to take such a hawkish policy stance is the painfully high inflation, prompted largely by pandemic-related disruptions to global supply chains and labor markets, and Russia’s invasion of Ukraine, which pushed up oil and other commodity prices. Adding to the pressure to act is the resilient growth in jobs, low unemployment in the mid-3s (consistent with full employment), and overly strong wage growth. The unemployment rate returned to its post-pandemic low of 3.5%, and it did so even as the labor force expanded by 439,000 and the participation rate edged higher to 62.3%. The unemployment rate was down or unchanged across most major demographic groups. However, the least educated workers saw an increase in joblessness from 4.4% to 5%. The Fed increased the fed funds rate by 50 basis points at the December 2022 meeting of the Federal Open Market Committee and by another 25 basis points at its meeting on January 31 – February 1, 2023. This brought the funds rate target to 4.5% to 4.75%. The Fed also continues to allow the assets on its balance sheet, including more than $8 trillion remaining in Treasury and mortgage-backed securities, to mature and prepay. Nearly $100 billion in securities are expected to run off monthly.

Persistent shortages of materials and labor and snags in supply chains have caused prices to vault higher for months. The annual increase in the inflation rate as of December 2022 was 6.5% compared to December 2021 as measured by the consumer price index.

The recently passed Inflation Reduction Act raises nearly $750 billion over the next decade through higher taxes on large corporations and wealthy individuals and lower Medicare prescription drug costs, to pay for nearly $450 billion in tax credits and deductions and additional government spending to address climate change and lower health insurance premiums for Americans who benefit from the Affordable Care Act. The remaining more than $300 billion is intended to go toward reducing future budget deficits.

OPEC’s recent decision to cut its production quotas has pushed oil prices back up toward $100 per barrel. Prices had slumped to less than $90 per barrel on a weaker global economy and oil demand, the strong U.S. dollar, and the European Union’s slow implementation of sanctions on its imports of Russian oil.

Ten-year Treasury yields are close to 4% as global bond investors digest the implications of the Fed’s aggressive monetary actions. Yields are consistent with their estimated long-run equilibrium, which is consistent with Moody’s Analytic’s estimate of nominal potential GDP growth of 4% (2% long-run inflation plus 2% real potential GDP growth).

Employment

The national unemployment rate edged down to 3.5% in December 2022, a decrease from 3.9% in December 2021. The number of unemployed individuals decreased to 5.7 million, with the economy adding 223,000 jobs in December 2022. The economy has added 4.5 million jobs for a total of more than 10.7 million new jobs over the past two years. Unemployment levels have now recovered to pre-pandemic levels as of February 2020 when the unemployment rate registered at 3.5% and there were 5.7 million unemployed individuals.

Notable job gains occurring in December 2022 were in the leisure and hospitality, healthcare, construction and social assistance sectors. Job cuts in technology and housing have occurred in recent months due to concerns of a recession as the Federal Reserve aggressively tightens monetary policy to quell inflation.

As of December 2022, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained little changed at 62.3%. The unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 4% in December 2021 to 3.6% in December 2022. Unemployment rates for December 2022 in the states where the Company has a branch or loan production offices were Arizona at 4.0%, Arkansas at 3.6%, Colorado at 3.3%, Georgia at 3.0%, Illinois at 4.7%, Iowa at 3.1%, Kansas at 2.9%, Minnesota at 2.5%, Missouri at 2.8%, Nebraska at 2.6%, North Carolina at 3.9%, Oklahoma at 3.4%, and Texas at 3.9%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 3.5% for December 2022, with the major outlier being Chicago at 4.2%.

Single Family Housing

Sales of new single-family houses in December 2022 were at a seasonally adjusted annual rate of 616,000, according to U.S. Census Bureau and Department of Housing and Urban Development estimates. This is 2.3% above the revised November 2022 rate of 602,000 but 28.6% below the December 2021 estimate of 839,000. An estimated 644,000 new homes were sold in 2022. This is 16.4% below the 2021 total of 771,000.

The median new home sales price in December 2022 was $442,100, up from $410,000 in December 2021. The average sales price in December 2022 of $528,400 was up from $491,000 in December 2021. The inventory of new homes for sale, at an estimated 461,000 at the end of December 2022, would support 9.0 months of sales at the current sales rate.

National existing-home sales in December 2022 declined for the eleventh consecutive month to a seasonally adjusted annual rate of 4.02 million. Sales were down 1.5% from November 2022 and 34.0% from December 2021. Existing–home sales in the Midwest slid 1.0% from November 2022 to an annual rate of 1.01 million in December 2022, falling 30.3% from December 2021 sales.

The median existing-home sales price nationally as of December 30, 2022 climbed 2.3% to $366,900 from $358,800 as of December 2021. This marked 130 consecutive months of year-over-year increases, the longest running streak on record. The median price in the Midwest was $262,000, up 2.9% from the prior year median Midwest price.

Nationally, properties on average remained on the market for 26 days in December 2022, up from 24 days in November 2022 and 19 days in December 2021.

The inventory of unsold existing homes at the end of December 2022 was 970,000, which was down 13.4% from November 2022 but up 10.2% from December 2021. Unsold inventory in December 2022 represents 2.9 months’ supply at the current monthly sales pace, down from 3.3 months in November but up from 1.7 months in December 2021.

The housing market continues to feel the impact of sharply rising mortgage rates and higher inflation on housing affordability. If consumer price inflation continues to remain at current levels, mortgage rates can be expected to move higher. Additionally, while home prices have consistently increased due to tight supply, prices may decline as available inventory increases due to lower demand.

First-time buyers accounted for 31% of sales in December 2022, up from 28% in November 2022 and 30% in December 2021.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 6.33% as of December 2022 which is up from 3.56% as of December 2021. The average for all of 2022 was 5.34%.

Multi-Family Housing and Commercial Real Estate

During 2021, multi-family demand significantly outpaced supply additions and drove rent growth to new records. In 2022, demand receded well below new deliveries as economic uncertainty held back household formations. With new deliveries outpacing demand, national year-over-year rent growth pulled back dramatically from 11.0% to 3.1%

Midwest and Northeast markets fared the best over the past 12 months, with rent growth down marginally. St. Louis and Kansas City registered 2022 annual rent growth of 5.7%, which remains significantly higher than their 5-year pre-pandemic average. The overall downward movement of rents may continue during 2023 as the risk of recession hangs over the economy, holding back multifamily demand.

Nationally, absorption totaled only 141,000 units in 2022, well below the record totals posted in 2021 but also below average compared to pre-pandemic figures. This is a concern as the majority of demand occurred during the first two quarters of the year and trended much weaker in the second half of 2022. The tempering of demand was likely due to rising inflation cutting into potential renter households’ budgets.

The moderating absorption nationally conversely hit at an inopportune time, as 435,000 new units were delivered during the fourth quarter of 2022. The resulting supply/demand imbalance pushed the vacancy rate up to up to 6.5%. While no oversupply of multifamily exists nationally, there are several markets in which construction deliveries have outpaced recent demand growth.

Vacancy rates in 1 & 2 Star and the 3 Star properties remain below the national 6.3% vacancy rate. On the other side of the price spectrum, 4 & 5 Star assets have recently been witnessing a vacancy rate increase after hitting an all-time low in the third quarter of 2021 of 6.4%. The 4 & 5 Star vacancy rate since then has increased to 8.3% at the end of 2022.

As most new developments are luxury mid- and high-rise buildings, a slowing of demand at this price point will immediately impact overall vacancy rates. New developments at the luxury price point cannot readily increase demand for their units by trying to draw 3 Star households with large concession packages. Therefore, the potential demand for newly developed 4 & 5 Star properties remains dependent on an expanding pool of high-income renter households.

Investment capital remained focused on the multifamily sector during the fourth quarter of 2022, as multifamily transaction activity topped the four major real estate sectors. However, the combination of rising interest rates, more expensive debt and lower pro-forma rents may lead to 4 and 5 Star cap rates rising during 2023. Some investors have already moved to the sidelines as they await further signaling on the direction of economic growth and the Federal Reserve’s inflation fighting.

As of December 31, 2022, national multifamily market vacancy rates increased to 6.4%. Our market areas reflected the following apartment vacancy levels as of December 2022: Springfield, Missouri at 3.1%, St. Louis at 8.7%, Kansas City at 6.7%, Minneapolis at 7.4%, Tulsa, Oklahoma at 8.1%, Dallas-Fort Worth at 8.2%, Chicago at 5.4%, Atlanta at 9.0%, Phoenix at 9.2%, Denver at 7.7% and Charlotte, North Carolina at 8.8%.

Job growth in major office-using industries turned negative at the end of 2022. The pace of layoffs accelerated, especially in the technology sector, which had previously been in an expansion mode. Uncertainty remains the prevailing theme, as firms continue to debate workplace schedules and assess real estate requirements. Multiple factors could stress both office leasing and sales activity and pricing in the office market going forward; including higher interest rates and subsequent cost of debt, slowing economic growth and a continued shift to remote and hybrid workplace schedules. The current oversupply of available space, both existing and forthcoming, point to downside risk with a full recovery in the office market likely a long-term proposition.

As of December 31, 2022, national office vacancy rates increased to 12.7% from 12.5% as of September 30, 2022, while our market areas reflected the following vacancy levels at December 31, 2022: Springfield, Missouri at 4.3%, St. Louis at 10.2%, Kansas City at 10.6%, Minneapolis at 10.9%, Tulsa, Oklahoma at 11.3%, Dallas-Fort Worth at 17.7%, Chicago at 15.2%, Atlanta at 14.2%, Denver at 14.7%, Phoenix at 15.2% and Charlotte, North Carolina at 12.1%.

The retail sector remains in expansion mode despite growing headwinds from inflation and rising interest rates. Overall, consumers continue to spend at a very healthy clip, though the increased cost of necessities such as food, gas, and housing are starting to weigh on the real growth of spending for non-essential goods. Leasing activity for smaller spaces is being overwhelmingly driven by growth in quick service restaurants and cellular service retailers. While demand for retail space is on the rise, construction activity continues to fall. Most recent construction activity has consisted of single-tenant build-to-suits or smaller ground floor spaces in mixed-use developments. Due to growing demand and minimal new supply, vacancy rates declined across most retail segments as of fourth quarter of 2022. Rents increased at 3.8% over the most recent 12 month period, with retail tenants appearing to shrug off concerns surrounding inflation, rising interest rates and a potential recession. However, rent growth has slowed in each of the past two quarters and is forecast to decelerate further over coming quarters due to above-average inflation.

During the fourth quarter of 2022, national retail vacancy rates declined slightly to 4.2% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.3%, St. Louis at 5.1%, Kansas City at 4.2%, Minneapolis at 3.1%, Tulsa, Oklahoma at 3.2%, Dallas-Fort Worth at 4.7%, Chicago at 5.4%, Atlanta at 3.8%, Phoenix at 5.2%, Denver at 4.0%, and Charlotte, North Carolina at 3.5%.

The U.S. has been in the midst of a historic boom in household spending on retail goods (both online and in store), all of which need to be stored in logistics properties across the country before reaching the end consumer. U.S. industrial leasing has held up remarkably well despite rising interest rates and stubbornly high inflation rates eroding household purchasing power. Even when adjusted for inflation, consumer goods sales are still booming and coming in well above their pre-pandemic growth trend every month.

The supply of U.S. industrial properties is set to grow by almost 4% in 2023, marking the fastest pace of supply growth the market has seen in more than three decades. Construction starts on new industrial projects peaked during the first three quarters of 2022. With typical construction times for these projects of about one year, deliveries look set to remain elevated throughout 2023. Amid increased concerns of rising interest rates causing values of newly-delivered projects to dip below replacement costs, developers pulled back 30-40% on construction starts during fourth quarter of 2022. This pullback signals that by spring 2024, the number of new projects completing construction each quarter will begin to slow. This slowdown will somewhat be mitigated by the planned opening of 18+ electric vehicle, battery and semiconductor plants across the U.S. during 2024-2025 which may result in millions of additional square footage leasing over that period.

A decline in rent growth during 2024-25 is anticipated due the elevated deliveries with industrial rent growth already slowing heading into 2023, from the 3% quarterly gains recorded a year ago to 2% quarterly growth as of first quarter 2023. Increases in rent growth look unlikely in 2023, as landlords may be contending with a high number of speculative development projects completing at a time when 2022’s sharp interest rate increases will likely still be weighing on the macro economy.

At December 31, 2022, national industrial vacancy rates increased slightly to 4.2% over the previously recorded record low of 4.0% during third quarter 2022. Our market areas reflected the following vacancy levels: Springfield, Missouri at 1.2%, St. Louis at 4.2%, Kansas City at 3.3%, Minneapolis at 3.0%, Tulsa, Oklahoma at 4.2%, Dallas-Fort Worth at 5.7%, Chicago at 3.9%, Atlanta at 3.9%, Phoenix at 4.9%, Denver at 6.0% and Charlotte, North Carolina at 5.3%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, consumer sentiment, commercial real estate price index and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market area.

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

Great Southern received fees from the SBA for originating PPP loans based on the amount of each loan. At December 31, 2022, there were no material remaining net deferred fees related to PPP loans. The fees, net of origination costs, were deferred in accordance with standard accounting practices and accreted to interest income on loans over the contractual life of each loan. If loans are repaid prior to their contractual maturity date, remaining deferred fees are accreted to interest income at that time. In the years ended December 31, 2022 and 2021, Great Southern recorded approximately $502,000 and $5.5 million, respectively, of net deferred fees in interest income on PPP loans.

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

In the year ended December 31, 2022, Great Southern’s total assets increased $230.8 million, or 4.2%, from $5.45 billion at December 31, 2021, to $5.68 billion at December 31, 2022. Full details of the current year changes in total assets are provided below, under “Comparison of Financial Condition at December 31, 2022 and December 31, 2021.”

Loans. In the year ended December 31, 2022, Great Southern’s net loans increased $499.3 million, or 12.5%, from $4.01 billion at December 31, 2021, to $4.51 billion at December 31, 2022. This increase was primarily in one- to four-family residential loans, construction loans, other residential (multi-family) loans, and commercial real estate loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

Of the total loan portfolio at December 31, 2022 and 2021, 89.4% and 88.1%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts. At December 31, 2022 and 2021, commercial real estate and commercial construction loans were 50.8% and 52.6% of the Bank’s total loan portfolio, respectively. Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally. At December 31, 2022, loans made in the Springfield, Missouri metropolitan statistical area (Springfield MSA) comprised 7% of the Bank’s total loan portfolio, compared to 8% at December 31, 2021. The Company’s headquarters are located in Springfield and we have operated in this market since 1923. Loans made in the St. Louis metropolitan statistical area (St. Louis MSA) comprised 18% of the Bank’s total loan portfolio at December 31, 2022, compared to 19% at December 31, 2021. The Company’s expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only diversify from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition. Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and other residential (multi-family) loans, which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans. For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has been as much as 44% in recent years and was 38% as of December 31, 2022. The majority of the increase in fixed rate loans over the past few years was in commercial real estate, which typically has short durations within our portfolio. Of the total amount of fixed rate loans in our portfolio as of December 31, 2022, approximately 78% mature within the next five years and therefore are not considered to create significant long-term interest rate risk for the Company. Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy. As of December 31, 2022, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is moderately positive in an increasing rate environment. For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At December 31, 2022, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At December 31, 2021, 0.3% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At December 31, 2022 and 2021, an estimated 0.2% and 0.2%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2022, TDRs totaled $2.9 million, or 0.06% of total loans, a decrease of $902,000 from $3.9 million, or 0.1% of total loans, at December 31, 2021. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For TDRs occurring during the year ended December 31, 2022, none were restructured into multiple new loans. For TDRs occurring during the year ended December 31, 2021, one loan totaling $45,000 was restructured into multiple new loans. For further information on TDRs, see Note 3 of the Notes to Consolidated Financial Statements contained in this report.

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

The Company has been regularly monitoring its portfolio of loans tied to LIBOR since 2019, with specific groups of loans identified. The Company implemented LIBOR fallback language for all commercial loan transactions near the end of 2018, with such language utilized for all commercial loan originations and renewals/modifications since that time. The Company is monitoring the remaining group of loans that were originated prior to the fourth quarter of 2018, and have not been renewed or modified since that time. At December 31, 2022, this represented approximately 29 commercial loans totaling approximately $49 million; however, only 24 of those loans, totaling $40 million, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $359 million at December 31, 2022), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. The vast majority of the loan portfolio tied to LIBOR now includes LIBOR replacement language that identifies “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is substantially similar to the previous LIBOR-based rate.

Available-for-sale Securities. In the year ended December 31, 2022, available-for-sale securities decreased $10.4 million, or 2.1%, from $501.0 million at December 31, 2021, to $490.6 million at December 31, 2022. The decrease was primarily due to $226.5 million in available-for-sale securities being transferred to held-to-maturity during the year and calls of municipal securities and normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. The decrease was mostly offset with purchases of U.S. Government agency fixed-rate single-family and multi-family mortgage-backed securities and collateralized mortgage obligations. The Company used excess liquid funds and loan repayments to fund this increase in investment securities. For further information on investment securities, see Note 2 of the Notes to Consolidated Financial Statements contained in this report.

Held-to-maturity Securities. In the year ended December 31, 2022, as noted above, available-for-sale securities of $226.5 million were transferred to held-to-maturity. This transfer included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities. At December 31, 2022 the balance of held-to-maturity securities was $202.5 million.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2022, total deposit balances increased $132.8 million, or 2.9%. Transaction account balances decreased $338.9 million and retail certificates of deposit increased $127.6 million compared to December 31, 2021. The decrease in transaction accounts were primarily a result of decreased balances in non-interest accounts, money market deposit accounts and certain NOW account types. Balance decreases occurred in both individual and small business accounts, and appear to be the result of a partial runoff of “pandemic deposits” that increased significantly during 2020 and 2021. In addition, some accounts that carried higher balances may have chosen to move funds into different checking account types or time deposits that now have a higher rate of interest. Retail certificates of deposit increased due to retail certificates generated through the banking center network. Time deposits initiated through internet channels experienced a planned decrease as part of the Company’s balance sheet management between funding sources. Brokered deposits, including IntraFi program purchased funds, were $411.5 million at December 31, 2022, an increase of $344.1 million from $67.4 million at December 31, 2021. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $39.7 million from $137.1 million at December 31, 2021 to $176.8 million at December 31, 2022. These balances fluctuate over time based on customer demand for this product.

Federal Home Loan Bank Advances and Short Term Borrowings. The Company’s FHLBank term advances were $-0- at both December 31, 2022 and December 31, 2021. At December 31, 2022 there was $88.5 million in overnight borrowings from the FHLBank, which are included in short term borrowings. At December 31, 2021 there were no overnight borrowings from the FHLBank.

Short term borrowings and other interest-bearing liabilities increased $87.7 million from $1.8 million at December 31, 2021 to $89.6 million at December 31, 2022. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR or SOFR, three-month LIBOR or SOFR or the “prime rate” and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see “Quantitative and Qualitative Disclosures About Market Risk”).

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate was 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%, and currently is 4.75%. Financial markets expect further increases in Federal Funds interest rates in the first half of 2023, with 0.50-1.00% of additional cumulative rate hikes currently anticipated. A substantial portion of Great Southern’s loan portfolio ($958.8 million at December 31, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2022. Of these loans, $958.4 million had interest rate floors. Great Southern’s loan portfolio also includes loans ($501.2 million at December 31, 2022) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after December 31, 2022. Of these loans, $501.2 million had interest rate floors. Great Southern also has a portfolio of loans ($747.6 million at December 31, 2022) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $734.6 million had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at December 31, 2022) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At December 31, 2022, nearly all of these LIBOR/SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

As of December 31, 2022, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates, SOFR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates, SOFR interest rates and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This has resulted in increasing loan yields and expansion of our net interest income and net interest margin in 2022. For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Operating Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2022 and 2021.”

Business Initiatives

The Company’s 92 banking centers and its loan production offices are consistently reviewed to measure performance and to ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and loan production offices and invest resources where customer demand leads, and from time to time, consolidate banking centers or even exit markets when conditions dictate.

Several banking center changes were initiated in 2022 and are planned for 2023:

●	In the St. Louis market, a low-transaction banking center inside an office building at 8235 Forsyth Boulevard in the Clayton area was consolidated into a nearby Brentwood-area office at 2435 S. Brentwood in August 2022. The commercial lending team continues to serve customers from the Clayton office location. Great Southern operates 17 banking centers in the St. Louis metro market.
●	In Kimberling City, Missouri, a newly-constructed banking center opened in October 2022, replacing the former facility located on the same property at 14309 Highway 13. Including this office, the Company operates three banking centers in the Branson Tri-Lakes area of southwest Missouri.

●	In Joplin, Missouri, a leased banking center at 1232 S. Rangeline Road is expected to be consolidated into a nearby office at 2801 E. 32nd Street in March 2023. After this consolidation, the Company will operate one full-service office in Joplin.
●	In Springfield, Missouri, a banking center located at 1615 West Sunshine Street was razed in early 2023 to make way for a new Express Center, utilizing only interactive teller machine (ITM) technology to serve customers. The modern four-lane drive-up center is expected to open during the third quarter of 2023 and will be the first-of-its-kind in the Springfield market. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the penny. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.

Commercial loan production offices (LPOs) continue to play a significant role in developing the commercial loan portfolio, providing a wide variety of the Bank’s commercial lending services, including commercial real estate loans for new and existing properties and commercial construction loans. Two LPOs were opened in 2022:

●	In February 2022, the Company opened an LPO in Phoenix. A local, highly experienced commercial lender was hired to develop commercial lending relationships in the Phoenix market area.
●	In June 2022, an LPO was opened in Charlotte, North Carolina, and is managed by a local commercial lending veteran.

The Company now operates eight commercial LPOs, with other offices in Atlanta, Chicago, Dallas, Denver, Omaha, Nebraska, and Tulsa, Oklahoma.

Other corporate initiatives occurred in 2022 or are planned in 2023:

●	In November 2022, the Company’s Board of Directors approved a new stock repurchase program, which will succeed the existing repurchase program (authorized in January 2022) following the repurchase of the existing program’s remaining available shares (approximately 177,000 shares as of December 31, 2022). The new stock repurchase program does not have an expiration date and authorizes the purchase, from time to time, of up to one million additional shares of the Company’s common stock.
●	To ensure the Company meets, or preferably exceeds, the expectations of our customers, it is imperative to have a modern and progressive information technology platform. In 2021, after a thorough evaluation of industry-leading core banking platforms and other information technology systems, the decision was made to replace the Company’s current core banking system and ancillary software with a more modern, futuristic and long-term solution. Since the end of 2021, the Company has been heavily focused on preparing for the systems conversion. This upgrade in the operational platform is expected to provide customers with a superior banking experience, both in-person and digitally. Great Southern associates will also benefit with the use of new and advanced tools and better access to more meaningful information to serve our customers.
●	In 2023, Great Southern Bank commemorates its 100th anniversary of serving customers with activities throughout the year. The Bank was originally founded in 1923 with four employees and operated as a savings and loan association in Springfield.

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

During the year ended December 31, 2022, total assets increased by $230.8 million to $5.68 billion. The increase was primarily attributable to increases in loans receivable and held-to-maturity securities, partially offset by decreases in cash and cash equivalents.

Cash and cash equivalents were $168.5 million at December 31, 2022, a decrease of $548.7 million, or 76.5%, from $717.3 million at December 31, 2021. At December 31, 2021, the cash equivalents primarily related to excess funds held at the Federal Reserve Bank. The additional funds were primarily the result of increases in net loan repayments throughout 2021. In 2022, these excess funds were used to purchase new investment securities and originate loans.

The Company’s available-for-sale securities decreased $10.4 million, or 2.1%, compared to December 31, 2021. The decrease was primarily related to the transfer of $226.5 million in available-for-sale securities to held-to-maturity during 2022 and by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. This decrease was mostly offset by the purchase of U.S. Government agency fixed-rate single-family or multi-family mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 8.6% and 9.2% of total assets at December 31, 2022 and December 31, 2021, respectively.

Held-to-maturity securities were $202.5 million at December 31, 2022. As indicated above, during the year ended December 31, 2022, $226.5 million in available-for-sale securities were transferred to held-to-maturity. This included $220.2 million of mortgage-backed securities and collateralized mortgage obligations and $6.3 million in municipal securities. In determining securities that were elected to be transferred to the held-to-maturity category, the Company reviewed all of its investment securities purchased prior to 2022 and determined that certain of those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. The held-to-maturity securities portfolio was 3.6% of total assets at December 31, 2022.

Net loans increased $499.3 million from December 31, 2021, to $4.51 billion at December 31, 2022. This increase was primarily in one- to four-family residential loans ($222 million increase), construction loans ($145 million increase), other residential (multi-family) loans ($84 million increase) and commercial real estate loans ($54 million increase). Loan origination volume in 2022 was similar to loan origination volume that occurred in 2020 and 2021; however, the pace of loan payoffs prior to maturity slowed in 2022 due to the increase in market rates of interest.

Total liabilities increased $314.4 million from $4.83 billion at December 31, 2021 to $5.15 billion at December 31, 2022. The increase was primarily due to increases in short-term borrowings from FHLBank, increases in brokered deposits and increases in reverse repurchase agreements with customers.

Total deposits increased $132.8 million, or 2.9%, from $4.55 billion at December 31, 2021 to $4.68 billion at December 31, 2022. Transaction account balances decreased $338.9 million, from $3.59 billion at December 31, 2021 to $3.25 billion at December 31, 2022. Retail certificates of deposit increased $127.6 million compared to December 31, 2021, to $1.02 billion at December 31, 2022. Decreases in transaction account balances were primarily due to decreases in IntraFi Network Reciprocal Deposits and non-interest-bearing checking accounts. Total interest-bearing checking and demand deposit accounts decreased $192.8 million and $146.2 million, respectively. Customer retail time deposits initiated through our banking center network increased $308.9 million and time deposits initiated through our national internet network decreased $151.9 million. The increase in customer retail time deposits initiated through the banking center network was primarily due to targeted promotions that started in late June 2022. Customer deposits at December 31, 2022 and December 31, 2021 totaling $12.4 million and $41.7 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits increased $344.1 million to $411.5 million at December 31, 2022, compared to $67.4 million at December 31, 2021. Brokered deposits were utilized to fund growth in outstanding loans and to offset reductions in balances in other deposit categories. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at December 31, 2022, $150.0 million were floating rate deposits which adjust daily based on the effective federal funds rate index.

The Company’s term Federal Home Loan Bank advances were $-0- at both December 31, 2022 and 2021. At December 31, 2022 there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short term borrowings category. At December 31, 2021 there were no borrowings from the FHLBank. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short term borrowings and other interest-bearing liabilities increased $87.7 million from $1.8 million at December 31, 2021 to $89.6 million at December 31, 2022. The short term borrowings included overnight FHLBank borrowings of $88.5 million at December 31, 2022. The short term borrowings included no overnight FHLBank borrowings at December 31, 2021.

Securities sold under reverse repurchase agreements with customers increased $39.7 million, or 29.0%, from $137.1 million at December 31, 2021 to $176.8 million at December 31, 2022. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity decreased $83.7 million, from $616.8 million at December 31, 2021 to $533.1 million at December 31, 2022. The Company recorded net income of $75.9 million for the year ended December 31, 2022. In addition, total stockholders’ equity increased $7.7 million due to issuance of the Company’s common stock upon stock option exercises. Total stockholders’ equity decreased $61.8 million due to repurchases of the Company’s common stock. Accumulated other comprehensive income decreased $86.1 million due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of increased market interest rates. Dividends declared on common stock, which decreased total stockholders’ equity, were $19.3 million.

Results of Operations and Comparison for the Years Ended December 31, 2022 and 2021

General

Net income increased $1.3 million, or 1.8%, during the year ended December 31, 2022, compared to the year ended December 31, 2021. Net income was $75.9 million for the year ended December 31, 2022 compared to $74.6 million for the year ended December 31, 2020. This increase was primarily due to an increase in net interest income of $21.7 million, or 12.2%, and a decrease in income tax expense of $1.5 million, or 7.5%, partially offset by an increase in provision for credit losses on loans and unfunded commitments of $11.9 million, or 207.4%, an increase in non-interest expense of $5.7 million, or 4.5%, and a decrease in non-interest income of $4.2 million, or 10.9%.

Total Interest Income

Total interest income increased $28.3 million, or 14.2%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due to a $19.5 million increase in interest income on loans and an $8.8 million increase in interest income on investment securities and other interest-earning assets. Interest income on loans increased for the year ended December 31, 2022 compared to the same period in 2021, primarily due to higher average rates of interest on loans and higher average loan balances. Interest income from investment securities and other interest-earning assets increased during the year ended December 31, 2022 compared to the same period in 2021, due to higher average balances of investment securities combined with higher average rates of interest on investment securities and other interest-earning assets.

Interest Income – Loans

During the year ended December 31, 2022 compared to the year ended December 31, 2021, interest income on loans increased due to higher average balances and average interest rates. Interest income increased $14.5 million as the result of higher average interest rates on loans. The average yield on loans increased from 4.36% during the year ended December 31, 2021 to 4.69% during the year ended December 31, 2022. This increase was primarily due to the repricing of floating rates and the origination of new loans at current market rates in 2022 as market interest rates began to increase significantly. In addition, interest income on loans increased $5.0 million as a result of higher average loan balances, which increased from $4.27 billion during the year ended December 31, 2021, to $4.39 billion during the year ended December 31, 2022. The Company continued to originate loans at a pace similar to prior periods, but overall loan repayments slowed in 2022 compared to the level of repayments in 2021.

Additionally, the Company’s interest income on loans included accretion of net deferred fees related to PPP loans originated in 2020 and 2021. Net deferred fees recognized in interest income were $502,000 and $5.5 million in the years ended December 31, 2022 and December 31, 2021, respectively.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate this swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $8.1 million in each of the years ended December 31, 2022 and December 31, 2021. At December 31, 2022, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company receives a fixed rate of interest of 1.6725% and pays a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate of interest exceeds one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income. If one-month USD-LIBOR exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $941,000 in the year ended December 31, 2022.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. At December 31, 2022, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.06173%.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments increased $7.5 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. Interest income increased $6.4 million as a result of an increase in average balances from $447.9 million during the year ended December 31, 2021, to $675.6 million during the year ended December 31, 2022. Interest income increased $1.1 million due to an increase in average interest rates from 2.61% during the year ended December 31, 2021 to 2.84% during the year ended December 31, 2022, due to higher market rates of interest on investment securities purchased during 2022 compared to securities already in the portfolio. At December 31, 2022, the investment portfolio did not include a material amount of adjustable rate securities.

Interest income on other interest-earning assets increased $1.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. Interest income increased $1.5 million as a result of higher average interest rates from 0.13% during the year ended December 31, 2021, to 1.05% during the year ended December 31, 2022. Interest income decreased $134,000 as a result of a decrease in average balances from $552.1 million during the year ended December 31, 2021, to $195.8 million during the year ended December 31, 2022. The increase in the average interest rate was primarily due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased multiple times in 2022 in conjunction with the increase in the Federal Funds target interest rate.

Total Interest Expense

Total interest expense increased $6.6 million, or 31.9%, during the year ended December 31, 2022, when compared with the year ended December 31, 2021, due to an increase in interest expense on deposits of $7.6 million, or 57.8%, an increase in interest expense on short-term borrowings of $1.1 million, or 100.0%, an increase in interest expense on subordinated debentures issued to capital trusts of $427,000, or 95.3%, and an increase in interest expense on securities sold under reverse repurchase agreements of $287,000, or 775.7%, partially offset by a decrease in interest expense on subordinated notes of $2.7 million, or 31.9%.

Interest Expense - Deposits

Interest expense on demand deposits increased $2.9 million due to an increase in average rates from 0.17% during the year ended December 31, 2021, to 0.30% during the year ended December 31, 2022. In addition, interest on demand deposits increased $52,000 due to an increase in average balances from $2.32 billion in the year ended December 31, 2021, to $2.35 billion in the year ended December 31, 2022. Interest rates paid on demand deposits increased due to significant increases in the federal funds rate of interest and other market interest rates during 2022.

Interest expense on time deposits increased $5.0 million as a result of an increase in average rates of interest from 0.78% during the year ended December 31, 2021, to 1.23% during the year ended December 31, 2022. Partially offsetting that increase, interest expense on time deposits decreased $316,000 due to a decrease in the average balance of time deposits from $1.16 billion during the year ended December 31, 2021, to $1.12 billion during the year ended December 31, 2022. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits in the latter half of 2022 generally resulted in the Company paying a higher rate of interest due to market interest rate increases during 2022. The decrease in average balances of time deposits was a result of decreases in time deposits obtained through on-line channels. On-line channel time deposits were actively reduced by the Company as other deposit sources increased. The Company reduced its rates on these types of time deposits and allowed these deposits to mature without replacement during 2021 and 2022.

Interest Expense - FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2022 and 2021. FHLBank overnight borrowings were utilized in 2022, but were not utilized in 2021.

Interest expense on reverse repurchase agreements increased $290,000 due to an increase in average rates during the year ended December 31, 2022 when compared to the year ended December 31, 2021. The average rate of interest was 0.24% for the year ended December 31, 2022, compared to 0.03% during the year ended December 31, 2021. The average balance of repurchase agreements decreased $11.2 million from $143.8 million in the year ended December 31, 2021 to $132.6 million in the year ended December 31, 2022, resulting in little change in interest expense.

Interest expense on short-term borrowings and other interest-bearing liabilities increased $676,000 due to an increase in average balances from $1.5 million during the year ended December 31, 2021, to $48.5 million during the year ended December 31, 2022, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank. In addition to this increase, interest expense on short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities increased $390,000 due to average rates that increased from 0.00% in the year ended December 31, 2021, to 2.20% in the year ended December 31, 2022.

During the year ended December 31, 2022, compared to the year ended December 31, 2021, interest expense on subordinated debentures issued to capital trusts increased $427,000 due to higher average interest rates. The average interest rate was 1.74% in 2021, compared to 3.40% in 2022. The interest rate on the subordinated debentures is a floating rate indexed to the three-month LIBOR interest rate. There was no change in the average balance of the subordinated debentures between 2022 and 2021.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, the issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, and therefore impact the overall interest expense on the notes. In August 2021, the Company completed the redemption of all of its 5.25% subordinated notes due August 15, 2026. The notes were redeemed for cash by the Company at 100% of their principal amount, plus accrued and unpaid interest. Interest expense on subordinated notes decreased $2.7 million due to a decrease in average balances from $119.8 million during the year ended December 31, 2021 to $74.1 million during the year ended December 31, 2022, due to lower average balances resulting from the redemption of the subordinated notes maturing in 2026.

Net Interest Income

Net interest income for the year ended December 31, 2022 increased $21.7 million, or 12.2%, to $199.6 million, compared to $177.9 million for the year ended December 31, 2021. Net interest margin was 3.80% for the year ended December 31, 2022, compared to 3.37% for the year ended December 31, 2021, an increase of 43 basis points. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and repurchase agreements, partially offset by a decrease in interest expense on subordinated notes.

The Company’s overall interest rate spread increased 37 basis points, or 11.5%, from 3.22% during the year ended December 31, 2021, to 3.59% during the year ended December 31, 2022. The increase was due to a 55 basis point increase in the weighted average yield on interest-earning assets and an 18 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans increased 33 basis points, the yield on investment securities increased 23 basis points and the yield on other interest-earning assets increased 92 basis points. The rate paid on deposits increased 22 basis points, the rate paid on subordinated debentures issued to capital trusts increased 166 basis points, the rate paid on reverse repurchase agreements increased 21 basis points and the rate paid on subordinated notes decreased one basis point. In addition, the Company had outstanding overnight borrowings in the 2022 period, which had an average interest rate of 220 basis points compared to none in the 2021 period.

During the year ended December 31, 2022, the mix of the Company’s assets shifted somewhat, with net increases in outstanding loan balances and investment securities. The Company used excess funds that were previously held on account at the Federal Reserve Bank to fund the increases in loans and investments. Loans increased $499.3 million and investment securities increased $192.1 million, while cash and cash equivalents decreased $548.7 million. Also, in the latter half of 2022, the mix of deposits changed somewhat, with non-time account balances trending lower and time deposit balances trending higher. The increased time deposits are a mix of shorter-term retail deposits, fixed-rate brokered deposits callable at the Company’s discretion and variable-rate brokered deposits. From time to time, the Company also utilized overnight borrowings from the FHLBank.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” table in this Report.

Provision for and Allowance for Credit Losses

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The CECL methodology replaced the incurred loss methodology with a lifetime “expected credit loss” measurement objective for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. This standard requires the consideration of historical loss experience and current conditions adjusted for reasonable and supportable economic forecasts. Upon adoption of the CECL accounting standard, we increased the balance of our allowance for credit losses related to outstanding loans by $11.6 million and created a liability for potential losses related to the unfunded portion of our loans and commitments of approximately $8.7 million. The after-tax effect reduced our retained earnings by approximately $14.2 million. The adjustment was based upon the Company’s analysis of current conditions, assumptions and economic forecasts at January 1, 2021.

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

During the year ended December 31, 2022, the Company recorded a provision expense of $3.0 million on its portfolio of outstanding loans, compared to a negative provision of $6.7 million provision expense recorded for the year ended December 31, 2021. The negative provision for credit losses in 2021 reflected decreased outstanding total loans and continued positive trends in asset quality metrics, combined with an improved economic forecast. In 2021, the national unemployment rate continued to decrease and many measures of economic growth improved. The Company experienced net charge offs of $274,000 for the year ended December 31, 2022 compared to net recoveries of $116,000 for the year ended December 31, 2021. The provision for losses on unfunded commitments for the year ended December 31, 2022 was $3.2 million, compared to $939,000 for the year ended December 31, 2021. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

The Bank’s allowance for credit losses as a percentage of total loans was 1.39% and 1.49% at December 31, 2022 and 2021, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2022, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional credit loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Non-performing assets at December 31, 2022, were $3.7 million, a decrease of $2.3 million from $6.0 million at December 31, 2021. Non-performing assets as a percentage of total assets were 0.07% at December 31, 2022, compared to 0.11% at December 31, 2021.

Compared to December 31, 2021, non-performing loans decreased $1.7 million to $3.7 million at December 31, 2022, and foreclosed assets decreased $538,000 to $50,000 at December 31, 2022. Non-performing commercial real estate loans were $1.6 million, or 43.0%, of total non-performing loans at December 31, 2022. Non-performing one-to four-family residential loans were $722,000, or 19.6%, of the total non-performing loans at December 31, 2022. Non-performing commercial business loans were $586,000, or 16.0%, of total non-performing loans at December 31, 2022. Non-performing land development loans were $384,000, or 10.5%, of total non-performing loans at December 31, 2022. Non-performing consumer loans were $399,000, or 10.9%, of the total non-performing loans at December 31, 2022.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2022, was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	468	—	—	—	—	(84)	—	384
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,216	519	(90)	(279)	—	(37)	(1,607)	722
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,006	238	—	—	—	—	(665)	1,579
Commercial business	—	586	—	—	—	—	—	586
Consumer	733	168	—	(74)	(9)	(92)	(327)	399
Total non-performing loans	$5,423	$1,511	$(90)	$(353)	$(9)	$(213)	$(2,599)	$3,670

FDIC-assisted acquired loans included above	$1,736	$272	$—	$—	$—	$—	$(1,580)	$428

At December 31, 2022, the non-performing commercial real estate category included three loans, one of which was added during 2022. The largest relationship in this category, which totaled $1.3 million, or 83.3% of the total category, was transferred from potential problem loans in 2021 and is collateralized by a mixed use commercial retail building. The non-performing one- to four-family residential category included 23 loans, four of which were added during 2022. The largest relationship in this category, totaled $158,000, or 21.8% of the total category. The non-performing land development category consisted of one loan, which totaled $384,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing commercial business category consisted of two loans that totaled $586,000 to a single borrower, both of which were added during the fourth quarter of 2022 and subsequently paid off with no loss in the first quarter of 2023. The non-performing consumer category included 23 loans, 11 of which were added during 2022.

Other Real Estate Owned and Repossessions. Of the total $233,000 of other real estate owned and repossessions at December 31, 2022, $183,000 represents properties which were not acquired through foreclosure.

Activity in foreclosed assets and repossessions during the year ended December 31, 2022, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	315	—	(300)	—	(15)	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	183	—	(175)	—	(8)	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	90	344	(384)	—	—	50
Total foreclosed assets and repossessions	$588	$344	$(859)	$—	$(23)	$50

FDIC-assisted acquired assets included above	$498	$—	$(475)	$—	$(23)	$—

The Company sold its three remaining foreclosed real estate properties in 2022. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Potential Problem Loans. Potential problem loans decreased $402,000 during the year ended December 31, 2022, from $2.0 million at December 31, 2021 to $1.6 million at December 31, 2022. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the year ended December 31, 2022, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	15	—	—	—	—	—	(15)	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,432	279	(275)	—	—	—	(88)	1,348
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	210	—	—	—	—	(44)	(166)	—
Commercial business	—	—	—	—	—	—	—	—
Consumer	323	161	(58)	(37)	(27)	(9)	(123)	230
Total potential problem loans	$1,980	$440	$(333)	$(37)	$(27)	$(53)	$(392)	$1,578

FDIC-assisted acquired loans included above	$1,004	$—	$—	$—	$—	$(44)	$(217)	$743

At December 31, 2022, the one- to four-family residential category of potential problem loans included 22 loans, one of which was added during the year ended December 31, 2022. The largest relationship in this category totaled $159,000, or 11.8% of the total category. The consumer category of potential problem loans included 26 loans, 17 of which were added during the year ended December 31, 2022.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the year ended December 31, 2022, loans classified as “Watch” decreased $2.0 million, from $30.7 million at December 31, 2021 to $28.7 million at December 31, 2022 primarily due to loans being upgraded out of the “Watch” category, partially offset by loans being downgraded to the “Watch” category. See Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report, for further discussion of the Company’s loan grading system.

Non-Interest Income

Non-interest income for the year ended December 31, 2022 was $34.1 million compared with $38.3 million for the year ended December 31, 2021. The decrease of $4.2 million, or 10.9%, was primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales decreased $6.9 million compared to the prior year. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during 2022 compared to 2021. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020 and 2021. As a result of the significant volume of refinance activity in 2020 and 2021, and as market interest rates moved higher beginning in the second quarter of 2022, mortgage refinance volume has decreased and fixed rate loan originations and related gains on sales of these loans have decreased substantially. The lower level of originations is expected to continue as long as market rates remain elevated.

Other income: Other income increased $1.3 million compared to the prior year. In 2022, a gain of $1.0 million was recognized on sales of fixed assets. Also in 2022, the Company recorded a one-time bonus of $500,000 from its card processor for achieving certain benchmarks related to debit card activity.

Overdraft and Insufficient funds fees: Overdraft and Insufficient funds fees increased $1.2 million compared to the prior year. It appears that consumers continued to spend significantly in 2022, but some may have lower account balances as prices for goods and services have increased and government stimulus payments received by consumers in 2020 and 2021 have been exhausted now.

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $676,000 compared to the prior year. This increase was mainly due to increased customer debit card transactions in 2022 compared to 2021. In the latter half of 2021 and through 2022, debit card usage by customers rebounded and was back to historical levels, and in many cases, increased levels of activity. However, during the three months ended December 31, 2022, debit card usage and revenue to Great Southern decreased a bit compared to recent quarterly periods. It appears that debit card transaction volumes may have decreased and customers may be using credit cards for more transactions instead.

Non-Interest Expense

Total non-interest expense increased $5.7 million, or 4.5%, from $127.7 million in the year ended December 31, 2021, to $133.4 million in the year ended December 31, 2022. The Company’s efficiency ratio for the year ended December 31, 2022 was 57.05%, compared to 59.03% for 2021. The higher efficiency ratio in 2021 was primarily due to an increase in non-interest expense (primarily from the significant IT consulting expense and related contract termination liability incurred in December 2021), partially offset by an increase in total revenue. Excluding this consulting expense and contract termination liability, the Company’s efficiency ratio was 56.57% in 2021. In the year ended December 31, 2022, the improvement in the efficiency ratio was primarily due to an increase in net interest income, as a result of increased loan and investment balances and increased market interest rates compared to the year ended December 31, 2021, partially offset by increased non-interest expense. The Company’s ratio of non-interest expense to average assets was 2.42% for the year ended December 31, 2022 compared to 2.32% for the year ended December 31, 2021. Average assets for the year ended December 31, 2022, increased $17.4 million, or 0.3%, from the year ended December 31, 2021, primarily due to increases in net loans receivable and investment securities, partially offset by a decrease interest-bearing cash equivalents.

The following were key items related to the increase in non-interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

Salaries and employee benefits: Salaries and employee benefits increased $5.0 million from the prior year. A portion of this increase related to normal annual merit increases in various lending and operations areas. In 2022, many of these increases were larger than in previous years due to the current employment environment. Also, in the second quarter of 2022, the Company paid a special cash bonus to all employees totaling $1.1 million in response to the rapid and significant increases in prices for many goods and services. In addition, the Phoenix and Charlotte, North Carolina loan offices were opened in 2022, with the operation of these offices adding approximately $727,000 of salaries and benefits expense in the 2022 year.

Other operating expenses: Other operating expenses increased $1.7 million from the prior year, to $8.3 million. Of this increase, $443,000 related to deposit account fraud losses and $219,000 related to charitable contributions.

Provision for Income Taxes

For the years ended December 31, 2022 and 2021, the Company’s effective tax rate was 19.4% and 20.9%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states is analyzed. Upon filing its federal and various state income tax returns for 2021 in the fourth quarter of 2022, the Company updated its combined tax rate applied to deferred tax items and also adjusted its current income taxes receivable/payable balances as a result of carryback claims. These adjustments to current and deferred taxes resulted in a reduction in income tax expense of $1.1 million in the fourth quarter of 2022.The Company’s effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were $6.3 million, $11.2 million and $6.6 million for 2022, 2021 and 2020, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31,	Year Ended			Year Ended			Year Ended
	2022	December 31, 2022			December 31, 2021			December 31, 2020
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.45%	$811,896	$27,853	3.43%	$678,900	$25,251	3.72%	$652,096	$29,099	4.46%
Other residential	6.18	837,582	43,174	5.15	922,739	40,998	4.44	930,529	43,902	4.72
Commercial real estate	5.54	1,551,541	73,164	4.72	1,541,095	65,811	4.27	1,526,618	69,437	4.55
Construction	6.37	679,524	37,370	5.50	616,899	27,696	4.49	665,546	32,443	4.87
Commercial business	5.72	292,825	14,615	4.99	279,232	15,403	5.52	325,397	14,070	4.32
Other loans	5.56	199,336	8,864	4.45	220,783	10,347	4.69	283,678	15,184	5.35
Industrial revenue bonds (1)	5.58	13,338	711	5.33	14,528	763	5.25	15,395	829	5.38

Total loans receivable	5.54	4,386,042	205,751	4.69	4,274,176	186,269	4.36	4,399,259	204,964	4.66

Investment securities (1)	2.74	675,571	19,170	2.84	447,943	11,689	2.61	426,383	12,262	2.88
Interest-earning deposits in other banks	4.34	195,817	2,056	1.05	552,094	715	0.13	246,110	477	0.19

Total interest-earning assets	5.19	5,257,430	226,977	4.32	5,274,213	198,673	3.77	5,071,752	217,703	4.29
Non-interest-earning assets:
Cash and cash equivalents		96,353			96,989			93,832
Other non-earning assets		166,007			131,154			157,842
Total assets		$5,519,790			$5,502,356			$5,323,426

Interest-bearing liabilities:
Interest-bearing demand and savings	0.90	$2,346,546	6,938	0.30	$2,316,890	4,023	0.17	$1,867,166	7,096	0.38
Time deposits	2.30	1,119,157	13,738	1.23	1,161,134	9,079	0.78	1,636,205	25,335	1.55
Total deposits	1.39	3,465,703	20,676	0.60	3,478,024	13,102	0.38	3,503,371	32,431	0.93
Securities sold under reverse repurchase agreements	0.94	132,595	324	0.24	143,757	37	0.03	140,938	31	0.02
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.60	48,530	1,066	2.20	1,529	—	—	42,560	644	1.51
Subordinated debentures issued to capital trust	6.04	25,774	875	3.40	25,774	448	1.74	25,774	628	2.44
Subordinated notes	5.95	74,131	4,422	5.97	119,780	7,165	5.98	115,335	6,831	5.92

Total interest-bearing liabilities	1.56	3,746,733	27,363	0.73	3,768,864	20,752	0.55	3,827,978	40,565	1.06
Non-interest-bearing liabilities:
Demand deposits		1,141,660			1,061,716			826,900
Other liabilities		66,224			44,260			46,111
Total liabilities		4,954,617			4,874,840			4,700,989
Stockholders’ equity		565,173			627,516			622,437
Total liabilities and stockholders’ equity		$5,519,790			$5,502,356			$5,323,426

Net interest income:
Interest rate spread	3.63%		$199,614	3.59%		$177,921	3.22%		$177,138	3.23%
Net interest margin*				3.80%			3.37%			3.49%
Average interest-earning assets to average interest- bearing liabilities		140.3%			139.9%			132.5%

* Defined as the Company’s net interest income divided by total interest-earning assets.

(1)

Of the total average balance of investment securities, average tax-exempt investment securities were $54.0 million, $42.3 million and $55.9 million for 2022, 2021 and 2020, respectively. In addition, average tax-exempt industrial revenue bonds were $16.4 million, $17.9 million and $20.0 million in 2022, 2021 and 2020, respectively. Interest income on tax-exempt assets included in this table was $2.2 million, $1.6 million and $2.2 million for 2022, 2021 and 2020, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.1 million, $1.6 million and $2.0 million for 2022, 2021 and 2020, respectively.

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

	Year Ended			Year Ended
	December 31, 2022 vs.			December 31, 2021 vs.
	December 31, 2021			December 31, 2020
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	$14,512	$4,970	$19,482	$(12,982)	$(5,713)	$(18,695)
Investment securities	1,098	6,383	7,481	(1,173)	600	(573)
Interest-earning deposits in other banks	1,475	(134)	1,341	(200)	438	238
Total interest-earning assets	17,085	11,219	28,304	(14,355)	(4,675)	(19,030)
Interest-bearing liabilities:
Demand deposits	2,863	52	2,915	(4,497)	1,424	(3,073)
Time deposits	4,975	(316)	4,659	(10,246)	(6,010)	(16,256)
Total deposits	7,838	(264)	7,574	(14,743)	(4,586)	(19,329)
Securities sold under reverse repurchase agreements	290	(3)	287	6	—	6
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	390	676	1,066	(326)	(318)	(644)
Subordinated debentures issued to capital trust	427	—	427	(180)	—	(180)
Subordinated notes	(20)	(2,723)	(2,743)	69	265	334
Total interest-bearing liabilities	8,925	(2,314)	6,611	(15,174)	(4,639)	(19,813)
Net interest income	$8,160	$13,533	$21,693	$819	$(36)	$783

Results of Operations and Comparison for the Years Ended December 31, 2021 and 2020

General

Net income increased $15.3 million, or 25.8%, during the year ended December 31, 2021, compared to the year ended December 31, 2020. Net income was $74.6 million for the year ended December 31, 2021 compared to $59.3 million for the year ended December 31, 2020. This increase was due to a decrease in provision (credit) for credit losses and unfunded commitments of $21.6 million, or 136.3%, an increase in non-interest income of $3.3 million, or 9.3%, and an increase in net interest income of $783,000, or 0.4%, partially offset by an increase in income tax expenses of $6.0 million, or 43.2%, and an increase in non-interest expenses of $4.4 million, or 3.6%.

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

As of December 31, 2021, the remaining accretable yield adjustment that will affect interest income was $429,000. We recognized the remaining $429,000 of interest income during 2022. We adopted the new accounting standard related to accounting for credit losses as of January 1, 2021. With the adoption of this standard, there is no reclassification of discounts from non-accretable to accretable subsequent to December 31, 2020. All adjustments made prior to December 31, 2020 will continue to be accreted to interest income. Apart from the yield accretion, the average yield on loans was 4.32% during the year ended December 31, 2021, compared to 4.53% during the year ended December 31, 2020, as a result of lower current market rates on adjustable rate loans and new loans originated during the year.

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

Interest Expense – Deposits

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

Interest Expense - FHLBank Advances, Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2021 and 2020. FHLBank overnight borrowings were utilized in the first quarter of 2020.

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

The Company’s overall interest rate spread decreased one basis point, or 0.5%, from 3.23% during the year ended December 31, 2020, to 3.22% during the year ended December 31, 2021. The decrease was due to a 52 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 51 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans decreased 30 basis points, the yield on investment securities decreased 27 basis points and the yield on other interest-earning assets decreased six basis points. The rate paid on deposits decreased 55 basis points, the rate paid on subordinated debentures issued to capital trust decreased 70 basis points, the rate paid on short-term borrowings decreased 34 basis points, and the rate paid on subordinated notes increased six basis points.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” table in this Report.

Provision for and Allowance for Credit Losses

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

Non-performing Assets

Prior to adoption of the CECL accounting standard on January 1, 2021, FDIC-assisted acquired non-performing assets, including foreclosed assets and potential problem loans, were not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets. These assets were initially recorded at their estimated fair values as of their acquisition dates and accounted for in pools. The loan pools were analyzed rather than the individual loans. The performance of the loan pools acquired in each of the Company’s five FDIC-assisted transactions has been better than expectations as of the acquisition dates; as a result, FDIC-assisted acquired assets are included in their particular collateral categories in the tables below and then the total FDIC-assisted acquired assets are subtracted from the total balances.

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

Loans that were modified under the guidance provided by the CARES Act are not included as non-performing loans in the table above as they were current under their modified terms.

Other Real Estate Owned and Repossessions. Of the total $2.1 million of other real estate owned and repossessions at December 31, 2021, $1.5 million represents properties which were not acquired through foreclosure.

Activity in foreclosed assets and repossessions during the year ended December 31, 2021, was as follows:

	Beginning					Ending
	Balance,			Capitalized		Balance,
	January 1	Additions	Sales	Costs	Write-Downs	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	263	—	(169)	—	(94)	—
Land development	682	—	(250)	—	(117)	315
Commercial construction	—	—	—	—	—	—
One- to four-family residential	125	183	(125)	—	—	183
Other residential	—	—	—	—	—	—
Commercial real estate	—	192	(192)	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	153	759	(822)	—	—	90
Total foreclosed assets and repossessions	1,223	1,134	(1,558)	—	(211)	588
Less: FDIC-assisted acquired assets	446	375	(206)	—	(117)	498

Total foreclosed assets and repossessions net of FDIC-assisted acquired assets	$777	$759	$(1,352)	$—	$(94)	$90

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

Potential Problem Loans. Potential problem loans decreased $3.8 million during the year ended December 31, 2021, from $5.8 million at December 31, 2020 to $2.0 million at December 31, 2021. As noted, we experienced an increased level of loan modifications in late March through June 2020; however, total loan modifications were much lower at December 31, 2020, and decreased further through December 31, 2021. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the pandemic situation. Although loan modifications were made, they did not automatically result in these loans being classified as TDRs, potential problem loans or non-performing loans.

Activity in the potential problem loans category during the year ended December 31, 2021, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers	Foreclosed			Ending
	Balance,	to Potential	Potential	to Non-	Assets and			Balance,
	January 1	Problem	Problem	Performing	Repossessions	Charge-Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	21	—	—	—	—	—	(6)	15
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,157	—	(314)	(52)	—	—	(359)	1,432
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,080	—	(1,070)	(1,726)	—	—	(74)	210
Commercial business	—	—	—	—	—	—	—	—
Consumer	588	158	(21)	(1)	(95)	(97)	(209)	323
Total potential problem loans	5,846	158	(1,405)	(1,779)	(95)	(97)	(648)	1,980
Less: FDIC-assisted acquired loans	1,523	—	(314)	—	—	—	(205)	1,004

Total potential problem loans net of FDIC-assisted acquired loans	$4,323	$158	$(1,091)	$(1,779)	$(95)	$(97)	$(443)	$976

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

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $2.8 million compared to the year ended December 31, 2020. This increase was primarily due to a reduction in customer usage in 2020 as the COVID-19 pandemic caused many businesses to close or limit access for a period of time. In the year ended December 31, 2021, debit card and ATM usage by customers was back to normal levels, and in some cases, increased levels of activity.

Net gains on loan sales: Net gains on loan sales increased $1.4 million compared to the year ended December 31, 2020. The increase was due to an increase in originations of fixed-rate single-family mortgage loans during 2021 compared to 2020. Fixed-rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in the latter half of 2020 and the first half of 2021. As a result of the significant volume of refinance activity, and as market interest rates moved a bit higher in the latter half of 2021, mortgage refinance volume decreased and loan originations and related gains on sales of these loans returned to levels closer to historic averages.

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

Other income: Other income decreased $2.0 million compared to the year ended December 31, 2020. In 2020, the Company recognized approximately $1.5 million of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties, with fewer of these transactions and related fee income generated in 2021.

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

The following were key items related to the increase in non-interest expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $4.2 million in the year ended December 31, 2021 when compared to the year ended December 31, 2020. In 2021, the Company expensed and paid $4.1 million in fees to consultants that were engaged to support the Company in its evaluation of core and ancillary software and information technology systems. The consultant’s support included assisting the Company in identifying various software options, helping identify positive and negative attributes of those software options and assisting in negotiating contract terms and pricing.

Net Occupancy and Equipment Expense: Net occupancy and Equipment expense increased $1.6 million, to $29.2 million at December 31, 2021 when compared to the year ended December 31, 2020. In 2021, the Company expensed a $1.2 million contract termination fee related to the Company’s current core software and information technology system.

Insurance: Insurance expense increased $656,000 in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase in FDIC deposit insurance premiums. In 2020, the Company had a $482,000 credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The remaining deposit insurance fund credit was utilized in 2020 in addition to $870,000 in premiums being due for the year ended December 31, 2020, while the premium expense was $1.4 million for the year ended December 31, 2021.

Expense on other real estate owned and repossessions: Expense on other real estate owned and repossessions decreased $1.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to sales of most foreclosed assets and a smaller amount of repossessed automobiles in 2021, plus higher valuation write-downs of certain foreclosed assets during 2020. During 2020, sales and valuation write-downs of certain foreclosed assets totaled a net expense of $963,000, while sales and valuation write-downs in 2021 totaled a net gain of $7,000.

Salaries and employee benefits: Salaries and employee benefits decreased $520,000 in the year ended December 31, 2021 compared to the year ended December 31, 2020. In 2020, the Company approved two special cash bonuses to all employees totaling $2.2 million in response to the COVID-19 pandemic. Such bonuses were not repeated in the year ended December 31, 2021.

Provision for Income Taxes

For the years ended December 31, 2021 and 2020, the Company’s effective tax rates were 20.9% and 18.9%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At December 31, 2022, the Company had commitments of approximately $114.0 million to fund loan originations, $2.01 billion of unused lines of credit and unadvanced loans, and $16.7 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$199,182	$175,682	$164,480	$155,831	$150,948
Secured by real estate (not one- to four-family)	—	23,752	22,273	19,512	11,063
Not secured by real estate - commercial business	104,452	91,786	77,411	83,782	87,480

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	100,669	74,501	42,162	48,213	37,162
Secured by real estate (not one-to four-family)	1,444,450	1,092,029	823,106	798,810	906,006

Loan commitments not closed
Secured by real estate (one-to four-family)	16,819	53,529	85,917	69,295	24,253
Secured by real estate (not one-to four-family)	157,645	146,826	45,860	92,434	104,871
Not secured by real estate - commercial business	50,145	12,920	699	—	405

	$2,073,362	$1,671,025	$1,261,908	$1,267,877	$1,322,188

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2022. Additional information regarding these contractual obligations is discussed further in Notes 6, 8, 9, 10, 11, 12, 13 and 18 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or	Over One to	Over Five
	Less	Five Years	Years	Total

	(In Thousands)

Deposits without a stated maturity	$3,402,123	$—	$—	$3,402,123
Time and brokered certificates of deposit	1,070,939	211,013	835	1,282,787
Short-term borrowings	266,426	—	—	266,426
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	74,281	74,281
Operating leases	1,199	4,323	3,206	8,728
Dividends declared but not paid	4,893	—	—	4,893

	$4,745,580	$215,336	$104,096	$5,065,012

The Company’s primary sources of funds are customer deposits, brokered deposits, short term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities, and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds. Since mid-2022, the Company has increased the interest rates it pays on many deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings.

At December 31, 2022 and 2021, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2022	December 31, 2021
Federal Home Loan Bank line	$1,005.1 million	$756.5 million
Federal Reserve Bank line	397.0 million	352.4 million
Cash and cash equivalents	168.5 million	717.3 million
Unpledged securities – Available-for-sale	371.8 million	406.8 million
Unpledged securities – Held-to-maturity	202.5 million	—

Statements of Cash Flows. During the years ended December 31, 2022, 2021 and 2020, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during the year ended December 31, 2021, and negative cash flows from investing activities during the years ended December 31, 2022 and 2020. The Company experienced negative cash flows from financing activities during the year ended December 31, 2021, and positive cash flows from financing activities during the years ended December 31, 2022 and 2020.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, realized gains on the sale of investment securities and loans, depreciation and amortization and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $66.6 million, $85.0 million and $46.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

During the years ended December 31, 2022, 2021 and 2020, investing activities used cash of $801.3 million, provided cash of $190.7 million and used cash of $131.3 million, respectively, primarily due to the net increases and purchases of loans (2022 and 2020) and investment securities (2022, 2021 and 2020), partially offset by cash received for the termination of interest rate derivatives (2020). During 2021, investing activities provided cash as net loan repayments exceeded the purchase of loans and investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in short-term borrowings, proceeds from the issuance of subordinated notes, redemption of subordinated notes, purchases of the Company’s common stock and dividend payments to stockholders. Financing activities provided cash flows of $186.0 million and $428.9 million during the years ended December 31, 2022 and 2020, respectively, primarily due to increases in customer deposit balances, net increases or decreases in various borrowings and proceeds from the issuance of subordinated notes (2020), partially offset by dividend payments to stockholders and purchases of the Company’s common stock. Financing activities used cash flows of $122.2 million during the year ended December 31, 2021, as dividend payments to stockholders, redemption of subordinated notes and purchases of the Company’s common stock exceeded the net increase in deposits.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2022, total stockholders’ equity and common stockholders’ equity were each $533.1 million, or 9.4% of total assets, equivalent to a book value of $43.58 per common share. As of December 31, 2021, total stockholders’ equity and common stockholders’ equity were each $616.8 million, or 11.3% of total assets, equivalent to a book value of $46.98 per common share. At December 31, 2022, the Company’s tangible common equity to tangible assets ratio was 9.2%, compared to 11.2% at December 31, 2021. Included in stockholders’ equity at December 31, 2022 and 2021, were unrealized gains (losses) (net of taxes) on the Company’s available-for-sale investment securities totaling $(47.2 million) and $9.1 million, respectively. This change from a net unrealized gain to a net unrealized loss during 2022 primarily resulted from increasing market interest rates throughout 2022, which decreased the fair value of investment securities.

In addition, included in stockholders’ equity at December 31, 2022, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $17.4 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At December 31, 2022, the remaining pre-tax amount to be recorded in interest income was $22.5 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at December 31, 2022, was an unrealized loss (net of taxes) on the Company’s three outstanding cash flow hedges (three interest rate swaps) totaling $23.6 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2022, the Bank’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 capital ratio was 11.9%, its total capital ratio was 13.1% and its Tier 1 leverage ratio was 11.5%. As a result, as of December 31, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Bank’s common equity Tier 1 capital ratio was 14.1%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.9%. As a result, as of December 31, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2022, the Company’s common equity Tier 1 capital ratio was 10.6%, its Tier 1 capital ratio was 11.0%, its total capital ratio was 13.5% and its Tier 1 leverage ratio was 10.6%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of December 31, 2022, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2021, the Company’s common equity Tier 1 capital ratio was 12.9%, its Tier 1 capital ratio was 13.4%, its total capital ratio was 16.3% and its Tier 1 leverage ratio was 11.3%. As of December 31, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. Both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels at December 31, 2022 and 2021.

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

Dividends. During the year ended December 31, 2022, the Company declared common stock cash dividends of $1.56 per share (25.9% of net income per common share) and paid common stock cash dividends of $1.52 per share. During the year ended December 31, 2021, the Company declared common stock cash dividends of $1.40 per share (25.6% of net income per common share) and paid common stock cash dividends of $1.38 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of December 31, 2022, was paid to stockholders in January 2023.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the years ended December 31, 2022 and 2021, the Company repurchased 1,043,804 shares of its common stock at an average price of $59.25 per share and 715,397 shares of its common stock at an average price of $54.69 per share, respectively. During the years ended December 31, 2022 and 2021, the Company issued 146,601 shares of stock at an average price of $42.69 per share and 91,285 shares of stock at an average price of $40.53 per share, respectively, to cover stock option exercises.

In January 2022, the Company’s Board of Directors authorized management to purchase up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At December 31, 2022, there were approximately 177,000 shares which could still be purchased under this authorization. In December 2022, the Company’s Board of Directors authorized the purchase of up to an additional one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions, resulting in a total of approximately 1.2 million shares currently available in our stock repurchase authorization.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures includes the efficiency ratio excluding consulting expense and related contract termination liability and tangible common equity to tangible assets ratio.

We calculate the efficiency ratio excluding consulting expense and related contract termination liability by subtracting from the non-interest expense component of the ratio the consulting expense and contract termination fee we incurred during 2021 in connection with the evaluation of our core and ancillary software and information technology systems. We had no such expenses or fees during 2022. Management believes the efficiency ratio calculated in this manner better reflects our core operating performance and makes this ratio more meaningful when comparing our operating results to different periods.

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

Non-GAAP Reconciliation: Efficiency Ratio Excluding Consulting Expense and Related Contract Termination Liability

	Year Ended
	December 31, 2021
	(Dollars in Thousands)

Reported non-interest expense/ efficiency ratio	$127,635	59.03%
Less: Impact of one-time consulting expense and related contract termination liability	5,318	2.46
Core non-interest expense/ efficiency ratio	$122,317	56.57%

There were no non-GAAP adjustments to the efficiency ratio for years other than 2021.

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2019	2018

	(Dollars In Thousands)

Common equity at period end	$533,087	$616,752	$629,741	$603,066	$531,977
Less: Intangible assets at period end	10,813	6,081	6,944	8,098	9,288
Tangible common equity at period end (a)	$522,274	$610,671	$622,797	$594,968	$522,689

Total assets at period end	$5,680,702	$5,449,944	$5,526,420	$5,015,072	$4,676,200
Less: Intangible assets at period end	10,813	6,081	6,944	8,098	9,288
Tangible assets at period end (b)	$5,669,889	$5,443,863	$5,519,476	$5,006,974	$4,666,912

Tangible common equity to tangible assets (a) / (b)	9.21%	11.22%	11.28%	11.88%	11.20%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2022, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the then-current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. Since March 2022, market interest rates have increased fairly rapidly and are expected to increase further in the first half of 2023. This increased loan yields and expanded our net interest income and net interest margin in 2022. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs. Subsequent to December 31, 2022, cumulative time deposit maturities are as follows: within three months --$237 million; within six months -- $733 million; and within twelve months -- $1.07 billion. At December 31, 2022, the weighted average interest rates on these various cumulative maturities were 1.42%, 1.87% and 2.09%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%, and is 4.75% currently. Financial markets expect further increases in Federal Funds interest rates in the first half of 2023, with 0.50-1.00% of additional cumulative rate hikes currently anticipated. A substantial portion of Great Southern’s loan portfolio ($958.8 million at December 31, 2022) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2022. Of these loans, $958.4 million had interest rate floors. Great Southern’s loan portfolio also includes loans ($501.2 million at December 31, 2022) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after December 31, 2022. Of these loans, $501.2 million had interest rate floors. Great Southern also has a portfolio of loans ($747.6 million at December 31, 2022) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $734.6 million had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at December 31, 2022) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $6.7 million had interest rate floors at various rates. At December 31, 2022, nearly all of these LIBOR/SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

The following tables illustrate the expected maturities and repricing, respectively, of the Bank’s financial instruments at December 31, 2022. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,								December 31,
									2022
	2023	2024	2025	2026	2027	2028-2037	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$63,258	—	—	—	—	—	—	$63,258	$63,258
Weighted average rate	4.34%	—	—	—	—	—	—	4.34%
Available-for-sale debt securities (1)	$2,253	—	$6,906	$3,667	$20,770	$184,690	$272,306	$490,592	$490,592
Weighted average rate	4.55%	—	4.10%	1.76%	1.43%	2.75%	2.73%	2.70%
Held-to-maturity securities (2)	—	—	—	$532	—	$107,437	$94,526	$202,495	$177,765
Weighted average rate	—	—	—	1.58%	—	2.81%	2.43%	2.63%
Adjustable rate loans	$897,043	$465,012	$279,450	$215,533	$99,157	$218,402	$688,853	$2,863,450	$2,817,381
Weighted average rate	7.24%	7.07%	6.90%	7.10%	6.63%	5.83%	3.24%	4.23%
Fixed rate loans	$210,435	$185,784	$291,763	$377,044	$271,921	$352,586	$33,209	$1,722,742	$1,653,061
Weighted average rate	4.61%	4.33%	4.54%	3.92%	4.55%	3.91%	4.30%	4.26%
Federal Home Loan Bank stock and other interest earning assets	$20,710	—	—	—	—	—	$10,104	$30,814	$30,814
Weighted average rate	4.33%	—	—	—	—	—	4.49%	4.38%

Total financial assets	$1,193,699	$650,796	$578,119	$596,776	$391,848	$863,115	$1,098,998	$5,373,351

Financial Liabilities:
Time deposits	$1,070,939	$139,060	$65,454	$2,967	$3,532	$835	—	$1,282,787	$1,270,790
Weighted average rate	2.09%	3.31%	3.75%	0.72%	0.71%	3.75%	—	2.30%
Interest-bearing demand	$2,338,535	—	—	—	—	—	—	$2,338,535	$2,338,535
Weighted average rate	0.90%	—	—	—	—	—	—	0.90%
Non-interest-bearing demand	$1,063,588	—	—	—	—	—	—	$1,063,588	$1,063,588
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$176,843	—	—	—	—	—	—	$176,843	$176,843
Weighted average rate	0.94%	—	—	—	—	—	—	0.94%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$89,583	—	—	—	—	—	—	$89,583	$89,583
Weighted average rate	4.60%	—	—	—	—	—	—	4.60%
Subordinated notes	—	—	—	—	—	$75,000	—	$75,000	$72,000
Weighted average rate	—	—	—	—	—	5.95%	—	5.95%
Subordinated debentures	—	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	—	6.04%	6.04%

Total financial liabilities	$4,739,488	$139,060	$65,454	$2,967	$3,532	$75,835	$25,774	$5,052,110
(1)	Available-for-sale debt securities include approximately $417.5 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $196.3 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.

Repricing

	December 31,								December 31,
									2022
	2023	2024	2025	2026	2027	2028-2037	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$63,258	—	—	—	—	—	—	$63,258	$63,258
Weighted average rate	4.34%	—	—	—	—	—	—	4.34%
Available-for-sale debt securities(1)	$2,253	—	$6,906	$3,667	$20,770	$184,690	$272,306	$490,592	$490,592
Weighted average rate	4.55%	—	4.10%	1.76%	1.43%	2.75%	2.73%	2.70%
Held-to-maturity securities (2)	—	—	—	$532	—	$107,437	$94,526	$202,495	$177,765
Weighted average rate	—	—	—	1.58%	—	2.81%	2.43%	2.63%
Adjustable rate loans	$2,198,489	$23,333	$45,734	$32,935	$69,629	$493,330	—	$2,863,450	$2,817,381
Weighted average rate	3.84%	4.01%	3.91%	3.32%	3.72%	3.50%	—	6.08%
Fixed rate loans	$210,435	$185,784	$291,763	$377,044	$271,921	$352,586	$33,209	$1,722,742	$1,653,061
Weighted average rate	4.61%	4.33%	4.54%	3.92%	4.55%	3.91%	4.30%	4.26%
Federal Home Loan Bank stock and other interest earning assets	$30,814	—	—	—	—	—	—	$30,814	$30,814
Weighted average rate	4.38%	—	—	—	—	—	—	4.38%

Total financial assets	$2,505,249	$209,117	$344,403	$414,178	$362,320	$1,138,043	$400,041	$5,373,351

Financial Liabilities:
Time deposits	$1,082,139	$127,860	$65,454	$2,967	$3,532	$835	—	$1,282,787	$1,270,790
Weighted average rate	2.09%	3.34%	3.75%	0.72%	0.71%	3.75%	—	2.30%
Interest-bearing demand	$2,338,535	—	—	—	—	—	—	$2,338,535	$2,338,535
Weighted average rate	0.90%	—	—	—	—	—	—	0.90%
Non-interest-bearing demand (3)	—	—	—	—	—	—	$1,063,588	$1,063,588	$1,063,588
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$176,843	—	—	—	—	—	—	$176,843	$176,843
Weighted average rate	0.94%	—	—	—	—	—	—	0.94%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$89,583	—	—	—	—	—	—	$89,583	$89,583
Weighted average rate	4.60%	—	—	—	—	—	—	4.60%
Subordinated notes	—	—	$75,000	—	—	—	—	$75,000	$72,000
Weighted average rate	—	—	5.95%	—	—	—	—	5.95%
Subordinated debentures	$25,774	—	—	—	—	—	—	$25,774	$25,774
Weighted average rate	6.04%	—	—	—	—	—	—	6.04%

Total financial liabilities	$3,712,874	$127,860	$140,454	$2,967	$3,532	$835	$1,063,588	$5,052,110

Periodic repricing GAP	$(1,207,625)	$81,257	$203,949	$411,211	$358,788	$1,137,208	$(663,547)	$321,241

Cumulative repricing GAP	$(1,207,625)	$(1,126,368)	$(922,419)	$(511,208)	$(152,420)	$984,788	$321,241
(1)	Available-for-sale debt securities include approximately $417.5 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $196.3 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(3)	Non-interest-bearing demand deposits are included in this table in the column labeled “Thereafter” since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involves our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s loan portfolio totaled $4.6 billion as of December 31, 2022, and the allowance for credit losses on loans was $63.5 million. The Company’s unfunded loan commitments totaled $2.1 billion, with an allowance for credit loss of $12.8 million. Together these amounts represent the allowance for credit losses (ACL).

The ACL on loans and unfunded commitments as defined by Topic 326 is an estimate of lifetime expected credit losses on loans and unfunded commitments. The ACL is measured on a collective basis based on pools of loans with similar risk characteristics. Average historical loss rates over a defined lookback period are analyzed for the segmented loan pools, and adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions and reasonable and supportable forecasts. Qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk are considered in determining the adequacy of the level of the ACL. The Company discloses that this determination involves a high degree of judgment and complexity and is inherently subjective.

We identified the valuation of the ACL as a critical audit matter. Auditing the ACL involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specifically identified losses on individually evaluated loans, and assessing the appropriateness of loan credit ratings.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the ACL;
●	Testing the design and operating effectiveness of controls, including those related to technology, over the ACL including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings, and risk classification of loans and establishment of specific reserves on individually evaluated loans, and management’s review and disclosure controls over the ACL;
●	Testing of completeness and accuracy of the information utilized in the ACL;
●	Testing the mathematical accuracy of the calculation of the ACL;
●	Evaluating the qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of significant assumptions;
●	Testing the loan review function and evaluating the accuracy of loan credit ratings;
●	Evaluating the reasonableness of specific allowances on individually evaluated loans;
●	Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;
●	Evaluating the disclosures in the consolidated financial statements.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 1975.

Springfield, Missouri

March 13, 2023

Great Southern Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2022 and 2021

(In Thousands, Except Per Share Data)

	2022	2021
Assets
Cash	$105,262	$90,008
Interest-bearing deposits in other financial institutions	63,258	627,259
Cash and cash equivalents	168,520	717,267
Available-for-sale securities	490,592	501,032
Held-to-maturity securities	202,495	—
Mortgage loans held for sale	4,811	8,735
Loans receivable, net of allowance for credit losses of $63,480 and $60,754 at December 31, 2022 and 2021, respectively	4,506,836	4,007,500
Interest receivable	19,107	10,705
Prepaid expenses and other assets	69,461	45,176
Other real estate owned and repossessions, net	233	2,087
Premises and equipment, net	141,070	132,733
Goodwill and other intangible assets	10,813	6,081
Federal Home Loan Bank stock and other interest earning assets	30,814	6,655
Current and deferred income taxes	35,950	11,973
Total assets	$5,680,702	$5,449,944

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$4,684,910	$4,552,101
Securities sold under reverse repurchase agreements with customers	176,843	137,116
Short-term borrowings and other interest-bearing liabilities	89,583	1,839
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,281	73,984
Accrued interest payable	3,010	646
Advances from borrowers for taxes and insurance	6,590	6,147
Accrued expenses and other liabilities	73,808	25,956
Liability for unfunded commitments	12,816	9,629
Total liabilities	5,147,615	4,833,192

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2022 and 2021 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2022 – 12,231,290 shares, 2021 –13,128,493 shares	122	131
Additional paid-in capital	42,445	38,314
Retained earnings	543,875	545,548
Accumulated other comprehensive income (loss), net of income taxes of $(17,948) and $9,676 at December 31, 2022 and 2021, respectively	(53,355)	32,759
Total stockholders’ equity	533,087	616,752
Total liabilities and stockholders’ equity	$5,680,702	$5,449,944

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2022, 2021 and 2020

(In Thousands, Except Per Share Data)

	2022	2021	2020
Interest Income
Loans	$205,751	$186,269	$204,964
Investment securities and other	21,226	12,404	12,739
	226,977	198,673	217,703
Interest Expense
Deposits	20,676	13,102	32,431
Securities sold under reverse repurchase agreements	324	37	31
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,066	—	644
Subordinated debentures issued to capital trust	875	448	628
Subordinated notes	4,422	7,165	6,831
	27,363	20,752	40,565

Net Interest Income	199,614	177,921	177,138
Provision (Credit) for Credit Losses on Loans	3,000	(6,700)	15,871
Provision for Unfunded Commitments	3,187	939	—
Net Interest Income After Provision (Credit) for Credit Losses and Provision for Unfunded Commitments	193,427	183,682	161,267

Non-interest Income
Commissions	1,208	1,263	892
Overdraft and insufficient funds fees	7,872	6,686	6,481
Point-of-sale and ATM fee income and service charges	15,705	15,029	12,203
Net gain on loan sales	2,584	9,463	8,089
Net realized gain (loss) on sales of available-for-sale securities	(130)	—	78
Late charges and fees on loans	1,182	1,434	1,419
Gain (loss) on derivative interest rate products	321	312	(264)
Other income	5,399	4,130	6,152
	34,141	38,317	35,050

Non-interest Expense
Salaries and employee benefits	75,300	70,290	70,810
Net occupancy and equipment expense	28,471	29,163	27,582
Postage	3,379	3,164	3,069
Insurance	3,197	3,061	2,405
Advertising	3,261	3,072	2,631
Office supplies and printing	867	848	1,016
Telephone	3,170	3,458	3,794
Legal, audit and other professional fees	6,330	6,555	2,378
Expense on other real estate and repossessions	359	627	2,023
Acquired deposit intangible asset amortization	768	863	1,154
Other operating expenses	8,264	6,534	6,363
	133,366	127,635	123,225

Income Before Income Taxes	94,202	94,364	73,092
Provision for Income Taxes	18,254	19,737	13,779
Net Income	$75,948	$74,627	$59,313

Earnings Per Common Share
Basic	$6.07	$5.50	$4.22
Diluted	$6.02	$5.46	$4.21

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2022, 2021 and 2020

(In Thousands)

	2022	2021	2020
Net Income	$75,948	$74,627	$59,313

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(18,106), $(4,171) and $4,215 for 2022, 2021 and 2020, respectively	(56,448)	(14,121)	14,274

Unrealized loss on securities transferred to held-to-maturity, net of taxes (credit) of $29, $-0- and $-0- for 2022, 2021 and 2020, respectively	89	—	—

Less: reclassification adjustment for losses (gains) included in net income, net of taxes (credit) of $32, $0 and $18 for 2022, 2021 and 2020, respectively	98	—	(60)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,852), $(1,852) and $(1,541), for 2022, 2021, and 2020, respectively	(6,271)	(6,271)	(5,223)

Change in value of active cash flow hedges, net of taxes (credit) of $(7,695), $0 and $3,519 for 2022, 2021 and 2020, respectively	(23,582)	—	11,914

Other comprehensive income (loss)	(86,114)	(20,392)	20,905

Comprehensive Income (Loss)	$(10,166)	$54,235	$80,218

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

(In Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2020	$143	$33,510	$537,167	$32,246	$—	$603,066
Net income	—	—	59,313	—	—	59,313
Stock issued under Stock Option Plan	—	1,494	—	—	320	1,814
Common cash dividends declared [1]	—	—	(33,253)	—	—	(33,253)
Purchase of the Company’s common stock	—	—	—	—	(22,104)	(22,104)
Other comprehensive gain	—	—	—	20,905	—	20,905
Reclassification of treasury stock per Maryland law	(5)	—	(21,779)	—	21,784	—

Balance, December 31, 2020	138	35,004	541,448	53,151	—	629,741

Net income	—	—	74,627	—	—	74,627
Stock issued under Stock Option Plan	—	3,310	—	—	1,615	4,925
Common cash dividends declared [2]	—	—	(18,851)	—	—	(18,851)
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Purchase of the Company’s common stock	—	—	—	—	(39,123)	(39,123)
Other comprehensive loss	—	—	—	(20,392)	—	(20,392)
Reclassification of treasury stock per Maryland law	(7)	—	(37,501)	—	37,508	—

Balance, December 31, 2021	131	38,314	545,548	32,759	—	616,752

Net income	—	—	75,948	—	—	75,948
Stock issued under Stock Option Plan	—	4,131	—	—	3,564	7,695
Common cash dividends declared [3]	—	—	(19,347)	—	—	(19,347)
Purchase of the Company’s common stock	—	—	—	—	(61,847)	(61,847)
Other comprehensive loss	—	—	—	(86,114)	—	(86,114)
Reclassification of treasury stock per Maryland law	(9)	—	(58,274)	—	58,283	—

Balance, December 31, 2022	$122	$42,445	$543,875	$(53,355)	$—	$533,087

[1]          $2.36 per share total dividends.

[2]          $1.40 per share total dividends.

[3]          $1.56 per share total dividends.

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(In Thousands)

	2022	2021	2020

Operating Activities
Net income	$75,948	$74,627	$59,313
Proceeds from sales of loans held for sale	103,347	351,391	317,173
Originations of loans held for sale	(95,007)	(332,289)	(316,125)
Items not requiring (providing) cash
Depreciation	8,498	9,555	10,007
Amortization	1,179	1,583	2,075
Compensation expense for stock option grants	1,437	1,225	1,153
Provision (credit) for credit losses	3,000	(6,700)	15,871
Provision for unfunded commitments	3,187	939	—
Net gain on loan sales	(2,584)	(9,463)	(8,089)
Net realized (gain) loss on available-for-sale securities	130	—	(78)
Gain on sale of premises and equipment	(1,023)	(1)	(37)
Loss (gain) on sale/write-down of other real estate and repossessions	(126)	(71)	840
Accretion of deferred income, premiums, discounts and other	(7,719)	(10,262)	(6,147)
Loss (gain) on derivative interest rate products	(321)	(312)	264
Deferred income taxes	2,485	3,712	(11,480)
Changes in
Interest receivable	(8,402)	2,088	362
Prepaid expenses and other assets	(24,248)	3,257	(17,163)
Accrued expenses and other liabilities	5,637	(2,495)	(612)
Income taxes refundable/payable	1,162	(1,808)	(1,279)
Net cash provided by operating activities	66,580	84,976	46,048

Investing Activities
Net change in loans	(134,344)	448,599	(62,493)
Purchase of loans	(361,817)	(152,797)	(92,099)
Cash received for termination of interest rate derivative	—	—	45,864
Purchase of premises and equipment	(20,110)	(5,739)	(8,224)
Proceeds from sale of premises and equipment	3,980	586	781
Proceeds from sale of other real estate and repossessions	2,351	2,230	4,096
Capitalized costs on other real estate owned	—	—	(126)
Proceeds from sale of available-for-sale securities	18,375	—	19,236
Proceeds from repayments of held-to-maturity securities	23,821	—	—
Proceeds from maturities, calls and repayments of available-for-sale securities	51,348	72,149	76,248
Purchase of available-for-sale securities	(360,725)	(177,466)	(118,296)
Redemption (purchase) of Federal Home Loan Bank stock and other interest-earning assets	(24,159)	3,151	3,667
Net cash provided by (used in) investing activities	(801,280)	190,713	(131,346)

Financing Activities
Net increase (decrease) in certificates of deposit	321,718	(429,723)	(330,306)
Net increase (decrease) in checking and savings accounts	(188,909)	464,921	887,114
Net increase (decrease) in short‑term borrowings and other interest-bearing liabilities	127,471	(26,737)	(146,632)
Advances from (to) borrowers for taxes and insurance	443	(1,389)	52
Proceeds from issuance of subordinated notes	—	—	73,513
Redemption of subordinated notes	—	(75,000)	—
Purchase of the company’s common stock	(61,847)	(39,123)	(22,104)
Dividends paid	(19,181)	(18,800)	(33,426)
Stock options exercised	6,258	3,700	661
Net cash provided by (used in) financing activities	185,953	(122,151)	428,872

Increase (Decrease) in Cash and Cash Equivalents	(548,747)	153,538	343,574
Cash and Cash Equivalents, Beginning of Year	717,267	563,729	220,155
Cash and Cash Equivalents, End of Year	$168,520	$717,267	$563,729

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

The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company’s consolidated statements of income reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income for available-for-sale securities. The credit loss component recognized in earnings through a provision for credit loss is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.

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

Allowance for Credit Losses

The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Classified loans and/or TDR loans with a balance greater than or equal to $100,000, which do not necessarily share similar risk characteristics, are evaluated on an individual basis.

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

Other Real Estate Owned and Repossessions

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expense on foreclosed assets. Other real estate owned also includes bank premises formerly, but no longer, used for banking activities, as well as property originally acquired for future expansion but no longer intended to be used for that purpose.

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

No material asset impairment was recognized during the years ended December 31, 2022, 2021 and 2020.

Goodwill and Intangible Assets

Goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company still may perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

Deposit intangible assets are being amortized on the straight-line basis generally over a period of seven years. Arena naming rights intangible assets are being amortized on the straight-line basis generally over a period of fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value.

A summary of goodwill and intangible assets is as follows:

	December 31,
	2022	2021

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	53	685
Arena Naming Rights (April 2022)	5,364	—
	5,417	685
	$10,813	$6,081

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

Earnings per common share (EPS) were computed as follows:

	2022	2021	2020

	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$75,948	$74,627	$59,313

Average common shares outstanding	12,516	13,558	14,043

Average common share stock options outstanding	91	116	61

Average diluted common shares	12,607	13,674	14,104

Earnings per common share – basic	$6.07	$5.50	$4.22

Earnings per common share – diluted	$6.02	$5.46	$4.21

Options outstanding at December 31, 2022, 2021 and 2020, to purchase 559,484, 383,338 and 758,901 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 20. In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method. For the years ended December 31, 2022, 2021 and 2020, share-based compensation expense totaling $1.4 million, $1.2 million and $1.2 million, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2022 and 2021, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2022, nearly all of the interest-bearing deposits were uninsured and held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2022 and 2021, no valuation allowance was established.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, certain LIBOR rates may no longer be published. As a result, LIBOR is expected to be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permit changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provide relief for assessing hedge effectiveness for cash flow hedges. ASU 2020-04 was effective upon issuance; however, the guidance was originally only available generally through December 31, 2022. Based upon amendments provided in ASU 2022-06 discussed below, provisions of ASU 2020-04 can now generally be applied through December 31, 2024. The application of ASU 2020-04 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance; however, the guidance was originally only available generally through December 31, 2022. Based upon amendments provided in ASU 2022-06 discussed below, provisions of ASU 2021-01 can now generally be applied through December 31, 2024. ASU 2021-01 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 further clarifies certain targeted improvements to the optional hedge accounting model that were made under ASU 2017-12. ASU 2022-01 expands the last-of-layer method and renames this method to portfolio layer method to reflect this expansion, as well as expanding the scope of the portfolio layer method to include nonprepayable financial assets. It also specifies eligible hedging instruments and provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. ASU 2022-01 permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. ASU 2022-01 is effective for the Company on January 1, 2023. The adoption of ASU 2022-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company on January 1, 2023. The adoption of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the period of time entities can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06 was effective upon issuance and defers the sunset date of this prior guidance to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. ASU 2022-06 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

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

During the three months ended March 31, 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gross gains were $1.0 million; $775,000 (net of income taxes) remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer. As of December 31, 2022, the net unrealized gross gains remaining were $118,000; net of income taxes, these unrealized gains were $89,000.

The amortized cost and fair values of securities were as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141

	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446

	$202,377	$118	$202,495	$—	$24,730	$177,765

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions securities	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299

	$489,198	$15,119	$3,285	$501,032

No securities were classified as held-to-maturity at December 31, 2021.

At December 31, 2022, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $196.4 million, FHLMC securities totaling $90.1 million and GNMA securities totaling $78.5 million. At December 31, 2021, available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $180.5 million, FHLMC securities totaling $47.4 million and GNMA securities totaling $1.5 million. At December 31, 2022, all of the Company’s $286.5 million agency mortgage-backed securities had fixed rates of interest. At December 31, 2021, all of the Company’s $229.4 million available-for-sale agency mortgage-backed securities had fixed rates of interest.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	—	—	—	—
After four through five years	245	245	—	—
After five through fifteen years	6,761	6,565	2,578	2,233
After fifteen years	53,661	50,685	3,649	3,213
Securities not due on a single maturity date	492,547	433,097	196,268	172,319
	$553,214	$490,592	$202,495	$177,765

The amortized cost and fair values of securities pledged as collateral were as follows at December 31, 2022 and 2021:

	2022		2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)

Public deposits	$15,402	$13,489	$4,742	$5,029
Collateralized borrowing accounts	210,330	186,170	133,242	139,112
Other	4,018	3,764	6,257	6,461
	$229,750	$203,423	$144,241	$150,602

Available-for-sale investments in debt securities are reported in the financial statements at their fair value, which was $490.6 million and $501.0 million at December 31, 2022 and 2021, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2022 and 2021, was $472.0 million and $173.9 million, respectively, which is approximately 96.2% and 34.7%, respectively, of the Company’s available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost, which was $202.5 million at December 31, 2022. Total fair value of these investments at December 31, 2022 was approximately $177.8 million. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2022 and 2021, was $177.8 million, which is 100.0% of the Company’s held-to-maturity investment portfolio. There were no held-to-maturity investment securities at December 31, 2021. Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these available-for-sale debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
Small Business Administration securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
States and political subdivisions securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)

	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

	2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)

	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

	2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)

	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

No securities were classified as held-to-maturity at December 31, 2021.

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

Classes of loans at December 31, 2022 and 2021, included:

	December 31,	December 31,
	2022	2021

	(In Thousands)
One- to four-family residential construction	$33,849	$28,302
Subdivision construction	32,067	26,694
Land development	41,613	47,827
Commercial construction	757,690	617,505
Owner occupied one- to four-family residential	778,533	561,958
Non-owner occupied one- to four-family residential	124,870	119,635
Commercial real estate	1,530,663	1,476,230
Other residential	781,761	697,903
Commercial business	293,228	280,513
Industrial revenue bonds	12,852	14,203
Consumer auto	37,281	48,915
Consumer other	33,732	37,902
Home equity lines of credit	123,242	119,965
	4,581,381	4,077,552
Allowance for credit losses	(63,480)	(60,754)
Deferred loan fees and gains, net	(11,065)	(9,298)
	$4,506,836	$4,007,500

Classes of loans by aging were as follows as of the dates indicated:

	December 31, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$33,849	$33,849	$—
Subdivision construction	—	—	—	—	32,067	32,067	—
Land development	—	—	384	384	41,229	41,613	—
Commercial construction	—	—	—	—	757,690	757,690	—
Owner occupied one- to four- family residential	2,568	462	722	3,752	774,781	778,533	—
Non-owner occupied one- to four-family residential	—	63	—	63	124,807	124,870	—
Commercial real estate	196	—	1,579	1,775	1,528,888	1,530,663	—
Other residential	—	—	—	—	781,761	781,761	—
Commercial business	8	—	586	594	292,634	293,228	—
Industrial revenue bonds	—	—	—	—	12,852	12,852	—
Consumer auto	100	34	14	148	37,133	37,281	—
Consumer other	288	114	111	513	33,219	33,732	—
Home equity lines of credit	234	38	274	546	122,696	123,242	—

Total	$3,394	$711	$3,670	$7,775	$4,573,606	$4,581,381	$—

FDIC-assisted acquired loans included above	$253	$4	$428	$685	$57,923	$58,608	$—

	December 31, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$28,302	$28,302	$—
Subdivision construction	—	—	—	—	26,694	26,694	—
Land development	29	15	468	512	47,315	47,827	—
Commercial construction	—	—	—	—	617,505	617,505	—
Owner occupied one- to four- family residential	843	2	2,216	3,061	558,897	561,958	—
Non-owner occupied one- to four-family residential	—	—	—	—	119,635	119,635	—
Commercial real estate	—	—	2,006	2,006	1,474,224	1,476,230	—
Other residential	—	—	—	—	697,903	697,903	—
Commercial business	1,404	—	—	1,404	279,109	280,513	—
Industrial revenue bonds	—	—	—	—	14,203	14,203	—
Consumer auto	229	31	34	294	48,621	48,915	—
Consumer other	126	28	63	217	37,685	37,902	—
Home equity lines of credit	—	—	636	636	119,329	119,965	—

Total	$2,631	$76	$5,423	$8,130	$4,069,422	$4,077,552	$—

FDIC-assisted acquired loans included above	$433	$—	$1,736	$2,169	$72,001	$74,170	$—

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

Non-accruing loans are summarized as follows:

	December 31,	December 31,
	2022	2021

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	468
Commercial construction	—	—
Owner occupied one- to four-family residential	722	2,216
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	1,579	2,006
Other residential	—	—
Commercial business	586	—
Industrial revenue bonds	—	—
Consumer auto	14	34
Consumer other	111	63
Home equity lines of credit	274	636
Total non-accruing loans	$3,670	$5,423

FDIC-assisted acquired loans included above	$428	$1,736

No interest income was recorded on these loans for the years ended December 31, 2022 and 2021, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of December 31, 2022 had an amortized cost of $2.1 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2022 and 2021. On January 1, 2021, the Company adopted the CECL methodology, which added $11.6 million to the total Allowance for Credit Loss, including $1.9 million of remaining discount on loans that were previously accounted for as PCI.

	December 31, 2022
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)

Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	1,652	1,498	(1,465)	152	1,491	(328)	3,000
Losses charged off	(40)	—	(44)	(84)	(51)	(1,950)	(2,169)
Recoveries	195	110	1	—	240	1,349	1,895
Balance, December 31, 2022	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480

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

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the years ended December 31, 2022 and 2021. On January 1, 2021, the Company adopted the CECL methodology, which created an $8.7 million allowance for unfunded commitments.

	December 31, 2022
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	49	2,921	49	(106)	152	122	3,187
Balance, December 31, 2022	$736	$8,624	$416	$802	$1,734	$504	$12,816

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2020 prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13. Also presented are the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of the year ended December 31, 2020 prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

	December 31, 2020
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)

Allowance for Loan Losses
Balance, January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision (benefit) charged to expense	84	4,042	9,343	242	914	1,246	15,871
Losses charged off	(70)	—	(43)	(1)	(28)	(3,152)	(3,294)
Recoveries	183	180	73	204	149	2,083	2,872

Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743

Ending balance:
Individually evaluated for impairment	$90	$—	$445	$—	$14	$164	$713
Collectively evaluated for impairment	$4,382	$9,282	$32,937	$3,378	$2,331	$2,040	$54,350
Loans acquired and accounted for under ASC 310-30	$64	$93	$325	$143	$45	$10	$680

Loans
Individually evaluated for impairment	$3,546	$—	$3,438	$—	$167	$1,897	$9,048
Collectively evaluated for impairment	$655,146	$1,021,145	$1,550,239	$1,266,847	$384,734	$239,727	$5,117,838
Loans acquired and accounted for under ASC 310-30	$57,113	$6,150	$24,613	$2,551	$2,549	$5,667	$98,643

The portfolio segments used in the preceding three tables correspond to the loan classes used in all other tables in Note 3 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2022 and 2021, was 5.54% and 4.26%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans serviced for others at December 31, 2022, was $540.2 million, consisting of $422.3 million of commercial loan participations sold to other financial institutions and $117.9 million of residential mortgage loans sold. The unpaid principal balance of loans serviced for others at December 31, 2021, was $385.8 million, consisting of $249.5 million of commercial loan participations sold to other financial institutions and $136.3 million of residential mortgage loans sold. In addition, available lines of credit on these loans were $104.1 million and $130.9 million at December 31, 2022 and 2021, respectively.

The following tables presents the amortized cost basis of collateral-dependent loans by class of loans:

	December 31, 2022
	Principal	Specific
	Balance	Allowance

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,637	40
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	1,571	—
Other residential	—	—
Commercial business	586	125
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	160	80
Home equity lines of credit	135	—

Total	$4,473	$245

	December 31, 2021
	Principal	Specific
	Balance	Allowance

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,980	18
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	2,217	397
Other residential	—	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	160	80
Home equity lines of credit	377	—

Total	$5,202	$495

Prior to adoption of ASU 2016-13, a loan was considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16) when, based on then-current information and events, it was probable the Company would be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans included not only nonperforming loans but also loans modified in TDRs where concessions had been granted to borrowers experiencing financial difficulties. The following table presents information pertaining to impaired loans as of December 31, 2020 in accordance with previous GAAP prior to the adoption of ASU 2016-13.

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

For loans that were non-accruing, interest of approximately $292,000, $432,000 and $579,000 would have been recognized on an accrual basis during the years ended December 31, 2022, 2021 and 2020, respectively.

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

TDRs by class are presented below as of December 31, 2022 and 2021.

	December 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)

Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	13	1,028	3	98	16	1,126
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,571	2	1,571
Commercial business	—	—	—	—	—	—
Consumer	13	210	5	42	18	252
	26	$1,238	10	$1,711	36	$2,949

	December 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)

Construction and land development	1	$15	—	$—	1	$15
One- to four-family residential	10	579	12	1,059	22	1,638
Other residential	—	—	—	—	—	—
Commercial real estate	1	85	1	1,726	2	1,811
Commercial business	—	—	—	—	—	—
Consumer	26	323	13	64	39	387
	38	$1,002	26	$2,849	64	$3,851

The following table presents newly restructured loans during the years ended December 31, 2022, 2021, and 2020 by type of modification:

	2022
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Residential one-to-four family	$—	$—	$32	$32
Commercial real estate	—	—	247	247
Commercial business	—	—	—	—
Consumer	—	4	3	7

	$—	$4	$282	$286

	2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Residential one-to-four family	$31	$202	$134	$367
Commercial real estate	1,768	—	—	1,768
Commercial business	—	—	—	—
Consumer	—	259	11	270

	$1,799	$461	$145	$2,405

	2020
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Residential one-to-four family	$—	$—	$1,030	$1,030
Commercial real estate	—	—	559	559
Commercial business	—	—	22	22
Consumer	—	16	1,951	1,967

	$—	$16	$3,562	$3,578

At December 31, 2022, of the $2.9 million in TDRs, $1.7 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2022. At December 31, 2021, of the $3.9 million in TDRs, $2.9 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2021.

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

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2022.

	Term Loans by Origination Year
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$21,885	$7,265	$1,391	$—	$—	$—	$3,308	$33,849
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	21,885	7,265	1,391	—	—	—	3,308	33,849

Subdivision construction
Satisfactory (1-4)	4,478	25,864	800	203	134	588	—	32,067
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,478	25,864	800	203	134	588	—	32,067

Construction and land development
Satisfactory (1-4)	16,746	6,914	4,866	7,338	762	3,990	613	41,229
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	16,746	6,914	4,866	7,338	762	3,990	997	41,613

Other construction
Satisfactory (1-4)	113,512	446,125	176,340	21,713	—	—	—	757,690
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	113,512	446,125	176,340	21,713	—	—	—	757,690

One- to four-family residential
Satisfactory (1-4)	340,886	219,504	128,509	73,162	39,685	97,236	687	899,669
Watch (5)	—	—	—	179	88	1,341	57	1,665
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	158	—	—	1,832	79	2,069
Total	340,886	219,504	128,667	73,341	39,773	100,409	823	903,403

Other residential
Satisfactory (1-4)	83,822	133,648	168,232	142,630	122,614	123,538	3,939	778,423
Watch (5)	—	—	—	—	—	3,338	—	3,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	83,822	133,648	168,232	142,630	122,614	126,876	3,939	781,761

Commercial real estate
Satisfactory (1-4)	221,341	171,484	109,939	203,426	185,682	577,216	36,658	1,505,746
Watch (5)	—	—	—	—	—	23,338	—	23,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,579	—	1,579
Total	221,341	171,484	109,939	203,426	185,682	602,133	36,658	1,530,663

Commercial business
Satisfactory (1-4)	45,349	66,258	39,645	15,505	9,309	65,307	64,088	305,461
Watch (5)	—	—	—	—	—	34	—	34
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	394	191	585
Total	45,349	66,258	39,645	15,505	9,309	65,735	64,279	306,080

Consumer
Satisfactory (1-4)	21,309	11,168	5,711	2,708	3,263	16,380	132,792	193,331
Watch (5)	—	28	—	7	—	160	100	295
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	9	—	2	248	359	629
Total	21,309	11,207	5,720	2,715	3,265	16,788	133,251	194,255

Combined
Satisfactory (1-4)	869,328	1,088,230	635,433	466,685	361,449	884,255	242,085	4,547,465
Watch (5)	—	28	—	186	88	28,211	157	28,670
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	167	—	2	4,053	1,013	5,246
Total	$869,328	$1,088,269	$635,600	$466,871	$361,539	$916,519	$243,255	$4,581,381

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

Certain directors and executive officers of the Company and the Bank, and their affiliates, are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit. At December 31, 2022 and 2021, loans outstanding to these directors and executive officers, and their related interests, are summarized as follows:

	2022	2021

	(In Thousands)

Balance, beginning of year	$10,097	$13,468
New loans	3,079	629
Payments	(5,226)	(4,000)

Balance, end of year	$7,950	$10,097

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at December 31, 2022 and 2021.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)

December 31, 2022
Gross loans receivable	$2,703	$3,983	$7,221	$24,402	$12,750
Balance of accretable discount due to change in expected losses	—	—	—	—	—
Net carrying value of loans receivable	$2,703	$3,983	$7,221	$24,402	$12,750

December 31, 2021
Gross loans receivable	$3,613	$5,304	$9,405	$32,645	$23,632
Balance of accretable discount due to change in expected losses	(65)	(19)	(63)	(58)	(224)
Net carrying value of loans receivable	$3,548	$5,285	$9,342	$32,587	$23,408

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

As of January 1, 2021, we adopted the new accounting standard related to accounting for credit losses. With the adoption of this standard, discounts are no longer reclassified from non-accretable to accretable. All adjustments made prior to January 1, 2021 continue to be accreted to interest income. The adjustments to accretable yield made prior to 2021, impacted the Company’s Consolidated Statements of Income by $429,000, $1.6 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was no remaining accretable yield adjustment that will affect interest income.

Note 5:      Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2022 and 2021, were as follows:

	2022	2021

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	315
Commercial construction	—	—
One- to four-family residential	—	183
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	50	90

Foreclosed assets held for sale and repossessions	50	588

Other real estate owned not acquired through foreclosure	183	1,499

Other real estate owned and repossessions	$233	$2,087

At December 31, 2022, other real estate owned not acquired through foreclosure included two properties, both of which were branch locations that were closed and held for sale. During the year ended December 31, 2022, two former branch location were sold. During the year ended December 31, 2022, no additional valuation write-downs were recorded on branch locations that were closed and held for sale.

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

At December 31, 2022 and 2021, residential mortgage loans totaling $173,000 and $125,000, respectively, were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions for the years ended December 31, 2022, 2021 and 2020, included the following:

	2022	2021	2020

	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(149)	$(282)	$(480)
Valuation write-downs	23	211	1,320
Operating expenses, net of rental income	485	698	1,183

	$359	$627	$2,023

Note 6:      Premises and Equipment

Major classifications of premises and equipment at December 31, 2022 and 2021, stated at cost, were as follows:

	2022	2021

	(In Thousands)

Land	$39,622	$39,440
Buildings and improvements	105,096	101,207
Furniture, fixtures and equipment	67,505	57,982
Operating leases right of use asset	7,397	7,715
	219,620	206,344
Less accumulated depreciation	78,550	73,611
	$141,070	$132,733

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of December 31, 2022, the lease right of use asset value was $7.4 million and the corresponding lease liability was $7.6 million. As of December 31, 2021, the lease right of use asset value was $7.7 million and the corresponding lease liability was $7.9 million. At December 31, 2022, expected lease terms ranged from 0.3 years to 15.9 years with a weighted-average lease term of 8.2 years. The weighted-average discount rate was 3.42%.

For the years ended December 31, 2022, 2021 and 2020, lease expense was $1.6 million, $1.5 million and $1.6 million, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs was $ 307,000, $ 307,000 and $ 275,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the years ended December 31, 2022, 2021, and 2020, income recognized from these lease agreements was $1.2 million, $1.2 million, and $1.2 million respectively, and was included in occupancy and equipment expense.

	At or For the Year Ended
	December 31, 2022	December 31, 2021

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,397	$7,715
Operating leases liability	$7,599	$7,886

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,579	$1,529
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,547	$1,483
Right of use assets obtained in exchange for lease obligations:
Operating leases	$618	$74

At December 31, 2022, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2023	$1,199
2024	1,146
2025	1,126
2026	1,064
2027	987
Thereafter	3,206

Future lease payments expected	8,728

Less interest portion of lease payments	(1,129)

Lease liability	$7,599

Note 7:      Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states. At December 31, 2022 the Company had 19 such investments, with a net carrying value of $38.4 million. At December 31, 2021 the Company had 16 such investments, with a net carrying value of $25.1 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $83.2 million as of December 31, 2022, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $75.0 million, assuming all projects currently under construction are completed and funded as planned. The Company’s usage of federal affordable housing tax credits approximated $4.9 million, $4.9 million and $6.6 million during 2022, 2021 and 2020, respectively. Investment amortization was $4.4 million, $4.2 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At December 31, 2022 the Company had one such investment, with a net carrying value of $465,000. At December 31, 2021, the Company had one such investment, with a net carrying value of $481,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $100,000, $100,000 and $100,000 during 2022, 2021 and 2020, respectively. Investment amortization amounted to $83,000, $86,000 and $80,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At December 31, 2022 the Company had one such investment, with a net carrying value of $629,000. At December 31, 2021 the Company had one such investment, with a net carrying value of $642,000. Under prior tax law, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income has not been material. Currently, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 8:     Deposits

Deposits at December 31, 2022 and 2021, are summarized as follows:

	Weighted Average
	Interest Rate	2022	2021

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$1,063,588	$1,209,822
Interest-bearing checking and savings accounts	0.90% and 0.12%	2,338,535	2,381,210
		3,402,123	3,591,032

Certificate accounts	0% - 0.99%	280,784	825,217
	1% - 1.99%	125,951	73,563
	2% - 2.99%	452,123	55,509
	3% - 3.99%	267,231	6,780
	4% - 4.99%	156,698	—
	5% and above	—	—
		1,282,787	961,069

		$4,684,910	$4,552,101

The weighted average interest rate on certificates of deposit was 2.30% and 0.60% at December 31, 2022 and 2021, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $250,000 was approximately $217.4 million and $88.0 million at December 31, 2022 and 2021, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $411.5 million and $67.4 million at December 31, 2022 and 2021, respectively. The December 31, 2022 brokered deposits total of $411.5 million included $150.0 million of purchased funds through the IntraFi Financial network. These deposits are included above in interest-bearing checking and savings accounts.

At December 31, 2022, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total

	(In Thousands)

2023	$958,115	$112,824	$1,070,939
2024	42,099	96,961	139,060
2025	13,748	51,706	65,454
2026	2,967	—	2,967
2027	3,532	—	3,532
Thereafter	835	—	835

	$1,021,296	$261,491	$1,282,787

A summary of interest expense on deposits for the years ended December 31, 2022, 2021 and 2020, is as follows:

	2022	2021	2020

	(In Thousands)

Checking and savings accounts	$6,938	$4,023	$7,096
Certificate accounts	13,980	9,139	25,453
Early withdrawal penalties	(242)	(60)	(118)

	$20,676	$13,102	$32,431

Note 9:     Advances From Federal Home Loan Bank

At December 31, 2022 and 2021, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At December 31, 2022, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances. No investment securities were specifically pledged as collateral for advances at December 31, 2022 and 2021. Loans with carrying values of approximately $1.62 billion and $1.19 billion were pledged as collateral for outstanding advances at December 31, 2022 and 2021, respectively. The Bank had $1.01 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2022.

Note 10:      Short-Term Borrowings

Short-term borrowings at December 31, 2022 and 2021, are summarized as follows:

	2022	2021

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,083	$1,449
Other interest-bearing liabilities	—	390
Securities sold under reverse repurchase agreements	176,843	137,116
Overnight borrowings from the Federal Home Loan Bank	88,500	—

	$266,426	$138,955

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

At December 31, 2021, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements. At December 31, 2022, the Company posted cash collateral to its derivative dealer counterparties as the derivatives were in a net liability position.

Short-term borrowings had weighted average interest rates of 2.16% at December 31, 2022, compared to 0.02% at December 31, 2021. Short-term borrowings averaged approximately $181.1 million and $145.3 million for the years ended December 31, 2022 and 2021, respectively. The maximum amounts outstanding at any month end were $317.7 million and $184.2 million, respectively, during those same periods.

The following table represents the Company’s securities sold under reverse repurchase agreements, which contractually mature daily, at December 31, 2022 and 2021:

	2022	2021

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$176,843	$137,116

Note 11:      Federal Reserve Bank Borrowings

At December 31, 2022 and 2021, the Bank had $397.0 million and $352.4 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank. The line is secured primarily by consumer and commercial loans. There were no amounts borrowed under this arrangement at December 31, 2022 or 2021.

Note 12:      Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 6.04% and 1.73% at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, subordinated debentures issued to capital trusts were as follows:

	2022	2021

	(In Thousands)

Subordinated debentures	$25,774	$25,774

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

Amortization of the debt issuance costs during the years ended December 31, 2022 and 2021, totaled $293,000 and $587,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.95 % and 5.97%, respectively.

At December 31, 2022 and 2021, subordinated notes are summarized as follows:

	2022	2021

	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	719	1,016
	$74,281	$73,984

Note 14:     Income Taxes

The Company files a consolidated federal income tax return. As of December 31, 2022 and 2021, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million and $3.9 million at December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022, 2021 and 2020, the provision for income taxes included these components:

	2022	2021	2020

	(In Thousands)

Taxes currently payable	$15,769	$16,025	$25,259
Deferred income taxes (benefit)	2,485	3,712	(11,480)

Income taxes	$18,254	$19,737	$13,779

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2022	2021

	(In Thousands)
Deferred tax assets
Allowance for credit losses	$15,618	$13,854
Liability for unfunded commitments	3,153	2,196
Interest on nonperforming loans	66	98
Accrued expenses	1,341	1,227
Write-down of foreclosed assets	—	35
Write-down of fixed assets	67	62
Unrealized loss on available-for-sale securities	15,407	—
Unrealized loss on active cash flow derivatives	7,695	—
Income recognized for tax in excess of book related to terminated cash flow derivatives	5,530	6,978
Deferred income	290	298
Difference in basis for acquired assets and liabilities	686	893
	49,853	25,641

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(8,210)	(5,681)
FHLB stock dividends	(337)	(313)
Partnership tax credits	(668)	(251)
Prepaid expenses	(1,196)	(883)
Unrealized gain on securities transferred to held-to-maturity securities	(29)	—
Unrealized gain on available-for-sale securities	—	(2,698)
Unrealized gain on terminated cash flow derivatives	(5,530)	(6,978)
Other	(235)	(328)
	(16,205)	(17,132)

Net deferred tax asset	$33,648	$8,509

Reconciliations of the Company’s effective tax rates from continuing operations to the statutory corporate tax rates were as follows:

	2022	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.3)	(0.5)
Tax credits	(1.6)	(1.8)	(3.8)
State taxes	1.8	1.3	1.4
Deferred tax rate change benefit	(0.6)	—	—
Other	(0.7)	0.7	0.8

	19.4%	20.9%	18.9%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2018 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission (MAHC), which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company has engaged legal and tax advisors and continues to believe it will ultimately prevail on the issue; however, if the Company does not prevail, the tax obligation to the State of Missouri could be up to a total of $4.0 million for these tax years and additional amounts could be levied for subsequent tax years. The MAHC received documents from each party but no hearings have occurred to date.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)

December 31, 2022
Available-for-sale securities
Agency mortgage-backed securities	$286,482	$—	$286,482	$—
Agency collateralized mortgage obligations	78,474	—	78,474	—
States and political subdivisions securities	57,495	—	57,495	—
Small Business Administration securities	68,141	—	68,141	—
Interest rate derivative asset	11,061	—	11,061	—
Interest rate derivative liability	(42,097)	—	(42,097)	—

December 31, 2021
Available-for-sale securities
Agency mortgage-backed securities	$229,441	$—	$229,441	$—
Agency collateralized mortgage obligations	204,277	—	204,277	—
States and political subdivisions securities	40,015	—	40,015	—
Small Business Administration securities	27,299	—	27,299	—
Interest rate derivative asset	2,816	—	2,816	—
Interest rate derivative liability	(2,895)	—	(2,895)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2022 and 2021, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2022.

Available-for-Sale Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR/SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at December 31, 2022 or December 31, 2021.

Interest Rate Derivatives

The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021:

	Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
December 31, 2022
Collateral-dependent loans	$785	$—	$—	$785

Foreclosed assets held for sale	$—	$—	$—	$—

December 31, 2021
Collateral-dependent loans	$1,712	$—	$—	$1,712

Foreclosed assets held for sale	$315	$—	$—	$315

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

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At December 31, 2022 and 2021, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans

When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent on the liquidation of underlying collateral, the relationship is deemed collateral-dependent. The fair value of collateral used by the Company was determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data included information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values were adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter, management reviewed all collateral-dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals were necessary based on loan performance, collateral type and guarantor support. At times, the Company measured the fair value of collateral-dependent impaired loans using appraisals with dates more than one year prior to the date of review. These appraisals were discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals were typically discounted 10-40%. The policy described above was the same for all types of collateral-dependent loans.

The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2022 and December 31, 2021, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2022 and 2021, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Held-to-Maturity Securities

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

	December 31, 2022			December 31, 2021
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$168,520	$168,520	1	$717,267	$717,267	1
Held-to-maturity securities	202,495	177,765	2	—	—	2
Mortgage loans held for sale	4,811	4,811	2	8,735	8,735	2
Loans, net of allowance for credit losses	4,506,836	4,391,084	3	4,007,500	4,001,362	3
Interest receivable	19,107	19,107	3	10,705	10,705	3
Investment in FHLB stock and other assets	30,814	30,814	3	6,655	6,655	3

Financial liabilities
Deposits	4,684,910	4,672,913	3	4,552,101	4,552,202	3
Short-term borrowings	266,426	266,426	3	138,955	138,955	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,281	72,000	2	73,984	81,000	2
Interest payable	3,010	3,010	3	646	646	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	73	73	3	50	50	3
Lines of credit	—	—	3	—	—	3

Note 16:      Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities. In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management. The Company has interest rate derivatives that result from a service provided to certain qualifying loan customers that are not used to manage interest rate risk in the Company’s assets or liabilities and are not designated in a qualifying hedging relationship. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. In addition, the Company has interest rate derivatives that were designated in a qualified hedging relationship.

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

At December 31, 2022, the Company had six interest rate swaps and one interest rate cap totaling $107.0 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. In addition, at December 31, 2022, the Company had one participation loan purchased totaling $8.8 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2021, the Company had 11 interest rate swaps and one interest rate cap totaling $93.9 million in notional amount with commercial customers, and 11 interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. In addition, at December 31, 2021, the Company had four participation loans purchased totaling $27.2 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the years ended December 31, 2022, 2021 and 2020, the Company recognized net gains (losses) of $321,000, $312,000 and $(264,000), respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. The Company recorded interest income of $8.1 million,

$8.1 million and $7.7 million on this interest rate swap during the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company receives a fixed rate of interest of 1.6725% and pays a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The floating rate of interest was 4.142% as of December 31, 2022. To the extend the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. The Company recorded a reduction of loan interest income related to this swap transaction of $941,000 for the year ended December 31, 2022.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. At December 31, 2022, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.06173%.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2022	2021

		(In Thousands)

Derivatives designated as hedging instruments

Derivative Liabilities
Active interest rate swaps	Accrued expenses and other liabilities	$31,277	$—

Total derivatives designated as hedging instruments		$31,277	$—

Derivatives not designated as hedging instruments

Derivative Assets
Interest rate products	Prepaid expenses and other assets	$11,061	$2,816

Total derivatives not designated as hedging instruments		$11,061	$2,816

Derivative Liabilities
Interest rate products	Accrued expenses and other liabilities	$10,820	$2,895

Total derivatives not designated as hedging instruments		$10,820	$2,895

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Year Ended December 31
Cash Flow Hedges	2022	2021	2020

	(In Thousands)

Terminated interest rate swaps, net of income taxes	$(6,271)	$(6,271)	$6,691
Active interest rate swaps, net of income taxes	(23,582)	—	—
	$(29,853)	$(6,271)	$6,691

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Year Ended December 31
Cash Flow Hedges	2022		2021		2020
	Interest	Interest	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense	Income	Expense

	(In Thousands)

Terminated interest rate swaps	$8,123	$—	$8,123	$—	$7,676	$—
Active interest rate swaps	(941)	—	—	—	—	—
	$7,182	$—	$8,123	$—	$7,676	$—

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

At December 31, 2022, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $242,000. Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $20.7 million to the derivative counterparty to satisfy the loan level agreements. At December 31, 2021, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $437,000. Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $1.2 million to the derivative counterparties to satisfy the loan level agreements. The Bank also received cash collateral from another derivative counterparty of $390,000 to cover its fair value position with us. If the Company had breached any of these provisions at December 31, 2022 or December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

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

At December 31, 2022 and 2021, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $97.1 million and $159.7 million, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $16.8 million and $53.5 million at December 31, 2022 and 2021, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $16.7 million and $13.4 million at December 31, 2022 and 2021, respectively, with no letters of credit having terms over five years.

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

At December 31, 2022, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.8 billion and $199.2 million for commercial lines and open-end consumer lines, respectively. At December 31, 2021, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.3 billion and $175.7 million for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas. Although the Bank has a diversified portfolio, loans (including the FDIC-assisted acquired loans) aggregating approximately $814.1 million and $743.5 million at December 31, 2022 and 2021, respectively, were secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis area.

Note 18:      Additional Cash Flow Information

	Year Ended December 31,
	2022	2021	2020

	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$371	$1,154	$1,707
Transfer of available-for-sale securities to held-to-maturity	226	—	—
Sale and financing of foreclosed assets	—	—	625
Conversion of premises and equipment to foreclosed assets	—	1,215	80
Dividends declared but not paid	4,893	4,727	4,676

Additional Cash Payment Information
Interest paid	24,999	22,700	42,221
Income taxes paid	10,258	12,959	18,755

Note 19:      Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements. Effective July 1, 2006, this plan was closed to new participants. Employees already in the plan continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Company’s policy is to fund pension cost accrued. Employer contributions charged to expense for this plan for the years ended December 31, 2022, 2021 and 2020, were approximately $1.5 million, $2.1 million and $2.1 million, respectively. The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan. The funded status of the plan as of July 1, 2022 and 2021, was 100.0% and 112.4%, respectively. The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2022 and 2021, respectively, divided by the funding target. No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees. The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation. Employer contributions charged to expense for this plan for the years ended December 31, 2022, 2021 and 2020, were approximately $1.7 million, $1.7 million and $1.6 million, respectively.

Note 20:      Stock Compensation Plans

The Company established the 2003 Stock Option and Incentive Plan (the “2003 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock. On May 15, 2013, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Upon the stockholders’ approval of the 2013 Plan, the Company’s 2003 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected. At December 31, 2022, 300 options were outstanding under the 2003 Plan.

The Company established the 2013 Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock. On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon the stockholders’ approval of the 2018 Plan, the 2013 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2013 Plan were not affected. At December 31, 2022, 229,501 options were outstanding under the 2013 Plan.

The Company established the 2018 Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 800,000 shares of common stock. On May 11, 2022, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”). Upon the stockholders’ approval of the 2022 Plan, the 2018 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2018 Plan; however, existing outstanding awards under the 2018 Plan were not affected. At December 31, 2022, 629,966 options were outstanding under the 2018 Plan.

The 2022 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The number of shares of common stock available for awards under the 2022 Plan is 800,000 (the “2022 Plan Limit”). Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2022 Plan Limit on a 2.5-to-1 basis. At December 31, 2022, 205,150 options were outstanding under the 2022 Plan.

Stock options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company’s common stock on the date of grant. Options generally are granted for a 10-year term and generally become exercisable in four cumulative annual installments of 25% commencing two years from the date of grant. The Stock Option Committee has discretion to accelerate a participant’s right to exercise an option.

Stock awards may be granted upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

		Shares	Weighted
	Available	Under	Average
	to Grant	Option	Exercise Price

Balance, January 1, 2020	436,900	807,868	$49.139
Granted from 2018 Plan	(196,350)	196,350	41.740
Exercised	—	(21,436)	33.805
Forfeited from terminated plan(s)	—	(6,875)	38.849
Forfeited from current plan(s)	4,800	(4,800)	57.513

Balance, December 31, 2020	245,350	971,107	48.079
Granted from 2018 Plan	(202,700)	202,700	57.980
Exercised	—	(91,285)	40.532
Forfeited from terminated plan(s)	—	(5,197)	44.563
Forfeited from current plan(s)	44,022	(44,022)	52.256

Balance, December 31, 2021	86,672	1,033,303	50.528
Granted from 2018 Plan	(2,500)	2,500	61.550
Forfeited from terminated plan(s)	39,235	(39,235)	52.523
Termination of 2018 Plan	(123,407)	—	—
Available to Grant from 2022 Plan	800,000	—	—
Granted from 2022 Plan	(205,900)	205,900	61.505
Exercised	—	(136,801)	42.149
Forfeited from current plan(s)	750	(750)	61.550

Balance, December 31, 2022	594,850	1,064,917	$53.671

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. These options typically vest one-fourth at the end of each of years two, three, four and five from the grant date. As provided for under FASB ASC 718, the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant. In addition, ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered. The Company’s historical forfeitures of its share-based awards have not been significant. Forfeitures are estimated annually based on historical information.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020

Expected dividends per share	$1.60	$1.44	$1.36
Risk-free interest rate	3.77%	1.24%	0.35%
Expected life of options	6 years	5 years	5 years
Expected volatility	23.70%	28.33%	29.32%
Weighted average fair value of options granted during year	$13.46	$11.56	$7.30

Expected volatilities are based on the historical volatility of the Company’s stock, based on the monthly closing stock price. The expected life of options granted is based on actual historical exercise behavior of all employees and directors and approximates the graded vesting period of the options. Expected dividends are based on the annualized dividends declared at the time of the option grant. For 2022, the risk-free interest rate is based on the average of the five-year treasury rate and the seven-year treasury rate on the grant date of the options. For 2021 and 2020, the risk-free interest rate is based on the five-year treasury rate on the grant date of the options.

The following table presents the activity related to options under all plans for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2022	1,033,303	$50.528	7.05 years
Granted	208,400	61.506
Exercised	(136,801)	42.149
Forfeited	(39,985)	52.692
Options outstanding, December 31, 2022	1,064,917	53.671	7.13 years

Options exercisable, December 31, 2022	428,073	$50.098	5.00 years

For the years ended December 31, 2022, 2021 and 2020, options granted were 208,400, 202,700, and 196,350, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2022, 2021 and 2020, was $2.6 million, $1.4 million and $371,000, respectively. Cash received from the exercise of options for the years ended December 31, 2022, 2021 and 2020, was $6.3 million, $3.7 million and $661,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.3 million, $1.2 million and $257,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of options outstanding at December 31, 2022, 2021 and 2020, was $6.7 million, $9.2 million and $4.5 million, respectively. The total intrinsic value of options exercisable at December 31, 2022, 2021 and 2020, was $4.1 million, $5.3 million and $2.9 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2022.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2022	611,956	$53.091	$9.768
Granted	208,400	61.506	13.317
Vested this period	(147,716)	52.100	9.148
Nonvested options forfeited	(35,796)	53.125	9.798

Nonvested options, December 31, 2022	636,844	$56.073	$11.117

For the years ended December 31, 2022, 2021 and 2020, compensation expense for stock option grants was $1.4 million, $1.2 million and $1.2 million, respectively. At December 31, 2022, there was $6.5 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans. This compensation cost is expected to be recognized through 2028, with the majority of this expense recognized in 2023 and 2024.

The following table further summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$23.860 to 29.640	9,977	0.85 years	$28.714	9,977	$28.714
$32.590 to 38.610	27,981	1.96 years	33.289	27,981	33.289
$41.300 to 41.740	210,423	6.80 years	41.630	86,383	41.473
$50.710 to 59.750	467,102	6.61 years	55.388	234,308	53.218
$60.150 to 62.010	349,434	8.61 years	60.972	69,424	60.150

	1,064,917	7.13 years	$53.671	428,073	$50.098

Note 21:      Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are reflected in Note 3. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

Note 22:      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2022	2021

	(In Thousands)

Net unrealized gain (loss) on available-for-sale securities	$(62,622)	$11,834

Net unrealized gain on held-to-maturity securities	118	—

Net unrealized gain (loss) on active derivatives used for cash flow hedges	(31,277)	—

Net unrealized gain on terminated derivatives used for cash flow hedges	22,478	30,601
	(71,303)	42,435

Tax effect	17,948	(9,676)

Net-of-tax amount	$(53,355)	$32,759

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2022, 2021 and 2020, were as follows:

	Amounts Reclassified
	from AOCI			Affected Line Item in the
	2022	2021	2020	Statements of Income

	(In Thousands)

Unrealized gains/(losses) on available-for-sale securities	$(130)	$—	$78	Net realized gains (losses) on available-for-sale securities (total reclassified amount before tax)

Change in fair value of cash flow hedge	8,123	8,123	6,764	Amortization of realized gain on termination of cash flow hedge (total reclassification amount before tax)

Income taxes	(1,820)	(1,852)	(1,559)	Tax (expense) benefit

Total reclassifications out of AOCI	$6,173	$6,271	$5,283

Note 23:      Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under GAAP, regulatory reporting practices, and regulatory capital standards. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2022) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2022, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2022, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of December 31, 2022, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2022 and 2021, the Company and the Bank exceeded their minimum capital requirements then in effect. The entities may not pay dividends which would reduce capital below the minimum requirements shown above. In addition to the minimum capital ratios, the capital rules include a capital conservation buffer, under which a banking organization must have Common Equity Tier 1 capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses. The net unrealized gain or loss on securities is not included in computing regulatory capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2022
Total capital
Great Southern Bancorp, Inc.	$746,287	13.5%	$440,767	8.0%	N/A	N/A
Great Southern Bank	$721,616	13.1%	$440,683	8.0%	$550,854	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$607,807	11.0%	$330,575	6.0%	N/A	N/A
Great Southern Bank	$658,136	11.9%	$330,512	6.0%	$440,683	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$607,807	10.6%	$228,673	4.0%	N/A	N/A
Great Southern Bank	$658,136	11.5%	$228,511	4.0%	$285,638	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$582,807	10.6%	$247,932	4.5%	N/A	N/A
Great Southern Bank	$658,136	11.9%	$247,884	4.5%	$358,055	6.5%

As of December 31, 2021
Total capital
Great Southern Bancorp, Inc.	$745,641	16.3%	$365,120	8.0%	N/A	N/A
Great Southern Bank	$701,215	15.4%	$365,048	8.0%	$456,310	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$613,544	13.4%	$273,840	6.0%	N/A	N/A
Great Southern Bank	$644,134	14.1%	$273,786	6.0%	$365,048	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$613,544	11.3%	$217,264	4.0%	N/A	N/A
Great Southern Bank	$644,134	11.9%	$217,209	4.0%	$271,511	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$588,544	12.9%	$205,380	4.5%	N/A	N/A
Great Southern Bank	$644,134	14.1%	$205,340	4.5%	$296,602	6.5%

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

Note 25:      Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2022, 2021 and 2020:

		2022
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$46,673	$52,698	$59,657	$67,949
Interest expense	3,407	3,867	6,759	13,330
Provision (credit) for credit losses on loans	—	—	2,000	1,000
Provision (credit) for unfunded commitments	(193)	2,223	1,315	(159)
Net realized gain (loss) on available-for-sale securities	7	—	31	(168)
Non-interest income	9,176	9,319	7,984	7,661
Non-interest expense	31,268	33,004	34,758	34,336
Provision for income taxes	4,380	4,699	4,676	4,499
Net income available to common shareholders	16,987	18,224	18,133	22,604
Earnings per common share – diluted	1.30	1.44	1.46	1.84

		2021
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$50,633	$50,452	$49,640	$47,948
Interest expense	6,544	5,768	4,717	3,723
Provision (credit) for credit losses on loans	300	(1,000)	(3,000)	(3,000)
Provision (credit) for unfunded commitments	(674)	(307)	643	1,277
Non-interest income	9,736	9,585	9,798	9,198
Non-interest expense	30,321	30,191	31,339	35,784
Provision for income taxes	5,010	5,271	5,375	4,081
Net income available to common shareholders	18,868	20,114	20,364	15,281
Earnings per common share – diluted	1.36	1.46	1.49	1.14

		2020
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$57,474	$54,011	$53,599	$52,619
Interest expense	12,536	10,556	9,431	8,042
Provision for credit losses on loans	3,871	6,000	4,500	1,500
Net realized gains on available-for-sale securities	—	78	—	—
Non-interest income	7,367	8,261	9,466	9,956
Non-interest expense	30,815	29,349	31,988	31,073
Provision for income taxes	2,751	3,164	3,692	4,172
Net income available to common shareholders	14,868	13,203	13,454	17,788
Earnings per common share – diluted	1.04	0.93	0.96	1.28

Note 26:      Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2022 and 2021, and statements of income, comprehensive income and cash flows for the years ended December 31, 2022, 2021 and 2020, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2022	2021

	(In Thousands)
Statements of Financial Condition

Assets
Cash	$29,097	$48,372
Investment in subsidiary bank	608,416	672,342
Deferred and accrued income taxes	148	94
Prepaid expenses and other assets	882	868

	$638,543	$721,676

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,401	$5,166
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,281	73,984
Common stock	122	131
Additional paid-in capital	42,445	38,314
Retained earnings	543,875	545,548
Accumulated other comprehensive income (loss)	(53,355)	32,759

	$638,543	$721,676

	2022	2021	2020

	(In Thousands)

Statements of Income

Income
Dividends from subsidiary bank	$60,000	$74,000	$40,000
Other income	—	—	5

	60,000	74,000	40,005

Expense
Operating expenses	2,550	2,121	2,197
Interest expense	5,298	7,613	7,459

	7,848	9,734	9,656

Income before income tax and equity in undistributed earnings of subsidiaries	52,152	64,266	30,349
Credit for income taxes	(1,608)	(1,850)	(1,800)

Income before equity in earnings of subsidiaries	53,760	66,116	32,149

Equity in undistributed earnings of subsidiaries	22,188	8,511	27,164

Net income	$75,948	$74,627	$59,313

	2022	2021	2020

	(In Thousands)

Statements of Cash Flows

Operating Activities
Net income	$75,948	$74,627	$59,313
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(22,188)	(8,511)	(27,164)
Compensation expense for stock option grants	1,437	1,225	1,153
Amortization of interest rate derivative and deferred costs on subordinated notes	297	587	608
Changes in
Prepaid expenses and other assets	(14)	15	(15)
Accounts payable and accrued expenses	69	(1,661)	31
Income taxes	(54)	63	(46)
Net cash provided by operating activities	55,495	66,345	33,880

Investing Activities
Net cash provided by investing activities	—	—	—

Financing Activities
Purchases of the Company’s common stock	(61,847)	(39,123)	(22,104)
Proceeds from issuance of subordinated notes	—	—	73,513
Redemption of subordinated notes	—	(75,000)	—
Dividends paid	(19,181)	(18,800)	(33,426)
Stock options exercised	6,258	3,700	661
Net cash provided by (used in) financing activities	(74,770)	(129,223)	18,644

Increase (Decrease) in Cash	(19,275)	(62,878)	52,524

Cash, Beginning of Year	48,372	111,250	58,726

Cash, End of Year	$29,097	$48,372	$111,250

Additional Cash Payment Information
Interest paid	$5,115	$9,103	$7,349

	2022	2021	2020

	(In Thousands)

Statements of Comprehensive Income

Net Income	$75,948	$74,627	$59,313

Comprehensive income (loss) of subsidiaries	(86,114)	(20,392)	20,905

Comprehensive Income	$(10,166)	$54,235	$80,218

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2022, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting as of December 31, 2022, has been audited by FORVIS, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 is set forth below.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated March 13, 2023, expressed an unqualified opinion on those financial statements.

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

/s/FORVIS, LLP (Formerly, BKD, LLP)

Springfield, Missouri

March 13, 2023

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. Our code of ethics is available on our website, at https://investors.greatsouthernbank.com/corporate-governance/documents.

ITEM 11.EXECUTIVE COMPENSATION.

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
	to be issued upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Shares
Plan Category	and Rights	and Rights	Reflected in the First Column)
Equity compensation plans approved by stockholders	1,064,917	$53.671	594,850	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,064,917	$53.671	594,850
(1)	Represents shares available for future awards under the Company’s 2022 Omnibus Incentive Plan. Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2022 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as Part of This Report

	(1)	Financial Statements

The Consolidated Financial Statements and Independent Auditor’s Report are included in Item 8.

	(2)	Financial Statement Schedules

Inapplicable.

	(3)	List of Exhibits

Exhibits incorporated by reference below are incorporated by reference pursuant to Rule 12b-32.

	Exhibit No.	Exhibit

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

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-

18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for the Registrant’s executive officers for 2023 is attached as Exhibit 10.7.*

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

Available on the investor relations page of the Registrant’s website, at
https://investors.greatsouthernbank.com/corporate-governance/documents.

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(21)	Subsidiaries of the registrant

A list of the Registrant’s subsidiaries is attached hereto as Exhibit 21.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

The consent of FORVIS, LLP (PCAOB ID 686) to the incorporation by reference into the Registration Statements on Form S-3 (File no. 333-237548) and Form S-8 (File nos. 333-106190, 333-189497, 333-225665 and 333-265683) previously filed with the Commission of their reports included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

GREAT SOUTHERN BANCORP, INC.

Date: March 13, 2023	By:	/s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner	President, Chief Executive Officer and Director	March 13, 2023
Joseph W. Turner	(Principal Executive Officer)

/s/ William V. Turner	Chairman of the Board	March 13, 2023
William V. Turner

/s/ Rex A. Copeland	Treasurer (Principal Financial Officer and	March 13, 2023
Rex A. Copeland	Principal Accounting Officer)

/s/ Kevin R. Ausburn	Director	March 13, 2023
Kevin R. Ausburn

/s/ Julie T. Brown	Director	March 13, 2023
Julie T. Brown

/s/ Thomas J. Carlson	Director	March 13, 2023
Thomas J. Carlson

/s/ Steven D. Edwards	Director	March 13, 2023
Steven D. Edwards

/s/ Larry D. Frazier	Director	March 13, 2023
Larry D. Frazier

/s/ Debra M. Hart	Director	March 13, 2023
Debra M. Hart

/s/ Douglas M. Pitt	Director	March 13, 2023
Douglas M. Pitt

/s/ Earl A. Steinert, Jr.	Director	March 13, 2023
Earl A. Steinert, Jr.