Form 10-Q
period 2023-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2023-05-08
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 12,043,886 shares of common stock, par value $.01 per share, outstanding at May 4, 2023.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	MARCH 31,	DECEMBER 31,
	2023	2022

	(Unaudited)
ASSETS
Cash	$89,682	$105,262
Interest-bearing deposits in other financial institutions	94,994	63,258
Cash and cash equivalents	184,676	168,520
Available-for-sale securities	493,330	490,592
Held-to-maturity securities	200,427	202,495
Mortgage loans held for sale	6,099	4,811
Loans receivable, net of allowance for credit losses of $64,987 – March 2023; $63,480 – December 2022	4,569,328	4,506,836
Interest receivable	17,484	19,107
Prepaid expenses and other assets	89,055	69,461
Other real estate owned and repossessions, net	154	233
Premises and equipment, net	141,485	141,070
Goodwill and other intangible assets	10,702	10,813
Federal Home Loan Bank stock and other interest-earning assets	27,658	30,814
Current and deferred income taxes	28,322	35,950
Total Assets	$5,768,720	$5,680,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,799,107	$4,684,910
Securities sold under reverse repurchase agreements with customers	70,654	176,843
Short-term borrowings and other interest-bearing liabilities	155,710	89,583
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,356	74,281
Accrued interest payable	4,671	3,010
Advances from borrowers for taxes and insurance	8,086	6,590
Accrued expenses and other liabilities	62,861	73,808
Liability for unfunded commitments	11,990	12,816
Total Liabilities	5,213,209	5,147,615

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2023 and December 2022 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2023 – 12,133,886 shares; December 2022 – 12,231,290 shares	121	122
Additional paid-in capital	42,870	42,445
Retained earnings	553,948	543,875
Accumulated other comprehensive income (loss)	(41,428)	(53,355)
Total Stockholders’ Equity	555,511	533,087
Total Liabilities and Stockholders’ Equity	$5,768,720	$5,680,702

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022

	(Unaudited)
INTEREST INCOME
Loans	$65,438	$43,065
Investment securities and other	6,025	3,608
TOTAL INTEREST INCOME	71,463	46,673

INTEREST EXPENSE
Deposits	14,650	2,173
Securities sold under reverse repurchase agreements	342	10
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,780	1
Subordinated debentures issued to capital trust	393	118
Subordinated notes	1,106	1,105
TOTAL INTEREST EXPENSE	18,271	3,407

NET INTEREST INCOME	53,192	43,266
PROVISION FOR CREDIT LOSSES ON LOANS	1,500	—
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(826)	(193)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	52,518	43,459

NON-INTEREST INCOME
Commissions	427	297
Overdraft and insufficient funds fees	1,896	1,865
Point-Of-Sale and ATM fee income and service charges	3,701	3,964
Net gains on loan sales	389	1,134
Net realized gain on sale of available-for-sale securities	—	7
Late charges and fees on loans	180	313
Gain (loss) on derivative interest rate products	(291)	152
Other income	1,587	1,444
TOTAL NON-INTEREST INCOME	7,889	9,176

NON-INTEREST EXPENSE
Salaries and employee benefits	19,203	18,080
Net occupancy and equipment expense	7,720	6,878
Postage	828	787
Insurance	867	794
Advertising	647	555
Office supplies and printing	268	218
Telephone	703	850
Legal, audit and other professional fees	1,981	805
Expense on other real estate and repossessions	154	163
Acquired intangible asset amortization	111	158
Other operating expenses	1,981	1,980
TOTAL NON-INTEREST EXPENSE	34,463	31,268

INCOME BEFORE INCOME TAXES	25,944	21,367
PROVISION FOR INCOME TAXES	5,488	4,380
NET INCOME	$20,456	$16,987

Basic Earnings Per Common Share	$1.68	$1.31
Diluted Earnings Per Common Share	$1.67	$1.30

Dividends Declared Per Common Share	$0.40	$0.36

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022

	(Unaudited)
Net Income	$20,456	$16,987

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $2,258 and $(5,966), for 2023 and 2022, respectively	6,915	(20,200)

Unrealized (gain) loss on securities transferred to held-to-maturity, net of taxes (credit) of $(5) and $224 for 2023 and 2022, respectively	(17)	759

Less: reclassification adjustment for gains included in net income, net of taxes of $0 and $2 for 2023 and 2022, respectively	—	(5)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(457) and $(456), for 2023 and 2022, respectively	(1,546)	(1,547)

Change in value of active cash flow hedges, net of taxes (credit) of $2,146 and $(911) for 2023 and 2022, respectively	6,575	(3,083)

Comprehensive Income (Loss)	$32,383	$(7,089)

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED MARCH 31, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2022	$131	$38,314	$545,548	$32,759	$—	$616,752
Net income	—	—	16,987	—	—	16,987
Stock issued under Stock Option Plan	—	1,690	—	—	1,116	2,806
Common dividends declared, $0.36 per share	—	—	(4,599)	—	—	(4,599)
Change in fair value of cash flow hedges	—	—	—	(4,630)	—	(4,630)
Change in unrealized gain on held-to-maturity securities	—	—	—	759	—	759
Change in unrealized loss on available-for-sale securities	—	—	—	(20,205)	—	(20,205)
Purchase of the Company’s common stock	—	—	—	—	(25,319)	(25,319)
Reclassification of treasury stock per Maryland law	(3)	—	(24,200)	—	24,203	—
Balance, March 31, 2022	$128	$40,004	$533,736	$8,683	$—	$582,551

	THREE MONTHS ENDED MARCH 31, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2023	$122	$42,445	$543,875	$(53,355)	$—	$533,087
Net income	—	—	20,456	—	—	20,456
Stock issued under Stock Option Plan	—	425	—	—	45	470
Common cash dividends declared, $0.40 per share	—	—	(4,854)	—	—	(4,854)
Change in fair value of cash flow hedges	—	—	—	5,029	—	5,029
Change in unrealized gain on held-to-maturity securities	—	—	—	(17)	—	(17)
Change in unrealized loss on available-for-sale securities	—	—	—	6,915	—	6,915
Purchase of the Company’s common stock	—	—	—	—	(5,575)	(5,575)
Reclassification of treasury stock per Maryland law	(1)	—	(5,529)	—	5,530	—
Balance, March 31, 2023	$121	$42,870	$553,948	$(41,428)	$—	$555,511

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,456	$16,987
Proceeds from sales of loans held for sale	25,328	33,902
Originations of loans held for sale	(26,465)	(23,872)
Items not requiring (providing) cash:
Depreciation	2,267	2,227
Amortization	198	262
Compensation expense for stock option grants	397	350
Provision for credit losses on loans	1,500	—
Provision (credit) for unfunded commitments	(826)	(193)
Net gain on loan sales	(389)	(1,134)
Net (gain) loss on sale of premises and equipment	(5)	3
Net loss on sale/write-down of other real estate owned and repossessions	76	9
Net gain on sale of available-for-sale investments	—	(7)
Accretion of deferred income, premiums, discounts and other	(1,331)	(1,357)
(Gain) loss on derivative interest rate products	291	(152)
Deferred income taxes	(95)	203
Changes in:
Interest receivable	1,623	(1,753)
Prepaid expenses and other assets	(22,687)	533
Accrued expenses and other liabilities	1,321	2,362
Income taxes refundable/payable	3,783	3,019
Net cash provided by operating activities	5,442	31,389

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(62,080)	(66,914)
Purchase of loans	(400)	(37,244)
Purchase of premises and equipment	(2,651)	(1,473)
Proceeds from sale of premises and equipment	28	11
Proceeds from sale of other real estate owned and repossessions	41	437
Proceeds from sale of available-for-sale securities	—	4,936
Proceeds from maturities and calls of available-for-sale securities	1,008	750
Principal reductions on mortgage-backed securities	7,490	26,146
Purchase of available-for-sale securities	—	(245,183)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	3,156	91
Net cash used in investing activities	(53,408)	(318,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	39,355	(62,978)
Net increase in checking and savings deposits	73,728	214
Net increase (decrease) in short-term borrowings	(40,062)	12,006
Advances from borrowers for taxes and insurance	1,496	1,178
Dividends paid	(4,893)	(4,732)
Purchase of the Company’s common stock	(5,575)	(25,319)
Stock options exercised	73	2,456
Net cash provided by (used in) financing activities	64,122	(77,175)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,156	(364,229)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	168,520	717,267
CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,676	$353,038

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2022, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”).

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 further clarifies certain targeted improvements to the optional hedge accounting model that were made under ASU 2017-12. ASU 2022-01 expands the last-of-layer method and renames this method to portfolio layer method to reflect this expansion, as well as expanding the scope of the portfolio layer method to include nonprepayable financial assets. It also specifies eligible hedging instruments and provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. ASU 2022-01 permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. ASU 2022-01 is effective for the Company on January 1, 2023. The adoption of ASU 2022-01 did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements. The adoption of this ASU does, however, require changes in disclosures related to certain loan modifications.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2023	2022

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,201	12,971
Net income	$20,456	$16,987
Per common share amount	$1.68	$1.31

Diluted:
Average common shares outstanding	12,201	12,971
Net effect of dilutive stock options – based on the treasury stock method using average market price	70	117
Diluted common shares	12,271	13,088
Net income	$20,456	$16,987
Per common share amount	$1.67	$1.30

Options outstanding at March 31, 2023 and 2022, to purchase 672,368 and 376,237 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2023 and 2022, respectively.

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

The amortized cost and fair values of securities were as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$323,471	$—	$36,083	$287,388
Agency collateralized mortgage obligations	89,673	—	9,914	79,759
States and political subdivisions	59,533	379	2,006	57,906
Small Business Administration securities	74,103	132	5,958	68,277
	$546,780	$511	$53,961	$493,330

	March 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,612	$2,870	$76,482	$—	$8,247	$68,235
Agency collateralized mortgage obligations	120,494	(2,767)	117,727	—	11,735	105,992
States and political subdivisions	6,226	(8)	6,218	—	592	5,626
	$200,332	$95	$200,427	$—	$20,574	$179,853

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141
	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446

	$202,377	$118	$202,495	$—	$24,730	$177,765

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	245	246	—	—
After four through five years	927	952	—	—
After five through fifteen years	6,390	6,200	3,251	2,952
After fifteen years	51,971	50,508	2,967	2,674
Securities not due on a single maturity date	487,247	435,424	194,209	174,227
	$546,780	$493,330	$200,427	$179,853

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at March 31, 2023 and December 31, 2022, was approximately $467.7 million and $472.0 million, respectively, which is approximately 94.8% and 96.2% of the Company’s total available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and SBA securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost at March 31, 2023 and December 31, 2022, which was $200.4 million and $202.5 million, respectively. Total fair value of these investments at March 31, 2023 and December 31, 2022 was approximately $179.9 million and $177.8 million, respectively. Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes at March 31, 2023, that it has ample liquidity sources to fund its ongoing operations. The Company has the intent and ability to hold these held-to-maturity securities until they are fully repaid.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

The following table shows the Company’s available-for-sale and held-to-maturity securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$28,167	$(2,019)	$259,221	$(34,064)	$287,388	$(36,083)
Agency collateralized mortgage obligations	20,534	(826)	59,226	(9,088)	79,760	(9,914)
States and political subdivisions securities	18,117	(597)	22,548	(1,409)	40,665	(2,006)
Small Business Administration securities	18,507	(1,245)	41,407	(4,713)	59,914	(5,958)
	$85,325	$(4,687)	$382,402	$(49,274)	$467,727	$(53,961)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$68,235	$(8,247)	$68,235	$(8,247)
Agency collateralized mortgage obligations	—	—	105,992	(11,735)	105,992	(11,735)
States and political subdivisions securities	—	—	5,626	(592)	5,626	(592)
	$—	$—	$179,853	$(20,574)	$179,853	$(20,574)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
States and political subdivisions securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
Small Business Administration securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)
	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)
	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

There were no sales of available-for-sale securities during the three months ended March 31, 2023. Available-for-sale securities totaling $4.9 million were sold during the three months ended March 31, 2022, resulting in the recognition of a $7,000 gain during the period. Gains and losses on sales of securities are determined on the specific-identification method.

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

NOTE 6: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified loans with a balance greater than or equal to $100,000, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, gross domestic product (“GDP”), commercial real estate price index, consumer sentiment and construction spending. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages. The forecast-adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

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

Classes of loans at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022

	(In Thousands)
One- to four-family residential construction	$34,508	$33,849
Subdivision construction	31,424	32,067
Land development	48,160	41,613
Commercial construction	696,735	757,690
Owner occupied one- to four-family residential	779,574	778,533
Non-owner occupied one- to four-family residential	125,741	124,870
Commercial real estate	1,560,427	1,530,663
Other residential	885,472	781,761
Commercial business	287,028	293,228
Industrial revenue bonds	12,539	12,852
Consumer auto	34,289	37,281
Consumer other	32,924	33,732
Home equity lines of credit	115,829	123,242
	4,644,650	4,581,381
Allowance for credit losses	(64,987)	(63,480)
Deferred loan fees and gains, net	(10,335)	(11,065)
	$4,569,328	$4,506,836

Weighted average interest rate	5.81%	5.54%

The following tables present the classes of loans by aging as of the dates indicated.

	March 31, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$34,508	$34,508	$—
Subdivision construction	—	—	—	—	31,424	31,424	—
Land development	—	—	384	384	47,776	48,160	—
Commercial construction	—	—	—	—	696,735	696,735	—
Owner occupied one- to four-family residential	1,101	105	625	1,831	777,743	779,574	—
Non-owner occupied one- to four-family residential	551	—	—	551	125,190	125,741	—
Commercial real estate	—	—	1,526	1,526	1,558,901	1,560,427	—
Other residential	—	—	—	—	885,472	885,472	—
Commercial business	—	—	16	16	287,012	287,028	—
Industrial revenue bonds	—	—	—	—	12,539	12,539	—
Consumer auto	85	9	21	115	34,174	34,289	—
Consumer other	262	12	101	375	32,549	32,924	—
Home equity lines of credit	120	87	309	516	115,313	115,829	—

Total	$2,119	$213	$2,982	$5,314	$4,639,336	$4,644,650	$—

	December 31, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$33,849	$33,849	$—
Subdivision construction	—	—	—	—	32,067	32,067	—
Land development	—	—	384	384	41,229	41,613	—
Commercial construction	—	—	—	—	757,690	757,690	—
Owner occupied one- to four-family residential	2,568	462	722	3,752	774,781	778,533	—
Non-owner occupied one- to four-family residential	—	63	—	63	124,807	124,870	—
Commercial real estate	196	—	1,579	1,775	1,528,888	1,530,663	—
Other residential	—	—	—	—	781,761	781,761	—
Commercial business	8	—	586	594	292,634	293,228	—
Industrial revenue bonds	—	—	—	—	12,852	12,852	—
Consumer auto	100	34	14	148	37,133	37,281	—
Consumer other	288	114	111	513	33,219	33,732	—
Home equity lines of credit	234	38	274	546	122,696	123,242	—

Total	$3,394	$711	$3,670	$7,775	$4,573,606	$4,581,381	$—

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

Non-accruing loans are summarized as follows:

	March 31,	December 31,
	2023	2022

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	384
Commercial construction	—	—
Owner occupied one- to four-family residential	625	722
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	1,526	1,579
Other residential	—	—
Commercial business	16	586
Industrial revenue bonds	—	—
Consumer auto	21	14
Consumer other	101	111
Home equity lines of credit	309	274
Total non-accruing loans	$2,982	$3,670

No interest income was recorded on these loans for the three months ended March 31, 2023 and 2022, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of March 31, 2023 had an amortized cost of $1.7 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023, the Company recorded provision expense of $1.5 million on its portfolio of outstanding loans. During the three months ended March 31, 2022, the Company did not record a provision expense on its portfolio of outstanding loans

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(36)	—	—	—	—	(401)	(437)
Recoveries	54	—	—	—	20	406	480
Balance, March 31, 2022	$9,382	$10,502	$28,604	$2,797	$4,162	$5,350	$60,797

Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	647	1,079	(1,590)	(363)	1,851	(124)	1,500
Losses charged off	(31)	—	—	—	—	(434)	(465)
Recoveries	10	—	—	—	148	314	472
Balance, March 31, 2023	$11,797	$13,189	$25,506	$2,502	$7,821	$4,172	$64,987

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three months ended March 31, 2023 and 2022. The provision for losses on unfunded commitments for the three months ended March 31, 2023 was a credit (negative expense) of $826,000, compared to a credit (negative expense) of $193,000 for the three months ended March 31, 2022. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses in the three month periods presented.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	512	(1,003)	56	161	36	45	(193)
Balance, March 31, 2022	$1,199	$4,700	$423	$1,069	$1,618	$427	$9,436

Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	96	(566)	29	89	(471)	(3)	(826)
Balance, March 31, 2023	$832	$8,058	$445	$891	$1,263	$501	$11,990

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2023		December 31, 2022
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	384	192	384	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	504	2	1,637	40
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	1,519	—	1,571	—
Other residential	—	—	—	—
Commercial business	—	—	586	125
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	160	80
Home equity lines of credit	135	—	135	—

Total	$2,542	$194	$4,473	$245

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company on January 1, 2023.

Adoption of this amendment did not have a material impact on the Company’s results of operations, financial position or liquidity, but resulted in additional disclosure requirements related to gross charge offs by vintage year and the removal of troubled debt restructuring (“TDR”) disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Corporation has adopted this update prospectively.

Under ASU 2022-02, effective January 1, 2023, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on TDRs under the previous disclosure requirements.

The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three months ended March 31, 2023. Each of the types of concessions granted comprised less than 2.5% of their respective classes of loan portfolios at March 31, 2023.

	Amortized Cost Basis at March 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modification

	(In Thousands)
Construction and land development	$—	$—	$1,301	$1,301
One- to four-family residential	—	145	—	145
Other residential	—	21,679	—	21,679
Commercial real estate	—	—	21,181	21,181
Commercial business	—	—	—	—
Consumer	7	—	—	7
	$7	$21,824	$22,482	$44,313

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance at March 31, 2023 of loans that were modified during the three months ended March 31, 2023:

	March 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,301	$—	$—	$1,301
One- to four-family residential	145	—	—	145
Other residential	21,679	—	—	21,679
Commercial real estate	21,181	—	—	21,181
Commercial business	—	—	—	—
Consumer	7	—	—	7
	$44,313	$—	$—	$44,313

TDRs by class are presented below as of December 31, 2022.

	December 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	13	1,028	3	98	16	1,126
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,571	2	1,571
Commercial business	—	—	—	—	—	—
Consumer	13	210	5	42	18	252
	26	$1,238	10	$1,711	36	$2,949

The following table presents newly restructured loans, which were considered TDRs, during the three months ended March 31, 2022, by type of modification:

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

During the three months ended March 31, 2022, $221,000 of loans met the criteria for placement back on accrual status. The criteria was generally a minimum of six months of consistent and timely payment performance under original or modified terms.

The nature and extent of impairments of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the allowance for credit losses. The Company utilizes an internal risk rating system comprised of a series of grades to categorize loans according to perceived risk associated with the expectation of debt repayment. The analysis of the borrower’s ability to repay considers specific information, including but not limited to current financial information, historical payment experience, industry information, collateral levels and collateral types. A risk rating is assigned at loan origination and then monitored throughout the contractual term for possible risk rating changes.

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

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of March 31, 2023.

	Term Loans by Origination Year
							Revolving
	2023 YTD	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$4,125	$20,949	$4,457	$585	$—	$—	$4,392	$34,508
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,125	20,949	4,457	585	—	—	4,392	34,508

Subdivision construction
Satisfactory (1-4)	116	4,304	25,820	285	201	698	—	31,424
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	116	4,304	25,820	285	201	698	—	31,424

Construction and land development
Satisfactory (1-4)	7,781	16,653	5,622	5,181	7,353	4,546	640	47,776
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	7,781	16,653	5,622	5,181	7,353	4,546	1,024	48,160

Other construction
Satisfactory (1-4)	15,105	182,060	380,792	98,086	20,692	—	—	696,735
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	15,105	182,060	380,792	98,086	20,692	—	—	696,735

One- to four-family residential
Satisfactory (1-4)	15,054	340,941	217,309	124,132	71,252	133,381	683	902,752
Watch (5)	—	—	—	—	178	1,216	54	1,448
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	155	—	960	—	1,115
Total	15,054	340,941	217,309	124,287	71,430	135,557	737	905,315

Other residential
Satisfactory (1-4)	11,844	84,799	194,701	232,307	141,040	211,284	6,197	882,172
Watch (5)	—	—	—	—	—	3,300	—	3,300
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,844	84,799	194,701	232,307	141,040	214,584	6,197	885,472

Commercial real estate
Satisfactory (1-4)	12,161	236,837	229,792	108,522	191,067	739,662	27,532	1,545,573
Watch (5)	—	—	—	—	—	13,328	—	13,328
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,526	—	1,526
Total	12,161	236,837	229,792	108,522	191,067	754,516	27,532	1,560,427

Commercial business
Satisfactory (1-4)	6,830	59,972	50,760	38,277	14,874	67,547	61,272	299,532
Watch (5)	—	—	—	—	—	19	—	19
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	16	—	—	—	—	—	16
Total	6,830	59,988	50,760	38,277	14,874	67,566	61,272	299,567

Consumer
Satisfactory (1-4)	4,647	18,556	9,767	4,869	2,075	17,045	125,257	182,216
Watch (5)	—	—	26	—	6	160	76	268
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	8	8	5	228	309	558
Total	4,647	18,556	9,801	4,877	2,086	17,433	125,642	183,042

Combined
Satisfactory (1-4)	77,663	965,071	1,119,020	612,244	448,554	1,174,163	225,973	4,622,688
Watch (5)	—	—	26	—	184	18,023	130	18,363
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	16	8	163	5	2,714	693	3,599
Total	$77,663	$965,087	$1,119,054	$612,407	$448,743	$1,194,900	$226,796	$4,644,650

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2022.

	Term Loans by Origination Year
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$21,885	$7,265	$1,391	$—	$—	$—	$3,308	$33,849
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	21,885	7,265	1,391	—	—	—	3,308	33,849

Subdivision construction
Satisfactory (1-4)	4,478	25,864	800	203	134	588	—	32,067
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,478	25,864	800	203	134	588	—	32,067

Construction and land development
Satisfactory (1-4)	16,746	6,914	4,866	7,338	762	3,990	613	41,229
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	16,746	6,914	4,866	7,338	762	3,990	997	41,613

Other construction
Satisfactory (1-4)	113,512	446,125	176,340	21,713	—	—	—	757,690
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	113,512	446,125	176,340	21,713	—	—	—	757,690

One- to four-family residential
Satisfactory (1-4)	340,886	219,504	128,509	73,162	39,685	97,236	687	899,669
Watch (5)	—	—	—	179	88	1,341	57	1,665
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	158	—	—	1,832	79	2,069
Total	340,886	219,504	128,667	73,341	39,773	100,409	823	903,403

Other residential
Satisfactory (1-4)	83,822	133,648	168,232	142,630	122,614	123,538	3,939	778,423
Watch (5)	—	—	—	—	—	3,338	—	3,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	83,822	133,648	168,232	142,630	122,614	126,876	3,939	781,761

Commercial real estate
Satisfactory (1-4)	221,341	171,484	109,939	203,426	185,682	577,216	36,658	1,505,746
Watch (5)	—	—	—	—	—	23,338	—	23,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,579	—	1,579
Total	221,341	171,484	109,939	203,426	185,682	602,133	36,658	1,530,663

Commercial business
Satisfactory (1-4)	45,349	66,258	39,645	15,505	9,309	65,307	64,088	305,461
Watch (5)	—	—	—	—	—	34	—	34
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	394	191	585
Total	45,349	66,258	39,645	15,505	9,309	65,735	64,279	306,080

Consumer
Satisfactory (1-4)	21,309	11,168	5,711	2,708	3,263	16,380	132,792	193,331
Watch (5)	—	28	—	7	—	160	100	295
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	9	—	2	248	359	629
Total	21,309	11,207	5,720	2,715	3,265	16,788	133,251	194,255

Combined
Satisfactory (1-4)	869,328	1,088,230	635,433	466,685	361,449	884,255	242,085	4,547,465
Watch (5)	—	28	—	186	88	28,211	157	28,670
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	167	—	2	4,053	1,013	5,246
Total	869,328	$1,088,269	$635,600	$466,871	$361,539	$916,519	$243,255	$4,581,381

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

The following table presents the balances of acquired loans related to the various FDIC-assisted transactions at March 31, 2023 and December 31, 2022.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
March 31, 2023
Carrying value of loans receivable	$2,617	$3,638	$6,874	$23,099	$12,426

December 31, 2022
Carrying value of loans receivable	$2,703	$3,983	$7,221	$24,402	$12,750

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2023	2022

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	45	50

Foreclosed assets held for sale and repossessions	45	50

Other real estate owned not acquired through foreclosure	109	183

Other real estate owned and repossessions	$154	$233

At March 31, 2023 and December 31, 2022, other real estate owned not acquired through foreclosure included two properties, both of which were branch locations that were closed and held for sale.

At March 31, 2023 and December 31, 2022, residential mortgage loans totaling $38,000 and $173,000, respectively, were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	March 31,
	2023	2022

	(In Thousands)
Net loss (gains) on sales of other real estate owned and repossessions	$3	$(6)
Valuation write-downs	74	15
Operating expenses, net of rental income	77	154
	$154	$163

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	March 31,	December 31,
	2023	2022

	(In Thousands)
Land	$39,617	$39,622
Buildings and improvements	105,572	105,096
Furniture, fixtures and equipment	68,493	67,505
Operating leases right of use asset	7,452	7,397
	221,134	219,620
Less: accumulated depreciation	79,649	78,550
	$141,485	$141,070

Leases. In 2019, the Company adopted ASU 2016 02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of March 31, 2023, the lease right of use asset value was $7.5 million and the corresponding lease liability was $7.7 million. As of December 31, 2022, the lease right of use asset value was $7.4 million and the corresponding lease liability was $7.6 million. At March 31, 2023, expected lease terms ranged from 1.1 years to 15.7 years with a weighted-average lease term of 7.4 years. The weighted-average discount rate at March 31, 2023 was 3.75%.

For the three months ended March 31, 2023 and 2022, lease expense was $411,000 and $369,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended March 31, 2023 and 2022 was $72,000 and $69,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended March 31, 2023 and 2022, income recognized from these lease agreements was $324,000 and $294,000, respectively, and was included in occupancy and equipment expense.

	March 31, 2023	December 31, 2022

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,452	$7,397
Operating leases liability	$7,660	$7,599

	For the Three Months Ended
	March 31, 2023	March 31, 2022

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$411	$369

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$405	$360
Right of use assets obtained in exchange for lease obligations:
Operating leases	296	—

At March 31, 2023, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2023	$1,006
2024	1,313
2025	1,297
2026	1,241
2027	1,173
2028	900
Thereafter	1,899

Future lease payments expected	8,829

Less: interest portion of lease payments	(1,169)

Lease liability	$7,660

NOTE 10: DEPOSITS

	March 31,	December 31,
	2023	2022

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$194,831	$280,784
1.00% - 1.99%	105,228	125,951
2.00% - 2.99%	356,672	381,547
3.00% - 3.99%	289,646	228,131
4.00% - 4.99%	89,851	4,883
5.00% and above	—	—
Total time deposits (weighted average rate 2.31% and 1.93%)	1,036,228	1,021,296
Non-interest-bearing demand deposits	991,527	1,063,588
Interest-bearing demand and savings deposits (weighted average rate 1.09% and 0.65%)	2,234,323	2,188,535
Brokered deposits (weighted average rate 4.69% and 4.03%)	537,029	411,491
Total Deposits	$4,799,107	$4,684,910

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $537.0 million and $411.5 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, brokered deposits included $250.0 million and $150.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At March 31, 2023, there were additional brokered deposits totaling $149.5 million that had variable rates of interest that reset monthly or quarterly and there were other brokered deposits totaling $137.5 million that had fixed rates of interest but are currently callable at the Bank’s discretion. At March 31, 2023, approximately 14% of the Company’s total deposits were uninsured.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2023 and December 31, 2022, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At March 31, 2023 and December 31, 2022, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31,	December 31,
	2023	2022

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,210	$1,083
Securities sold under reverse repurchase agreements	70,654	176,843
Overnight borrowings from the Federal Home Loan Bank	154,500	88,500
	$226,364	$266,426

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

	March 31, 2023	December 31, 2022
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$70,654	$176,843

NOTE 13: SUBORDINATED NOTES

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

Amortization of the debt issuance costs during the three months ended March 31, 2023 and 2022, totaled $75,000 and $74,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.95%.

At March 31, 2023 and December 31, 2022, subordinated notes are summarized as follows:

	March 31, 2023	December 31, 2022

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	644	719
	$74,356	$74,281

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2023	2022
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.4)
Tax credits	(2.2)	(1.7)
State taxes	1.7	1.5
Other	1.2	0.1
	21.2%	20.5%

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2023 and December 31, 2022:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2023
Available-for-sale securities
Agency mortgage-backed securities	$287,388	$—	$287,388	$—
Agency collateralized mortgage obligations	79,759	—	79,759	—
States and political subdivisions securities	57,906	—	57,906	—
Small Business Administration securities	68,277	—	68,277	—
Interest rate derivative asset	9,992	—	9,992	—
Interest rate derivative liability	(31,469)	—	(31,469)	—

December 31, 2022
Available-for-sale securities
Agency mortgage-backed securities	$286,482	$—	$286,482	$—
Agency collateralized mortgage obligations	78,474	—	78,474	—
States and political subdivisions securities	57,495	—	57,495	—
Small Business Administration securities	68,141	—	68,141	—
Interest rate derivative asset	11,061	—	11,061	—
Interest rate derivative liability	(42,097)	—	(42,097)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2023 and December 31, 2022 as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR/SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at March 31, 2023 or December 31, 2022.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the hierarchy in which such measurements fell at March 31, 2023 and December 31, 2022:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
March 31, 2023
Collateral-dependent loans	$194	$—	$—	$194

Foreclosed assets held for sale	$—	$—	$—	$—

December 31, 2022
Collateral-dependent loans	$785	$—	$—	$785

Foreclosed assets held for sale	$—	$—	$—	$—

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At March 31, 2023 and December 31, 2022, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2023 or the year ended December 31, 2022, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2023 or the year ended December 31, 2022, subsequent to their initial transfer to foreclosed assets.

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

	March 31, 2023			December 31, 2022
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$184,676	$184,676	1	$168,520	$168,520	1
Held-to-maturity securities	200,427	179,853	2	202,495	177,765	2
Mortgage loans held for sale	6,099	6,099	2	4,811	4,811	2
Loans, net of allowance for credit losses	4,569,328	4,440,904	3	4,506,836	4,391,084	3
Interest receivable	17,484	17,484	3	19,107	19,107	3
Investment in FHLBank stock and other assets	27,658	27,658	3	30,814	30,814	3

Financial liabilities
Deposits	4,799,107	4,784,469	3	4,684,910	4,672,913	3
Short-term borrowings	226,364	226,364	3	266,426	266,426	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,356	70,500	2	74,281	72,000	2
Interest payable	4,671	4,671	3	3,010	3,010	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	67	67	3	73	73	3
Lines of credit	—	—	3	—	—	3

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

At March 31, 2023, the Company had seven interest rate swaps and one interest rate cap totaling $111.1 million in notional amount with commercial customers, and seven interest rate swaps and one interest rate cap with the same aggregate notional amount with third parties related to its program. In addition, the Company has one participation loan purchased totaling $8.8 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2022, the Company had six interest rate swaps and one interest rate cap totaling $107.0 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. In addition, at December 31, 2022, the Company had one participation loan purchased totaling $8.8 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended March 31, 2023 and 2022, the Company recognized net losses of $291,000 and net gains of $152,000, respectively, in non-interest income related to changes in the fair value of these swaps.

Fair Value Hedges

Interest Rate Swaps. As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in February 2023, the Company entered into interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of certain of its fixed rate brokered deposits. The total notional amount of the swaps was $95 million with a termination date of February 28, 2025. Under the terms of the swaps, the Company receives a fixed rate of interest of 4.65% and pays a floating rate of interest equal to USD-SOFR-COMPOUND plus a spread. The floating rate resets monthly and net settlements of interest due to/from the counterparty also occurs monthly. To the extent that the fixed rate of interest exceeds USD-SOFR-COMPOUND plus the spread, the Company receives net interest settlements which are recorded as a reduction of deposit interest expense. If USD-SOFR-COMPOUND plus the spread exceeds the fixed rate of interest, the Company is required to pay net settlements to the counterparty and record those net payments as interest expense on deposits.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At March 31, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company receives a fixed rate of interest of 1.6725% and pays a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The floating rate of interest was 4.66943% as of March 31, 2023. To the extend the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. On April 1, 2023, the floating rate of interest reset to 4.85771%.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. At March 31, 2023, the USD-Prime rate was 8.00% and the one-month USD-SOFR OIS rate was 4.62101%.

The Company recorded loan interest income of $2.0 million on the terminated interest rate swap during each of the three months ended March 31, 2023 and 2022. The Company recorded negative loan interest income of $2.2 million and loan interest income of $370,000, related to the March 2022 interest rate swap during the three months ended March 31, 2023 and March 31, 2022, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three-months ended March 31, 2023 and 2022, the Company recognized no non-interest income related to changes in the fair value of these derivatives. At March 31, 2023, the Company expected to have an amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2023	2022

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swap	Accrued expenses and other liabilities	$22,557	$31,277

Total derivatives designated as hedging instruments		$22,557	$31,277

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$9,992	$11,061

Total derivatives not designated as hedging instruments		$9,992	$11,061

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$8,912	$10,820

Total derivatives not designated as hedging instruments		$8,912	$10,820

The following table presents the effect of cash flow hedge accounting through accumulated other comprehensive income on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2023	2022

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,546)	$(1,547)
Active interest rate swaps, net of income taxes	6,575	(3,083)
	$5,029	$(4,630)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended March 31,
Cash Flow Hedges	2023		2022
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$71,463	$—	$46,673	$—
Total Interest Expense	—	18,271	—	3,407
	$71,463	$18,271	$46,673	$3,407

Terminated interest rate swap	$2,003	$—	$2,003	$—
Active interest rate swaps	(2,154)	—	370	—
	$(151)	$—	$2,373	$—

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

At March 31, 2023, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and an active interest rate swap to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $183,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At March 31, 2023, the Company had given cash collateral to one derivative counterparty of $14.6 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $9.0 million for commercial lending swaps, collateral from the counterparty of $894,000 for swaps related to brokered deposits and collateral from the Company of $23.3 million for interest rate swaps related to variable rate loans.

At December 31, 2022, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $242,000. Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $20.7 million to the derivative counterparty.

If the Company had breached any of these provisions at March 31, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, and labor shortages might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) the remaining effects of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic; (iv) fluctuations in interest rates and the effects of inflation, a potential recession or slower economic growth caused by changes in energy prices or supply chain disruptions; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (vi) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (vii) the Company’s ability to access cost-effective funding and maintain sufficient liquidity; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (x) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xi) legislative or regulatory changes that adversely affect the Company’s business; (xii) changes in accounting policies and practices or accounting standards; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR and potential replacement indexes; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Allowance for Credit Losses and Valuation of Foreclosed Assets

The Company believes that the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated credit losses. The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified loans with a balance greater than or equal to $100,000, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2023, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2023, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market from Fifth Third Bank. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At March 31, 2023, the amortizable intangible assets included the arena naming rights of $5.3 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

For purposes of testing goodwill for impairment, the Company uses a market approach to value its reporting unit. The market approach applies a market multiple, based on observed purchase transactions for each reporting unit, to the metrics appropriate for the valuation of the operating unit. Significant judgment is applied when goodwill is assessed for impairment. This judgment may include developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables and incorporating general economic and market conditions.

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of March 31, 2023. While management believes no impairment existed at March 31, 2023, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2023	2022

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	—	53
Arena Naming Rights (April 2022)	5,306	5,364
Goodwill – Branch acquisitions	5,306	5,417
	$10,702	$10,813

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively affect the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020, which severely affected tourism, labor markets, business travel, immigration and the global supply chain among other areas. The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sporting events, retail shops, personal services, and more. The pandemic has not been disruptive to the U.S. and global economies for several months now, with governments, households and businesses increasingly adept at making adjustments for the virus.

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

Total fiscal support to the economy throughout the pandemic, including the CARES Act, the American Rescue Plan of 2021, and several smaller fiscal packages, totaled well over $5 trillion. The amount of this support was equal to almost 25% of pre-pandemic 2019 GDP and approximately three times that provided during the global financial crisis of 2007-2008.

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

The Federal Reserve continues to aggressively tighten monetary policy by increasing rates and allowing its balance sheet to shrink through quantitative tightening. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.38 trillion in fiscal 2022, and is expected to be $1.4 trillion in fiscal 2023. The publicly traded debt-to-GDP ratio is near 95%, up from 80% prior to the pandemic and 35% prior to the global financial crisis. Lawmakers were appropriately not focused on deficits during the pandemic, but as the pandemic fades, addressing the fragile fiscal situation becomes critical. Real gross domestic product (GDP) increased at an annual rate of 2.9% in the fourth quarter of 2022 according to the “advance” estimate released by the Bureau of Economic Analysis. In the third quarter of 2022, real GDP increased 3.2%. The fourth quarter 2022 increase primarily reflected increases in inventory investment and consumer spending that were partly offset by a decrease in housing investment.

Prompting the Fed to take such a hawkish policy stance is the painfully high inflation, resulting largely from pandemic-related disruptions to global supply chains and labor markets, and Russia’s invasion of Ukraine, which pushed up oil and other commodity prices. Adding to the pressure to act is the resilient growth in jobs, low unemployment in the mid-3s (consistent with full employment), and overly strong wage growth. The unemployment rate returned to its post-pandemic low of 3.5%, and it did so even as the labor force expanded by 439,000 and the participation rate edged higher to 62.3%. The unemployment rate was down or unchanged across most major demographic groups. However, the least educated workers saw an increase in joblessness from 4.4% to 5%. The Fed increased the fed funds rate by 50 basis points at the December 2022 meeting of the Federal Open Market Committee and 25 basis points in each of February 2023 and March 2023. This brings the funds rate target to 5.00%. The Fed also continues to allow the assets on its balance sheet, including more than $8.3 trillion remaining in Treasury and mortgage-backed securities, to mature and prepay.

The Inflation Reduction Act was enacted in August 2022, which raises nearly $750 billion over the next decade through higher taxes on large corporations and wealthy individuals and lower Medicare prescription drug costs, to pay for nearly $450 billion in tax credits and deductions and additional government spending to address climate change and lower health insurance premiums for Americans who benefit from the Affordable Care Act. The remaining more than $300 billion goes to reducing future budget deficits.

In April 2023, global oil prices hovered near $80 per barrel. This reflects the graceful implementation of the European Union’s sanctions on Russian oil and a price cap on Russian oil imposed by Western nations led by the U.S. Chinese oil demand has picked up with its economy, but there has been enough supply, at least so far. The estimated long-run equilibrium price of oil is near $70 per barrel.

Ten-year Treasury yields have fallen back to near 3.5% given the angst created by recent bank failures and global investors’ flight to quality. Yields are consistent with Moody’s Analytics’ estimate of nominal potential GDP growth of 4% (2% long-run inflation plus 2% real potential GDP growth). Moody’s expects yields to hover near 4% for the foreseeable future.

Employment

The national unemployment rate remained unchanged at 3.5% in March 2023. The number of unemployed individuals increased slightly to 5.8 million in March 2023. Both measures have shown little net movement since early 2022. Total employment increased by 236,000 in March 2023, compared with the average monthly gain of 334,000 over the prior 6 months. In March 2023, employment continued to trend up in leisure and hospitality, government, professional and business services, and health care. Unemployment levels have recovered to pre-pandemic levels as of February 2020 when the unemployment rate registered at 3.5% and there were 5.8 million unemployed individuals.

Job cuts occurred in technology, warehousing and storage, building material, garden equipment, supplies dealers, furniture, home furnishings, electronics, and appliance retailers.

As of March 2023, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained little changed at 62.6%. Based on March 2023 information, the unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 3.6% in March 2022 to 3.4% in March 2023. Unemployment rates for March 2023 in the states where the Company has a branch or a loan production office were Arizona at 3.5%, Arkansas at 3.0%, Colorado at 2.8%, Georgia at 3.1%, Illinois at 4.4%, Iowa at 2.8%, Kansas at 2.9%, Minnesota at 2.8%, Missouri at 2.5%, Nebraska at 2.1%, North Carolina at 3.5%, Oklahoma at 3.0%, and Texas at 4.0%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 3.5% for March 2023, with the major outlier being Chicago at 4.4%.

Single Family Housing

Sales of new single-family houses in March 2023 were at a seasonally adjusted annual rate of 683,000, according to the estimates released jointly by the U.S. Census Bureau and Department of Housing and Urban Development. This is 9.6% above the revised February 2023 rate of 623,000 but is 3.4% below the March 2022 estimate of 707,000.

The median sales price of new houses sold in March 2023 was $449,800, up from $435,900 in March 2022. The average sales price in March 2023 of $511,800 was up from $540,000 in March 2022. The seasonally‐adjusted estimate of new houses for sale at the end of March was 432,000. This represents a supply of 7.6 months at the current sales rate.

National existing-home sales fell 2.4% in March 2023 to a seasonally adjusted annual rate of 4.44 million. Year-over-year, sales waned 22.0% (down from 5.69 million in March 2022). Existing–home sales in the Midwest retracted 5.5% from Febraury 2023 to an annual rate of 1.03 million in March 2023, falling 17.6% from the previous year.

The median existing-home sales price nationally as of March 2023 was $375,700, a decline of 0.9% from March 2022 ($379,300). The median price in the Midwest was $273,400, up 1.7% from March 2022.

Nationally, properties on average remained on the market for 29 days in March 2023, down from 34 days in February 2023 but up from 17 days in March 2022. Sixty-five percent of homes sold in March 2023 were on the market for less than a month.

Unsold inventory sits at a 2.6-month supply at the current sales pace for March 2023, unchanged from February 2023 but up from 2.0 months in March 2022.

Once overall consumer price inflation calms and rents decelerate from robust apartment construction, the Federal Reserve’s monetary policy may shift from tightening to neutral to possibly loosening over the next 12 months.

First-time homebuyers accounted for 28% of sales in March 2023, up from 27% in February 2023 but down from 30% in March 2022.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.27% as of April 13, 2023 which is down from 6.28% from the prior week but up from 5% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

The multi-family trend of supply outpacing demand continued for the sixth quarter in a row to start off 2023. Net absorption rebounded into positive territory after turning negative at the end of 2022, with 42,000 units absorbed. However, with 109,000 new units delivered during the first quarter of 2023, rent growth nationally decelerated once again, going from 3.8% at the end of 2022 to 2.2% at March 2023.

Midwest and Northeast markets fared the best over the past 12 months, with rent growth down marginally. Sun Belt markets have seen significant pull back in rents over the past 12 months. Phoenix has gone from rent growth rates of 17% to -1.9%. The downward movement of rents nationally is expected to continue for the rest of 2023, as the risk of recession hangs over the economy and many markets are experiencing oversupply conditions.

The supply/demand imbalance has pushed the national vacancy rate up 200 basis points from an all-time low of 4.7% in the third quarter of 2021 to 6.7% as of March 31, 2023. CoStar’s current forecast is for the national vacancy rate to finish this year in the mid 7% range, which would be 100 basis points higher than pre-pandemic levels. As indicated above, absorption in the first quarter of 2023 registered just 42,000 units, which is well below the five-year pre-pandemic average of 82,000. Tempering of multi-family demand has come from higher costs due to elevated inflation. Significant rent increases in 2021 and 2022 also are forcing some renter households to find alternative housing situations, such as returning home to their parents or finding a roommate. Plus, economic uncertainty continues to hold back household formation, which is dampening middle market demand.

When demand in the multi-family market spiked in the first year of the pandemic, developers accelerated plans for new projects. Now two years later, a good number of those developments are set to deliver in 2023. The national forecast sits at 519,000 new units to be delivered in 2023, the most new supply to hit the market since the mid-1980s.

The rising interest rate environment, combined with a pullback in construction lending, has led some developers nationwide to not move forward on proposed projects. With fewer projects moving forward, there could be a meaningful pause in deliveries towards the end of 2024 and into 2025. This pause would be very helpful in allowing many overbuilt Sun Belt markets to soak up the current supply overhang and return to equilibrium quicker.

Multi-family continued to be the most sought-after asset type in 2022 despite a pullback in transaction activity. On the heels of a record-breaking 2021, sales decreased to $227 billion, representing the second-best year on record. However, this activity occurred primarily in the first half of 2022 with the second half of 2022 weakening, posting a 25% decline over the prior six months.

As of March 31, 2023, national multi-family market vacancy rates increased to 6.7%. Our market areas reflected the following apartment vacancy levels as of March 2023: Springfield, Missouri at 3.7%, St. Louis at 8.9%, Kansas City at 7.8%, Minneapolis at 7.3%, Tulsa, Oklahoma at 8.2%, Dallas-Fort Worth at 8.7%, Chicago at 5.6%, Atlanta at 9.6%, Phoenix at 9.1%, Denver at 7.4% and Charlotte, North Carolina at 9.4%.

Demand for office market space continues its decline. Tenants gave back another 20 million square feet during the first quarter, bringing total net absorption since the end of 2019 to a staggering -140 million square feet. This propelled vacancy to a record 12.9%, eclipsing its peak from the Great Recession. There is every indication that vacancies will continue to rise, especially with 60 million square feet of new supply—the most in a calendar year since 2009—projected to come online by the end of 2023.

As of March 31, 2023, national office vacancy rates increased to 12.8% from 12.7% as of December 31, 2022, while our market areas reflected the following vacancy levels at March 31, 2023: Springfield, Missouri at 4.2%, St. Louis at 10.2%, Kansas City at 11.6%, Minneapolis at 11.0%, Tulsa, Oklahoma at 11.8%, Dallas-Fort Worth at 18.0%, Chicago at 15.4%, Atlanta at 14.1%, Denver at 14.8%, Phoenix at 15.2% and Charlotte, North Carolina at 12.6%.

U.S. retail tenants signed for over 230 million square feet (SF) of retail space in 2022, which was the second-highest total for any year since 2017. At the same time, tenants closed just 20 million SF of retail space during 2022, which was the lowest total recorded since before the Great Recession and a fraction of the prior five-year average for retail space closed of 114.6 million SF. The combination of strong leasing volumes and the significant reduction in move-outs drove net absorption to its highest level in six years in 2022, at 74 million SF.

Fundamental tightening and rising retail sales pushed retail asking rents upward at their fastest clip in over a decade in 2022 at 4.1%, with average triple net asking rents across the U.S. finishing the year at a record high of $24.00/SF. However, growth has slowed in each of the past two quarters and is forecast to decelerate further over the coming quarters, while above-average inflation is expected to continue to weigh on the real rate of rent growth, keeping it below historical norms for the foreseeable future.

During the first quarter of 2023, national retail vacancy rates remained steady at 4.2% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.4%, St. Louis at 5.0%, Kansas City at 4.2%, Minneapolis at 3.1%, Tulsa, Oklahoma at 3.0%, Dallas-Fort Worth at 4.6%, Chicago at 5.4%, Atlanta at 3.7%, Phoenix at 5.0%, Denver at 4.1%, and Charlotte, North Carolina at 3.2%.

U.S. industrial market performance is slowing down heading into mid-2023. While the national vacancy rate is expected to remain below its 20-year average of 7.3%, the next six to 12 months could still prove to be one of the more challenging periods for the market over the next five years.

Oncoming new supply is all but certain to push the national vacancy rate up during 2023. CoStar is tracking 619 million SF of projects under construction, most of which are unleased and set to be completed in 2023. The national vacancy rate has already begun to inch up in recent quarters and rent growth is slowing from the peak of 3% quarterly growth reached in mid-2022. Further deceleration in rent growth seems unavoidable in 2023, given that landlords will be contending with a record amount of speculative development, at a time when 2022’s sharp interest rate increases will likely still be weighing on the macro economy.

At March 31, 2023, national industrial vacancy rates increased to 4.5% from 4.2% as of December 31, 2022. Our market areas reflected the following vacancy levels: Springfield, Missouri at 1.2%, St. Louis at 4.4%, Kansas City at 3.8%, Minneapolis at 2.9%, Tulsa, Oklahoma at 4.0%, Dallas-Fort Worth at 6.4%, Chicago at 4.0%, Atlanta at 4.3%, Phoenix at 4.1%, Denver at 6.7% and Charlotte, North Carolina at 4.8%.

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

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depends primarily on its net interest income, as well as provisions for credit losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Great Southern’s total assets increased $88.0 million, or 1.5%, from $5.68 billion at December 31, 2022, to $5.77 billion at March 31, 2023. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at March 31, 2023 and December 31, 2022.”

Loans. Net outstanding loans increased $62.5 million, or 1.4%, from $4.51 billion at December 31, 2022, to $4.57 billion at March 31, 2023. The increase was primarily in other residential (multi-family) loans and commercial real estate loans. These increases were partially offset by a decrease in construction loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family), commercial real estate and one- to four family residential real estate, and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, Phoenix and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both March 31, 2023 and December 31, 2022, 0.2% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination and an estimated 0.2% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

The Company continues its preparation for discontinuation of use of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements used by the Company, but by far the most significant area impacted by LIBOR is related to commercial and residential mortgage loans. Certain LIBOR rates are no longer published and it is expected that all LIBOR rates will be discontinued as reference rates by June 30, 2023. Other interest rates used globally could be discontinued for similar reasons.

The Company has been regularly monitoring its portfolio of loans tied to LIBOR since 2019, with specific groups of loans identified. The Company implemented LIBOR fallback language for all commercial loan transactions near the end of 2018, with such language utilized for all commercial loan originations and renewals/modifications since that time. The Company is monitoring the remaining group of loans that were originated prior to the fourth quarter of 2018, and have not been renewed or modified since that time. At March 31, 2023, this represented approximately 23 commercial loans totaling approximately $21 million; however, only 14 of those loans, totaling $860 thousand, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $351 million at March 31, 2023), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. The vast majority of the loan portfolio tied to LIBOR now includes LIBOR replacement language that identifies “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is substantially similar to the previous LIBOR-based rate.

Available-for-sale Securities. In the three months ended March 31, 2023, available-for-sale securities increased $2.7 million, or 0.6%, from $490.6 million at December 31, 2022, to $493.3 million at March 31, 2023.

Held-to-maturity Securities. In the three months ended March 31, 2023, held-to-maturity securities decreased $2.1 million, or 1.0%, from $202.5 million at December 31, 2022, to $200.4 million at March 31, 2023.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2023, total deposit balances increased $114.2 million, or 2.4%. Compared to December 31, 2022, transaction account balances decreased $26.3 million, or 0.8%, to $3.23 billion at March 31, 2023, while retail certificates of deposit increased $14.9 million, or 1.5%, to $1.04 billion at March 31, 2023. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts and various NOW accounts, as small businesses and individuals appear to be drawing down their balances to pay for goods and services, or are seeking a higher-yielding alternative. Retail time deposits increased due to an increase in retail certificates generated through the banking center network, partially offset by decreases in national time deposits initiated through internet channels. Time deposits initiated through internet channels are no longer a significant part of the Company’s total deposits. Brokered deposits, including IntraFi program purchased funds, were $537.0 million and $411.5 million at March 31, 2023 and December 31, 2022, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three Months Ended March 31, 2023 and 2022 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $106.1 million from $176.8 million at December 31, 2022 to $70.7 million at March 31, 2023. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. The Company’s FHLBank term advances were $-0- at both March 31, 2023 and December 31, 2022. At March 31, 2023 there were $154.5 million in overnight borrowings from the FHLBank, which are included in short term borrowings. At December 31, 2022 there were $88.5 million in overnight borrowings from the FHLBank.

Short term borrowings and other interest-bearing liabilities increased $66.1 million from $89.6 million at December 31, 2022 to $155.7 million at March 31, 2023. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR/SOFR, three-month LIBOR or the “prime rate” and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk”).

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25% and 0.25% in February and March 2023, respectively. At March 31, 2023 the Federal Funds rate was 5.00%. Financial markets expect the possibility of further increases in Federal Funds interest rates in the first half of 2023, with 0.25-0.50% of additional cumulative rate hikes currently anticipated. A substantial portion of Great Southern’s loan portfolio ($868.8 million at March 31, 2023) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2023. Of these loans, $868.5 million had interest rate floors. Great Southern’s loan portfolio also includes loans ($693.4 million at March 31, 2023) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after March 31, 2023. Of these loans, $693.4 million had interest rate floors. Great Southern also has a portfolio of loans ($738.6 million at March 31, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $725.8 million had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at March 31, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $6.7 million had interest rate floors at various rates. At March 31, 2023, nearly all of these LIBOR/SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index, SOFR indices or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our LIBOR-based, SOFR-based and prime-based loans.

As of March 31, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon.

In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR interest rates, SOFR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates, SOFR interest rates and “prime” interest rates. In the subsequent months, we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This has resulted in increasing loan yields and expansion of our net interest income and net interest margin. In 2023, market interest rate increases have moderated and loan yield increases have also moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three Months Ended March 31, 2023 and 2022.”

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

Business Initiatives

In January 2023, a high-transaction-volume banking center located at 1615 West Sunshine Street in Springfield, Missouri, was razed to make way for a new Express Center, which will use only interactive teller machine (ITM) technology to serve customers. The modern four-lane drive-up center is expected to open during the third quarter of 2023 and will be the first-of-its-kind in the Springfield market. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the penny. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.

A leased banking center office at 1232 S. Rangeline Road in Joplin, Missouri, was consolidated into a nearby office at 2801 E. 32nd Street. The leased office was closed at the end of the business day on March 17, 2023, leaving one banking center serving the Joplin market.

During 2023, the Great Southern team is preparing to convert to a new core banking platform and ancillary systems, delivered by a third party vendor. This upgrade in the operational platform is expected to provide new and advanced tools and access to more meaningful information to better serve customers. The migration to the new system is expected to occur in mid-2024. As significant preliminary work was completed in 2022 and early 2023, it was determined to extend the conversion timeline from third quarter 2023 to allow for further system testing related to some of our more highly-customized applications and products and to accommodate certain functionality enhancements to the platform.

The Company announced that its 2023 Annual Meeting of Stockholders, to be held at 10 a.m. Central Time on May 10, 2023, will be a virtual meeting over the internet and will not be held at a physical location. Stockholders will be able to attend the Annual Meeting via a live webcast. Holders of record of Great Southern Bancorp, Inc. common stock at the close of business on the record date, March 1, 2023, may vote during the live webcast of the Annual Meeting or by proxy. Please see the Company’s Notice of Annual Meeting and Proxy Statement available on the Company’s website, www.GreatSouthernBank.com, (click “About” then “Investor Relations”) for additional information about the virtual meeting.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

During the three months ended March 31, 2023, the Company’s total assets increased by $88.0 million to $5.77 billion. The increase was primarily in loans and interest-bearing deposits in other financial institutions.

Cash and cash equivalents were $184.7 million at March 31, 2023, an increase of $16.2 million, or 9.6%, from $168.5 million at December 31, 2022.

The Company’s available-for-sale securities increased $2.7 million, or 0.6%, compared to December 31, 2022. The increase was primarily due to an increase in the market value of these available-for-sale securities, partially offset by normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 8.6% of total assets at both March 31, 2023 and December 31, 2022.

Held-to-maturity securities were $200.4 million at March 31, 2023, a decrease of $2.1 million, or 1.0%, from $202.5 million at December 31, 2022. The held-to-maturity securities portfolio was 3.5% and 3.6% of total assets at March 31, 2023 and December 31, 2022, respectively.

Net loans increased $62.5 million from December 31, 2022, to $4.57 billion at March 31, 2023. This increase was primarily in other residential (multi-family) loans ($104 million increase) and commercial real estate loans ($30 million increase). These increases were partially offset by a decrease in commercial construction loans ($61 million decrease). Loan origination volume in the three months ended March 31, 2023 significantly decreased compared to the origination volume that occurred in 2021 and most of 2022; however, the pace of loan payoffs prior to maturity has slowed in the latter half of 2022 and into 2023 due to the significant increase in market rates of interest.

Total liabilities increased $65.6 million, from $5.15 billion at December 31, 2022 to $5.21 billion at March 31, 2023, primarily due to increases in brokered deposits and short-term borrowings from FHLBank. This was partially offset by a reduction in non-interest bearing checking accounts and national time deposits initiated through internet channels. Time deposits initiated through internet channels experienced a planned decrease as part of the Company’s balance sheet management between funding sources. In addition, securities sold under reverse repurchase agreements decreased $106 million in the three months ended March 31, 2023.

Total deposits increased $114.2 million, or 2.4%, to $4.80 billion at March 31, 2023. Transaction account balances decreased $26.3 million, from $3.25 billion at December 31, 2022 to $3.23 billion at March 31, 2023. Retail certificates of deposit increased $14.9 million compared to December 31, 2022, to $1.04 billion at March 31, 2023. Total interest-bearing checking accounts increased $45.8 million while non-interest-bearing checking accounts decreased $72.1 million. Customer retail time deposits initiated through our banking center network increased $36.7 million and time deposits initiated through our national internet network decreased $19.8 million. The increase in customer retail time deposits initiated through the banking center network was primarily due to targeted promotions that started in late June 2022 and continued from time to time into the first three months of 2023. Brokered deposits increased $125.5 million to $537.0 million at March 31, 2023, compared to $411.5 million at December 31, 2022. Brokered deposits were utilized to fund growth in outstanding loans and to offset reductions in balances in other deposit categories. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so.

The Company’s term Federal Home Loan Bank advances were $-0- at both March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022 there were overnight borrowings from the FHLBank, which are included in the short term borrowings category.

Securities sold under reverse repurchase agreements with customers decreased $106.1 million from $176.8 million at December 31, 2022 to $70.7 million at March 31, 2023. These balances fluctuate over time based on customer demand for this product. In March

2023, some customers elected to move funds from these repurchase accounts into other types of deposit accounts that included deposit insurance coverage through the IntraFi deposit program.

Short-term borrowings and other interest-bearing liabilities increased $66.1 million from $89.6 million at December 31, 2022 to $155.7 million at March 31, 2023. At March 31, 2023, $154.5 million of this total was overnight borrowings from the FHLBank, which was used to fund increases in outstanding loans.

Total stockholders’ equity increased $22.4 million, from $533.1 million at December 31, 2022 to $555.5 million at March 31, 2023. Accumulated other comprehensive loss decreased $11.9 million during the three months ended March 31, 2023, primarily due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of decreased market interest rates. Stockholders’equity also increased due to net income of $20.5 million for the three months ended March 31, 2023 and a $470,000 increase in stockholders’ equity due to stock option exercises. Partially offsetting these increases were repurchases of the Company’s common stock totaling $5.6 million and dividends declared on common stock of $4.9 million.

Results of Operations and Comparison for the Three Months Ended March 31, 2023 and 2022

General

Net income was $20.5 million for the three months ended March 31, 2023 compared to $17.0 million for the three months ended March 31, 2022. This increase of $3.5 million, or 20.4%, was primarily due to an increase in net interest income of $9.9 million, or 22.9%, partially offset by an increase in non-interest expense of $3.2 million, or 10.2%, a decrease in non-interest income of $1.3 million, or 14.0%, an increase in income tax expense of $1.1 million, or 25.3%, and an increase in provision for credit losses on loans and unfunded commitments of $867,000, or 449.2%.

Total Interest Income

Total interest income increased $24.8 million, or 53.1%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was due to a $22.4 million increase in interest income on loans and a $2.4 million increase in interest income on investment securities and other interest-earning assets. Interest income from loans, investment securities and other interest-earning assets increased during the three months ended March 31, 2023 compared to the same period in 2022 due to higher average balances and higher average rates of interest.

Interest Income – Loans

During the three months ended March 31, 2023 compared to the three months ended March 31, 2022, interest income on loans increased $16.9 million due to higher average interest rates on loans. The average yield on loans increased from 4.23% during the three months ended March 31, 2022, to 5.76% during the three months ended March 31, 2023. This increase was primarily due to the repricing of floating rate loans in the second half of 2022 and into 2023 as market interest rates increased significantly. Interest income on loans also increased $5.5 million as the result of higher average loan balances, which increased from $4.13 billion during the three months ended March 31, 2022, to $4.61 billion during the three months ended March 31, 2023. The Company continued to originate loans at a pace similar to prior periods through the first nine months of 2022, and overall loan repayments slowed in 2022 and 2023 compared to the level of repayments in 2021.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million notional interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended March 31, 2023 and 2022. At March 31, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate of interest exceeds one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income. If one-month USD-LIBOR exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. The Company recorded a reduction in loan interest income related to this swap transaction of $2.2 million in the three months ended March 31, 2023 and loan interest income related to this swap transaction of $370,000 in the three months ended March 31, 2022. At April 1, 2023, the one-month USD-LIBOR rate on this interest rate swap was 4.85771%.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. At March 31, 2023, the USD-Prime rate was 8.00% and the one-month USD-SOFR OIS rate was 4.62101%.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $1.6 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Interest income increased $1.2 million as a result of an increase in average balances from $534.0 million during the three months ended March 31, 2022, to $706.9 million during the three months ended March 31, 2023. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years, which fits with the Company’s current asset/liability management strategies. Interest income increased $400,000 as a result of higher average interest rates from 2.59% during the three months ended March 31, 2022, to 2.87% during the three month period ended March 31, 2023.

Interest income on other interest-earning assets increased $823,000 in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Interest income increased $850,000 as a result of higher average interest rates from 0.18% during the three months ended March 31, 2022, to 4.51% during the three months ended March 31, 2023. Partially offsetting that increase, interest income decreased $27,000 as a result of a decrease in average balances from $458.6 million during the three months ended March 31, 2022, to $91.8 million during the three months ended March 31, 2023. The increase in the average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased multiple times in 2022 and 2023 in conjunction with the increase in the Federal Funds target interest rate. The decrease in average balances was due to utilization of these funds in loan originations and securities purchases.

Total Interest Expense

Total interest expense increased $14.9 million, or 436.3%, during the three months ended March 31, 2023, when compared with the three months ended March 31, 2022, due to an increase in interest expense on deposits of $12.5 million, or 574.2%, an increase in interest expense on short-term borrowings of $1.8 million, an increase in interest expense on securities sold under reverse repurchase agreements of $332,000, or 3320.0%, an increase in interest expense on subordinated debentures issued to capital trusts of $275,000, or 233.1%, and an increase in interest expense on subordinated notes of $1,000, or 0.1%.

Interest Expense – Deposits

Interest expense on demand and savings deposits increased $3.6 million due to average rates of interest that increased from 0.13% in the three months ended March 31, 2022 to 0.81% in the three months ended March 31, 2023. Interest rates paid on demand deposits were higher in the 2023 period due to significant increases in overall market rates. Partially offsetting this increase, interest expense on demand deposits decreased $57,000, due to a decrease in average balances from $2.38 billion during the three months ended March 31, 2022 to $2.18 billion during the three months ended March 31, 2023. The Company experienced decreased balances in various types of money market accounts, certain types of NOW accounts and IntraFi Network Reciprocal Deposits.

Interest expense on time deposits increased $3.7 million as a result of an increase in average rates of interest from 0.56% during the three months ended March 31, 2022, to 2.07% during the three months ended March 31, 2023. Interest expense on time deposits increased $247,000 due to an increase in average balances of time deposits from $863.7 million during the three months ended March 31, 2022 to $1.02 billion in the three months ended March 31, 2023. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates throughout 2022 and targeted promotions during the latter half of 2022 and the first three months of 2023.

Interest expense on brokered deposits increased $3.3 million, due to an increase in average balances from $67.4 million during the three months ended March 31, 2022 to $456.8 million during the three months ended March 31, 2023. Interest expense on brokered deposits increased $1.6 million due to average rates of interest that increased from 1.17% in the three months ended March 31, 2022 to 4.53% in the three months ended March 31, 2023. Brokered deposits added during the three months ended March 31, 2023 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three months ended March 31, 2023 and 2022.

Interest expense on reverse repurchase agreements increased $330,000 due to higher average interest rates during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The average rate of interest was 0.94% for the three months ended March 31, 2023 compared to 0.03% for the three months ended March 31, 2022. The average balance of repurchase agreements increased $18.7 million from $128.3 million in the three months ended March 31, 2022 to $147.0 million in the three months ended March 31, 2023, which was due to changes in customers’ desire for this product, which can fluctuate.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $1.1 million during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 due to higher average rates of interest. The average rate of interest was 4.75% for the three months ended March 31, 2023, compared to 0.08% for the three months ended March 31, 2022. Short-term market interest rates increased sharply throughout 2022 and into 2023. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $722,000 during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $148.2 million from $3.6 million in the three months ended March 31, 2022 to $151.8 million in the three months ended March 31, 2023, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank.

During the three months ended March 31, 2023, compared to the three months ended March 31, 2022, interest expense on subordinated debentures issued to capital trusts increased $275,000 due to higher average interest rates. The average interest rate was 6.18% in the three months ended March 31, 2023 compared to 1.86% in the three months ended March 31, 2022. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 6.41% at March 31, 2023. There was no change in the average balance of the subordinated debentures between the 2022 and 2023 periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. During the three months ended March 31, 2023, compared to the three months ended March 31, 2022, interest expense on subordinated notes increased $1,000.

Net Interest Income

Net interest income for the three months ended March 31, 2023 increased $9.9 million to $53.2 million compared to $43.3 million for the three months ended March 31, 2022. Net interest margin was 3.99% in the three months ended March 31, 2023, compared to 3.43% in the three months ended March 31, 2022, an increase of 56 basis points, or 16.3%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings and subordinated debentures issued to capital trust.

The Company’s overall average interest rate spread increased 22 basis points, or 6.6%, from 3.31% during the three months ended March 31, 2022 to 3.53% during the three months ended March 31, 2023. The increase was due to a 166 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 144 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 153 basis points, the yield on investment securities increased 28 basis points and the yield on other interest-earning assets increased 433 basis points. The rate paid on deposits increased 135 basis points, the rate paid on reverse repurchase agreements increased 91 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 467 basis points the rate paid on subordinated debentures issued to capital trusts increased 432 basis points.

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

Continued challenging or worsening economic conditions from COVID-19 and subsequent variant outbreaks or similar events, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to identify and limit future losses, such as a watch list of problem loans and potential problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are collateral-dependent, evaluates risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

During the three months ended March 31, 2023, the Company recorded provision expense of $1.5 million on its portfolio of outstanding loans. During the three months ended March 31, 2022, the Company did not record a provision expense on its portfolio of outstanding loans. The provision recorded during the three months ended March 31, 2023 was primarily due to increases in outstanding loan balances, combined with a modestly worsening economic forecast. In the three months ended March 31, 2023 and 2022, the Company experienced net recoveries of $7,000 and $43,000, respectively. The provision for losses on unfunded commitments for the three months ended March 31, 2023 and March 31, 2022 was a negative provision of $826,000 and $193,000, respectively. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contribute to the level of provisions and charge-offs.

The Bank’s allowance for credit losses as a percentage of total loans was 1.40% and 1.39% at March 31, 2023 and December 31, 2022, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2023, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to continue or deteriorate, or if management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At March 31, 2023, non-performing assets were $3.0 million, a decrease of $693,000 from $3.7 million at December 31, 2022. Non-performing assets as a percentage of total assets were 0.05% at March 31, 2023, compared to 0.07% at December 31, 2022.

Compared to December 31, 2022, non-performing loans decreased $688,000, to $3.0 million at March 31, 2023, and foreclosed and repossessed assets decreased $5,000, to $45,000 at March 31, 2023. The majority of the decrease in non-performing loans was in the commercial business loans category, which decreased $570,000 from December 31, 2022.

Non-performing Loans. Activity in the non-performing loans category during the three months ended March 31, 2023 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	March 31

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	—	—	—	—	—	—	384
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	—	—	—	—	(30)	(67)	625
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	1,579	38	—	—	—	—	(91)	1,526
Commercial business	586	16	—	—	—	—	(586)	16
Consumer	399	89	—	—	—	(23)	(34)	431
Total non-performing loans	$3,670	$143	$—	$—	$—	$(53)	$(778)	$2,982

FDIC-assisted acquired loans included above	$428	$—	$—	$—	$—	$(31)	$(50)	$347

At March 31, 2023, the non-performing commercial real estate category included three loans, none of which were added during the current period. The largest relationship in the category, which totaled $1.3 million, or 82.8% of the total category, was transferred from potential problem loans during 2021, and is collateralized by a mixed-use commercial retail building. Although considered non-performing, periodic payments have been received on this relationship. The non-performing one- to four-family residential category included 20 loans, none of which were added during the current period. The largest relationship in the category totaled $155,000, or 24.8% of the category. The non-performing land development category consisted of one loan added during 2021, which totaled $384,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing commercial business category consisted of one loan, which was added during the current period. The balance in this category was reduced by $586,000 due to the repayment in full of the one existing relationship at the beginning of the current period. The non-performing consumer category included 21 loans, five of which were added during the current period.

Potential Problem Loans. Compared to December 31, 2022, potential problem loans decreased $961,000, or 60.9%, to $617,000 at March 31, 2023. The decrease during the period was primarily due to multiple loans totaling $1.0 million that were upgraded to a satisfactory risk rating, $117,000 in loan payments and $12,000 in charge offs, partially offset by $174,000 in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans categories during the three months ended March 31, 2023, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	March 31

(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,348	167	(939)	—	—	—	(86)	490
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Consumer	230	7	(64)	(3)	—	(12)	(31)	127
Total potential problem loans	$1,578	$174	$(1,003)	$(3)	$—	$(12)	$(117)	$617

FDIC-assisted acquired loans included above	$743	$—	$(562)	$—	$—	$—	$(1)	$180

At March 31, 2023, the one- to four-family residential category of potential problem loans included five loans, two of which were added during the current period. The largest relationship in this category totaled $143,000, or 29.2% of the total category. During the three months ending March 31, 2023, 17 loans, totaling $939,000, met the criteria to be upgraded to a satisfactory risk rating. The consumer category of potential problem loans included 13 loans, one of which was added during the current period.

Other Real Estate Owned and Repossessions. Of the total $154,000 of other real estate owned and repossessions at March 31, 2023, $109,000 represents properties which were not acquired through foreclosure.

Activity in foreclosed assets and repossessions during the three months ended March 31, 2023, was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	March 31

(In thousands)
One-to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	—	—	—	—	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	50	28	(33)	—	—	45
Total foreclosed assets and repossessions	$50	$28	$(33)	$—	$—	$45

The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the three months ended March 31, 2023, loans classified as “Watch” decreased $10.3 million, from $28.7 million at December 31, 2022 to $18.4 million at March 31, 2023, primarily due to loans being upgraded out of the “Watch” category. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended March 31, 2023, non-interest income decreased $1.3 million to $7.9 million when compared to the three months ended March 31, 2022, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales decreased $745,000 compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2023 period compared to the 2022 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020 and 2021. As a result of the significant volume of refinance activity in 2020 and 2021, and as market interest rates moved higher beginning in the second quarter of 2022, mortgage refinance volume decreased and fixed rate loan originations and related gains on sales of these loans decreased substantially. The lower level of originations is expected to continue as long as market rates remain elevated.

Gain (loss) on derivative interest rate products: In the 2023 period, the Company recognized a loss of $291,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans and the change in fair value on interest rate swaps related to brokered time deposits. In the 2022 period, the Company recognized a gain of $152,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. Changes in the fair value of these types of swaps generally relate to movements in market interest rates during the period and the cumulative changes in these fair values will ultimately total zero at maturity of the swaps.

Non-interest Expense

For the three months ended March 31, 2023, non-interest expense increased $3.2 million to $34.5 million when compared to the three months ended March 31, 2022, primarily as a result of the following items:

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $1.2 million from the prior year period, to $2.0 million. In the 2023 period, the Company expensed a total of $1.3 million related to training and implementation costs for the upcoming core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems.

Salaries and employee benefits: Salaries and employee benefits increased $1.1 million from the prior year period. A portion of this increase related to normal annual merit increases in various lending and operations areas. In the 2023 period, some of these increases were larger than in previous periods due to the current employment environment. In addition, the Charlotte commercial loan office was opened in the second quarter of 2022 and therefore had no expense in the first quarter of 2022. The operation of this office added approximately $85,000 of salaries and benefits expense in the three months ended March 31, 2023. In addition, compensation costs related to originated loans which are deferred under accounting rules, decreased by $350,000 in the 2023 period compared to the 2022 period, due to lower origination volumes.

Net occupancy expenses: Net occupancy expenses increased $842,000 from the prior year period. Various components of computer license and support increased by $500,000 in the 2023 period compared to the 2022 period. In addition, repairs and maintenance on various buildings and ATMs increased by $250,000 in the 2023 period compared to the 2022 period.

The Company’s efficiency ratio for the three months ended March 31, 2023, was 56.42% compared to 59.62% for the same period in 2022. The improved efficiency ratio was primarily due to an increase in net interest income, partially offset by an increase in non-interest expense. The Company’s ratio of non-interest expense to average assets was 2.42% and 2.34% for the three months ended March 31, 2023 and 2022, respectively. Average assets for the three months ended March 31, 2023, increased $358.0 million, or 6.7%, from the three months ended March 31, 2022, primarily due to an increase in net loans receivable and investment securities, partially offset by a decrease in interest bearing cash equivalents.

Provision for Income Taxes

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 21.2% and 20.5%, respectively. These effective rates were near or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states is analyzed. The Company’s effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.3 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31,	Three Months Ended			Three Months Ended
	2023	March 31, 2023			March 31, 2022
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.55%	$909,672	$8,165	3.64%	$701,330	$6,041	3.49%
Other residential	6.57	785,126	12,684	6.55	759,622	8,417	4.49
Commercial real estate	5.83	1,510,516	21,535	5.78	1,489,762	15,346	4.18
Construction	7.37	920,020	16,206	7.14	668,220	7,529	4.57
Commercial business	6.01	283,251	4,118	5.90	289,230	3,326	4.66
Other loans	6.05	189,688	2,506	5.36	204,510	2,244	4.45
Industrial revenue bonds(1)	5.91	12,734	224	7.15	13,983	162	4.69

Total loans receivable	5.81	4,611,007	65,438	5.76	4,126,657	43,065	4.23

Investment securities(1)	2.72	706,894	5,004	2.87	533,976	3,410	2.59
Interest-earning deposits in other banks	4.83	91,821	1,021	4.51	458,643	198	0.18

Total interest-earning assets	5.42	5,409,722	71,463	5.36	5,119,276	46,673	3.70
Non-interest-earning assets:
Cash and cash equivalents		93,586			90,586
Other non-earning assets		201,236			136,701
Total assets		$5,704,544			$5,346,563

Interest-bearing liabilities:
Interest-bearing demand and savings	1.09	$2,184,966	4,359	0.81	$2,375,943	777	0.13
Time deposits	2.31	1,016,042	5,185	2.07	863,684	1,201	0.56
Brokered deposits	4.69	456,817	5,106	4.53	67,401	195	1.17
Total deposits	1.93	3,657,825	14,650	1.62	3,307,028	2,173	0.27
Securities sold under reverse repurchase agreements	1.32	147,025	342	0.94	128,264	10	0.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.05	151,847	1,780	4.75	3,628	1	0.08
Subordinated debentures issued to capital trusts	6.41	25,774	393	6.18	25,774	118	1.86
Subordinated notes	5.95	74,319	1,106	6.04	74,019	1,105	6.06

Total interest-bearing liabilities	2.14	4,056,790	18,271	1.83	3,538,713	3,407	0.39
Non-interest-bearing liabilities:
Demand deposits		1,008,006			1,160,013
Other liabilities		89,974			37,907
Total liabilities		5,154,770			4,736,633
Stockholders’ equity		549,774			609,930
Total liabilities and stockholders’ equity		$5,704,544			$5,346,563

Net interest income:
Interest rate spread	3.28%		$53,192	3.53%		$43,266	3.31%
Net interest margin*				3.99%			3.43%
Average interest-earning assets to average interest- bearing liabilities		133.3%			144.7%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $57.8 million and $37.2 million for the three months ended March 31, 2023 and 2022, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $10.7 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively. Interest income on tax-exempt assets included in this table was $637,000 and $459,000 for the three months ended March 31, 2023 and 2022, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $569,000 and $452,000 for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$16,871	$5,502	$22,373
Investment securities	400	1,194	1,594
Interest-earning deposits in other banks	850	(27)	823
Total interest-earning assets	18,121	6,669	24,790
Interest-bearing liabilities:
Demand deposits	3,639	(57)	3,582
Time deposits	3,737	247	3,984
Brokered deposits	1,628	3,283	4,911
Total deposits	9,004	3,473	12,477
Securities sold under reverse repurchase agreements	330	2	332
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,057	722	1,779
Subordinated debentures issued to capital trust	275	—	275
Subordinated notes	(4)	5	1
Total interest-bearing liabilities	10,662	4,202	14,864
Net interest income	$7,459	$2,467	$9,926

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of its ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At March 31, 2023, the Company had commitments of approximately $60.2 million to fund loan originations, $1.89 billion of unused lines of credit and unadvanced loans, and $16.6 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	March 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$205,517	$199,182	$175,682	$164,480	$155,831
Secured by real estate (not one- to four-family)	—	—	23,752	22,273	19,512
Not secured by real estate - commercial business	113,186	104,452	91,786	77,411	83,782

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	104,045	100,669	74,501	42,162	48,213
Secured by real estate (not one-to four-family)	1,333,596	1,444,450	1,092,029	823,106	798,810

Loan commitments not closed
Secured by real estate (one-to four-family)	33,221	16,819	53,529	85,917	69,295
Secured by real estate (not one-to four-family)	78,384	157,645	146,826	45,860	92,434
Not secured by real estate - commercial business	37,477	50,145	12,920	699	—

	$1,905,426	$2,073,362	$1,671,025	$1,261,908	$1,267,877

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

At March 31, 2023 and December 31, 2022, the Company had the following available secured lines and on-balance sheet liquidity:

	March 31, 2023	December 31, 2022
Federal Home Loan Bank line	$850.0 million	$1,005.1 million
Federal Reserve Bank line	$418.4 million	$397.0 million
Cash and cash equivalents	$184.7 million	$168.5 million
Unpledged securities – Available-for-sale	$376.3 million	$371.8 million
Unpledged securities – Held-to-maturity	$176.7 million	$202.5 million

Statements of Cash Flows. During the three months ended March 31, 2023 and 2022, the Company had positive cash flows from operating activities. The Company had negative cash flows from investing activities during the three months ended March 31, 2023 and 2022. The Company had positive cash flows from financing activities during the three months ended March 31, 2023 and negative cash flows from financing activities during the three months ended March 31, 2022.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $5.4 million and $31.4 million during the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, investing activities used cash of $53.4 million and $318.4 million, respectively. Investing activities in the 2023 period used cash primarily due to the net originations of loans. Investing activities in the 2022 period used cash primarily due to the purchase of investment securities, the purchases of loans and the net origination of loans, partially offset by payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options. During the three months ended March 31, 2023 and 2022, financing activities provided cash of $64.1 million and used cash of $77.2 million, respectively. In the 2023 period, financing activities provided cash primarily as a result of net increases in time deposits and checking and savings deposits, partially offset by decreases in short-term borrowings, the repurchase of the Company’s common stock and dividends paid to stockholders. In the 2022 period, financing activities used cash primarily as a result of net decreases in time deposits, dividends paid to stockholders and the purchase of the Company’s common stock, partially offset by net increases in short-term borrowings.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2023, the Company’s total stockholders’ equity and common stockholders’ equity were each $555.5 million, or 9.6% of total assets, equivalent to a book value of $45.78 per common share. As of December 31, 2022, total stockholders’ equity and common stockholders’ equity were each $533.1 million, or 9.4% of total assets, equivalent to a book value of $43.58 per common share. At March 31, 2023, the Company’s tangible common equity to tangible assets ratio was 9.5%, compared to 9.2% at December 31, 2022 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at March 31, 2023 and December 31, 2022, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $40.3 million and $47.2 million, respectively. This change in net unrealized loss during the three months ended March 31, 2023, primarily resulted from decreasing intermediate-term market interest rates, which generally increased the fair value of investment securities. Also included in stockholders’ equity at March 31, 2023, were unrealized gains (net of taxes) totaling $72,000 on the Company’s investment securities that were transferred to the held-to-maturity category. Approximately $227 million of investment securities previously included in available-for-sale were transferred to held-to-maturity during the first quarter of 2022.

In addition, included in stockholders’ equity at March 31, 2023, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $15.8 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At March 31, 2023, the remaining pre-tax amount to be recorded in interest income was $20.5 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at March 31, 2023, was an unrealized loss (net of taxes) on the Company’s outstanding cash flow hedges (interest rate swaps) totaling $17.0 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease. However, during the three months ended March 31, 2023, decreasing forward swap rates resulted in increasing fair values of these hedges.

As noted above, total stockholders’ equity increased $22.4 million, from $533.1 million at December 31, 2022 to $555.5 million at March 31, 2023. Accumulated other comprehensive income increased $11.9 million during the three months ended March 31, 2023, primarily due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges. Stockholders’ equity also increased due to net income of $20.5 million for the three months ended March 31, 2023 and a $470,000 increase due to stock option exercises. Partially offsetting these increases were repurchases of the Company’s common stock totaling $5.6 million and dividends declared on common stock of $4.9 million.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $20.6 million at March 31, 2023, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital

(net of taxes) it would have decreased total stockholder’s equity by $15.5 million at March 31, 2023. This amount was equal to 2.8% of total stockholders’ equity of $555.5 million.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2023, the Bank’s common equity Tier 1 capital ratio was 12.3%, its Tier 1 risk-based capital ratio was 12.3%, its total risk-based capital ratio was 13.5% and its Tier 1 leverage ratio was 11.7%. As a result, as of March 31, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2022, the Bank’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 risk-based capital ratio was 11.9%, its total risk-based capital ratio was 13.1% and its Tier 1 leverage ratio was 11.5%. As a result, as of December 31, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2023, the Company’s common equity Tier 1 capital ratio was 10.9%, its Tier 1 risk-based capital ratio was 11.3%, its total risk-based capital ratio was 13.9% and its Tier 1 leverage ratio was 10.8%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of March 31, 2023, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2022, the Company’s common equity Tier 1 capital ratio was 10.6%, its Tier 1 risk-based capital ratio was 11.0%, its total risk-based capital ratio was 13.5% and its Tier 1 leverage ratio was 10.6%. As of December 31, 2022, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2023, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

Dividends. During the three months ended March 31, 2023, the Company declared a common stock cash dividend of $0.40 per share, or 24% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in December 2022). During the three months ended March 31, 2022, the Company declared a common stock cash dividend of $0.36 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.36 per share (which was declared in December 2021). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of March 31, 2023, was paid to stockholders in April 2023.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2023, the Company repurchased 99,121 shares of its common stock at an average price of $55.70 per share and issued 1,717 shares of common stock at an average price of $43.05 per share to cover stock option exercises. During the three months ended March 31, 2022, the Company repurchased 419,215 shares of its common stock at an average price of $60.40 per share and issued 51,694 shares of common stock at an average price of $47.49 per share to cover stock option exercises.

In January 2022, the Company’s Board of Directors authorized management to purchase up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At March 31, 2023, there were approximately 78,000 shares which could still be purchased under this authorization. In December 2022, the Company’s Board of Directors authorized the purchase of up to an additional one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions, resulting in a total of approximately 1.1 million shares available in our stock repurchase authorization as of March 31, 2023.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	March 31, 2023	December 31, 2022

	(Dollars in Thousands)

Common equity at period end	$555,511	$533,087
Less: Intangible assets at period end	10,702	10,813
Tangible common equity at period end (a)	$544,809	$522,274

Total assets at period end	$5,768,720	$5,680,702
Less: Intangible assets at period end	10,702	10,813
Tangible assets at period end (b)	$5,758,018	$5,669,889

Tangible common equity to tangible assets (a) / (b)	9.46%	9.21%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the then-current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and the net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. Since March 2022, market interest rates have increased fairly rapidly and may increase further in the first half of 2023. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as seen in the first quarter of 2023. In the first three months of 2023, competition for deposits was very intense, resulting in significant increases in rates paid on various deposit types. Subsequent to March 31, 2023, cumulative time deposit maturities are as follows: within three months -- $511 million; within six months -- $686 million; and within twelve months -- $1.04 billion. At March 31, 2023, the weighted average interest rates on these various cumulative maturities were 2.08%, 2.17% and 2.44%, respectively. Based on time deposit market rates in April 2023, replacement rates for these maturing time deposits are likely to be near or exceed 4.00%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25% and 0.25% in February and March 2023, respectively. At March 31, 2023 the Federal Funds rate was 5.00%. Financial markets expect the possibility of further increases in Federal Funds interest rates in the first half of 2023, with 0.25-0.50% of additional cumulative rate hikes currently anticipated. A substantial portion of Great Southern’s loan portfolio ($868.8 million at March 31, 2023) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2023. Of these loans, $868.5 million had interest rate floors. Great Southern’s loan portfolio also includes loans ($693.4 million at March 31, 2023) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after March 31, 2023. Of these loans, $693.4 million had interest rate floors. Great Southern also has a portfolio of loans ($738.6 million at March 31, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $725.8 million had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at March 31, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $6.7 million had interest rate floors at various rates. At March 31, 2023, nearly all of these LIBOR/SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2023, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 19, 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. The authorization of this program became effective in March 2022 and did not have an expiration date.

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

The following table reflects the Company’s repurchase activity during the three months ended March 31, 2023.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

January 1, 2023 – January 31, 2023	12,000	$57.14	12,000	165,334
February 1, 2023 – February 28, 2023	12,121	57.99	12,121	153,213
March 1, 2023 – March 31, 2023	75,000	55.11	75,000	78,213
	99,121	$55.70	99,121
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

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

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for 2023 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: May 8, 2023	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)