Form 10-Q
period 2023-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2023-08-04
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,953,263 shares of common stock, par value $.01 per share, outstanding at August 2, 2023.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	JUNE 30,	DECEMBER 31,
	2023	2022

	(Unaudited)
ASSETS
Cash	$105,859	$105,262
Interest-bearing deposits in other financial institutions	98,080	63,258
Cash and cash equivalents	203,939	168,520
Available-for-sale securities	476,911	490,592
Held-to-maturity securities	198,387	202,495
Mortgage loans held for sale	10,442	4,811
Loans receivable, net of allowance for credit losses of $64,852 – June 2023; $63,480 – December 2022	4,516,613	4,506,836
Interest receivable	17,178	19,107
Prepaid expenses and other assets	76,194	69,461
Other real estate owned and repossessions, net	35	233
Premises and equipment, net	140,556	141,070
Goodwill and other intangible assets	10,644	10,813
Federal Home Loan Bank stock and other interest-earning assets	32,758	30,814
Current and deferred income taxes	35,973	35,950
Total Assets	$5,719,630	$5,680,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,824,571	$4,684,910
Securities sold under reverse repurchase agreements with customers	59,257	176,843
Short-term borrowings and other interest-bearing liabilities	72,110	89,583
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,430	74,281
Accrued interest payable	5,026	3,010
Advances from borrowers for taxes and insurance	9,342	6,590
Accrued expenses and other liabilities	92,420	73,808
Liability for unfunded commitments	10,371	12,816
Total Liabilities	5,173,301	5,147,615

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2023 and December 2022 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2023 – 11,969,524 shares; December 2022 – 12,231,290 shares	120	122
Additional paid-in capital	43,292	42,445
Retained earnings	558,927	543,875
Accumulated other comprehensive income (loss)	(56,010)	(53,355)
Total Stockholders’ Equity	546,329	533,087
Total Liabilities and Stockholders’ Equity	$5,719,630	$5,680,702

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2023	2022

	(Unaudited)
INTEREST INCOME
Loans	$67,442	$46,764
Investment securities and other	6,176	5,934
TOTAL INTEREST INCOME	73,618	52,698

INTEREST EXPENSE
Deposits	21,785	2,358
Securities sold under reverse repurchase agreements	221	8
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,943	236
Subordinated debentures issued to capital trust	426	159
Subordinated notes	1,105	1,106
TOTAL INTEREST EXPENSE	25,480	3,867

NET INTEREST INCOME	48,138	48,831
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(1,619)	2,223
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	49,757	46,608

NON-INTEREST INCOME
Commissions	228	389
Overdraft and insufficient funds fees	1,989	1,888
Point-Of-Sale and ATM fee income and service charges	3,779	4,104
Net gains on loan sales	709	498
Late charges and fees on loans	125	360
Gain on derivative interest rate products	2	145
Other income	937	1,935
TOTAL NON-INTEREST INCOME	7,769	9,319

NON-INTEREST EXPENSE
Salaries and employee benefits	19,678	19,432
Net occupancy and equipment expense	7,409	6,808
Postage	914	844
Insurance	1,010	787
Advertising	903	875
Office supplies and printing	258	208
Telephone	688	832
Legal, audit and other professional fees	1,647	1,196
Expense on other real estate and repossessions	47	65
Acquired intangible asset amortization	58	177
Other operating expenses	2,106	1,780
TOTAL NON-INTEREST EXPENSE	34,718	33,004

INCOME BEFORE INCOME TAXES	22,808	22,923
PROVISION FOR INCOME TAXES	4,488	4,699
NET INCOME	$18,320	$18,224

Basic Earnings Per Common Share	$1.52	$1.45
Diluted Earnings Per Common Share	$1.52	$1.44

Dividends Declared Per Common Share	$0.40	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022

	(Unaudited)
INTEREST INCOME
Loans	$132,880	$89,829
Investment securities and other	12,201	9,543
TOTAL INTEREST INCOME	145,081	99,372

INTEREST EXPENSE
Deposits	36,435	4,532
Securities sold under reverse repurchase agreements	563	18
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3,723	237
Subordinated debentures issued to capital trust	819	277
Subordinated notes	2,211	2,211
TOTAL INTEREST EXPENSE	43,751	7,275

NET INTEREST INCOME	101,330	92,097
PROVISION FOR CREDIT LOSSES ON LOANS	1,500	—
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(2,445)	2,030
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	102,275	90,067

NON-INTEREST INCOME
Commissions	655	686
Overdraft and insufficient funds fees	3,885	3,753
Point-Of-Sale and ATM fee income and service charges	7,480	8,068
Net gains on loan sales	1,098	1,632
Net realized gain on sale of available-for-sale securities	—	7
Late charges and fees on loans	305	673
Gain (loss) on derivative interest rate products	(289)	297
Other income	2,524	3,379
TOTAL NON-INTEREST INCOME	15,658	18,495

NON-INTEREST EXPENSE
Salaries and employee benefits	38,881	37,512
Net occupancy and equipment expense	15,129	13,686
Postage	1,742	1,631
Insurance	1,877	1,581
Advertising	1,550	1,430
Office supplies and printing	526	426
Telephone	1,391	1,681
Legal, audit and other professional fees	3,628	2,001
Expense on other real estate and repossessions	201	228
Acquired intangible asset amortization	169	335
Other operating expenses	4,087	3,760
TOTAL NON-INTEREST EXPENSE	69,181	64,271

INCOME BEFORE INCOME TAXES	48,752	44,291
PROVISION FOR INCOME TAXES	9,976	9,080
NET INCOME	$38,776	$35,211

Basic Earnings Per Common Share	$3.20	$2.76
Diluted Earnings Per Common Share	$3.19	$2.73

Dividends Declared Per Common Share	$0.80	$0.76

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2023	2022

	(Unaudited)
Net Income	$18,320	$18,224

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(2,165) and $(5,115), for 2023 and 2022, respectively	(6,632)	(17,320)

Unrealized loss on securities transferred to held-to-maturity, net of taxes of $(12) and $(150) for 2023 and 2022, respectively	(37)	(509)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(463) and $(462), for 2023 and 2022, respectively	(1,562)	(1,564)

Change in value of active cash flow hedges, net of taxes (credit) of $(2,072) and $(766) for 2023 and 2022, respectively	(6,351)	(2,589)

Comprehensive Income (Loss)	$3,738	$(3,758)

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022

	(Unaudited)
Net Income	$38,776	$35,211

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $93 and $(11,082), for 2023 and 2022, respectively	283	(37,519)

Unrealized gain (loss) on securities transferred to held-to-maturity, net of taxes (credit) of $(17) and $75 for 2023 and 2022, respectively	(54)	249

Less: reclassification adjustment for gains included in net income, net of taxes of $(0) and $(2) for 2023 and 2022, respectively	—	(5)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(920) and $(918), for 2023 and 2022, respectively	(3,108)	(3,111)

Change in value of active cash flow hedges, net of taxes (credit) of $74 and $(1,677) for 2023 and 2022, respectively	224	(5,672)

Comprehensive Income (Loss)	$36,121	$(10,847)

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED JUNE 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2022	$128	$40,004	$533,736	$8,683	$—	$582,551
Net income	—	—	18,224	—	—	18,224
Stock issued under Stock Option Plan	—	561	—	—	303	864
Common dividends declared, $0.40 per share	—	—	(4,951)	—	—	(4,951)
Change in fair value of cash flow hedges	—	—	—	(4,153)	—	(4,153)
Change in unrealized loss on held-to-maturity securities	—	—	—	(509)	—	(509)
Change in unrealized loss on available-for-sale securities	—	—	—	(17,320)	—	(17,320)
Purchase of the Company’s common stock	—	—	—	—	(25,062)	(25,062)
Reclassification of treasury stock per Maryland law	(5)	—	(24,754)	—	24,759	—
Balance, June 30, 2022	$123	$40,565	$522,255	$(13,299)	$—	$549,644

	THREE MONTHS ENDED JUNE 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 1, 2023	$121	$42,870	$553,948	$(41,428)	$—	$555,511
Net income	—	—	18,320	—	—	18,320
Stock issued under Stock Option Plan	—	422	—	—	159	581
Common cash dividends declared, $0.40 per share	—	—	(4,788)	—	—	(4,788)
Change in fair value of cash flow hedges	—	—	—	(7,913)	—	(7,913)
Change in unrealized gain on held-to-maturity securities	—	—	—	(37)	—	(37)
Change in unrealized loss on available-for-sale securities	—	—	—	(6,632)	—	(6,632)
Purchase of the Company’s common stock	—	—	—	—	(8,713)	(8,713)
Reclassification of treasury stock per Maryland law	(1)	—	(8,553)	—	8,554	—
Balance, June 30, 2023	$120	$43,292	$558,927	$(56,010)	$—	$546,329

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED JUNE 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2022	$131	$38,314	$545,548	$32,759	$—	$616,752
Net income	—	—	35,211	—	—	35,211
Stock issued under Stock Option Plan	—	2,251	—	—	1,418	3,669
Common dividends declared, $0.76 per share	—	—	(9,549)	—	—	(9,549)
Change in fair value of cash flow hedges	—	—	—	(8,783)	—	(8,783)
Change in unrealized gain on held-to-maturity securities	—	—	—	249	—	249
Change in unrealized loss on available-for-sale securities	—	—	—	(37,524)	—	(37,524)
Purchase of the Company’s common stock	—	—	—	—	(50,381)	(50,381)
Reclassification of treasury stock per Maryland law	(8)	—	(48,955)	—	48,963	—
Balance, June 30, 2022	$123	$40,565	$522,255	$(13,299)	$—	$549,644

	SIX MONTHS ENDED JUNE 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2023	$122	$42,445	$543,875	$(53,355)	$—	$533,087
Net income	—	—	38,776	—	—	38,776
Stock issued under Stock Option Plan	—	847	—	—	204	1,051
Common cash dividends declared, $0.80 per share	—	—	(9,641)	—	—	(9,641)
Change in fair value of cash flow hedges	—	—	—	(2,884)	—	(2,884)
Change in unrealized gain on held-to-maturity securities	—	—	—	(54)	—	(54)
Change in unrealized loss on available-for-sale securities	—	—	—	283	—	283
Purchase of the Company’s common stock	—	—	—	—	(14,289)	(14,289)
Reclassification of treasury stock per Maryland law	(2)	—	(14,083)	—	14,085	—
Balance, June 30, 2023	$120	$43,292	$558,927	$(56,010)	$—	$546,329

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,776	$35,211
Proceeds from sales of loans held for sale	72,658	49,626
Originations of loans held for sale	(77,429)	(40,209)
Items not requiring (providing) cash:
Depreciation	4,438	4,291
Amortization	335	542
Compensation expense for stock option grants	796	702
Provision for credit losses on loans	1,500	—
Provision (credit) for unfunded commitments	(2,445)	2,030
Net gain on loan sales	(1,098)	(1,632)
Net (gain) loss on sale of premises and equipment	18	(1,054)
Net (gain) loss on sale/write-down of other real estate owned and repossessions	63	(120)
Net gain on sale of available-for-sale investments	—	(7)
Accretion of deferred income, premiums, discounts and other	(2,791)	(2,686)
(Gain) loss on derivative interest rate products	289	(297)
Deferred income taxes	244	(1,422)
Changes in:
Interest receivable	1,929	(2,853)
Prepaid expenses and other assets	(12,075)	(13,250)
Accrued expenses and other liabilities	21,916	3,923
Income taxes refundable/payable	504	3,990
Net cash provided by operating activities	47,628	36,785

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(7,932)	(200,386)
Purchase of loans	(400)	(152,615)
Purchase of premises and equipment	(4,217)	(10,911)
Proceeds from sale of premises and equipment	55	3,811
Proceeds from sale of other real estate owned and repossessions	225	2,049
Proceeds from sale of available-for-sale securities	—	4,936
Proceeds from maturities and calls of available-for-sale securities	1,015	750
Principal reductions on mortgage-backed securities	17,072	48,050
Purchase of available-for-sale securities	—	(336,183)
Purchase of Federal Home Loan Bank stock and change in other interest-earning assets	(1,944)	(6,709)
Net cash provided by (used in) investing activities	3,874	(647,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	67,374	54,262
Net increase (decrease) in checking and savings deposits	72,630	(90,158)
Net increase (decrease) in short-term borrowings	(135,059)	178,772
Advances from borrowers for taxes and insurance	2,752	2,727
Dividends paid	(9,746)	(9,325)
Purchase of the Company’s common stock	(14,289)	(50,381)
Stock options exercised	255	2,967
Net cash provided by (used in) financing activities	(16,083)	88,864

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,419	(521,559)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	168,520	717,267
CASH AND CASH EQUIVALENTS, END OF PERIOD	$203,939	$195,708

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2022, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 further clarifies certain targeted improvements to the optional hedge accounting model that were made under ASU 2017-12. ASU 2022-01 expands the last-of-layer method and renames this method to portfolio layer method to reflect this expansion, as well as expanding the scope of the portfolio layer method to include nonprepayable financial assets. It also specifies eligible hedging instruments and provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. ASU 2022-01 permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. ASU 2022-01 became effective for the Company on January 1, 2023. The adoption of ASU 2022-01 did not have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether a loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 became effective for the Company on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements. The adoption of this ASU does, however, require changes in disclosures related to certain loan modifications.

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The Company is evaluating whether or not to use this method for other tax credit structures in which it invests. Currently, the Company does not have a material amount of tax credit structures, other than low-income housing tax credit structures. ASU 2023-02 will be effective for the Company on January 1, 2024, though early adoption is permitted, and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2023	2022

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,032	12,581
Net income	$18,320	$18,224
Per common share amount	$1.52	$1.45

Diluted:
Average common shares outstanding	12,032	12,581
Net effect of dilutive stock options – based on the treasury stock method using average market price	37	102
Diluted common shares	12,069	12,683
Net income	$18,320	$18,224
Per common share amount	$1.52	$1.44

	Six Months Ended June 30,
	2023	2022

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,116	12,775
Net income	$38,776	$35,211
Per common share amount	$3.20	$2.76

Diluted:
Average common shares outstanding	12,116	12,775
Net effect of dilutive stock options – based on the treasury stock method using average market price	53	108
Diluted common shares	12,169	12,883
Net income	$38,776	$35,211
Per common share amount	$3.19	$2.73

Options outstanding at June 30, 2023 and 2022, to purchase 767,479 and 372,449 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended June 30, 2023 and 2022, respectively. Options outstanding at June 30, 2023 and 2022, to purchase 675,118 and 372,449 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the six months ended June 30, 2023 and 2022, respectively.

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

The amortized cost and fair values of securities were as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$319,237	$—	$40,743	$278,494
Agency collateralized mortgage obligations	87,777	—	11,277	76,500
States and political subdivisions	59,403	207	2,887	56,723
Small Business Administration securities	72,740	—	7,546	65,194
	$539,157	$207	$62,453	$476,911

	June 30, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,195	$2,726	$75,921	$—	$10,034	$65,887
Agency collateralized mortgage obligations	118,932	(2,674)	116,258	—	14,013	102,245
States and political subdivisions	6,213	(5)	6,208	—	679	5,529
	$198,340	$47	$198,387	$—	$24,726	$173,661

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141
	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446
	$202,377	$118	$202,495	$—	$24,730	$177,765

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	245	245	—	—
After four through five years	936	940	—	—
After five through fifteen years	6,365	6,135	3,250	2,896
After fifteen years	51,857	49,403	2,958	2,633
Securities not due on a single maturity date	479,754	420,188	192,179	168,132
	$539,157	$476,911	$198,387	$173,661

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at June 30, 2023 and December 31, 2022, was approximately $467.5 million and $472.0 million, respectively, which is approximately 98.0% and 96.2% of the Company’s total available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and SBA securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost at June 30, 2023 and December 31, 2022, which was $198.4 million and $202.5 million, respectively. Total fair value of these investments at June 30, 2023 and December 31, 2022 was approximately $173.7 million and $177.8 million, respectively. Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes at June 30, 2023, that it has ample liquidity sources to fund its ongoing operations. The Company has the intent and ability to hold these held-to-maturity securities until they are fully repaid.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value of these debt securities are not credit-related.

The following table shows the Company’s available-for-sale and held-to-maturity securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$2,972	$(245)	$275,522	$(40,498)	$278,494	$(40,743)
Agency collateralized mortgage obligations	8,908	(390)	67,592	(10,887)	76,500	(11,277)
States and political subdivisions securities	10,348	(106)	36,979	(2,781)	47,327	(2,887)
Small Business Administration securities	7,905	(187)	57,289	(7,359)	65,194	(7,546)
	$30,133	$(928)	$437,382	$(61,525)	$467,515	$(62,453)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,887	$(10,034)	$65,887	$(10,034)
Agency collateralized mortgage obligations	—	—	102,245	(14,013)	102,245	(14,013)
States and political subdivisions securities	—	—	5,529	(679)	5,529	(679)
	$—	$—	$173,661	$(24,726)	$173,661	$(24,726)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
States and political subdivisions securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
Small Business Administration securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)
	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)
	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

There were no sales of available-for-sale securities during the three or six months ended June 30, 2023. There were no sales of available-for-sale securities during the three months ended June 30, 2022. Available-for-sale securities totaling $4.9 million were sold during the six months ended June 30, 2022, resulting in the recognition of a $7,000 gain during the period. Gains and losses on sales of securities are determined on the specific-identification method.

Allowance for Credit Losses. On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of June 30, 2023 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

In addition, ASU 2016-13 requires an allowance for off balance sheet credit exposures: unfunded lines of credit, undisbursed portions of loans, written residential and commercial commitments, and letters of credit. To determine the amount needed for allowance purposes, a utilization rate is determined either by the model or internally for each pool. Our loss model calculates the reserve on unfunded commitments based upon the utilization rate multiplied by the average loss rate factors in each pool with unfunded and committed balances. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans; however, the liability for unfunded lending commitments incorporates assumptions for the portion of unfunded commitments that are expected to be funded.

Classes of loans at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022

	(In Thousands)
One- to four-family residential construction	$31,531	$33,849
Subdivision construction	26,513	32,067
Land development	53,203	41,613
Commercial construction	705,457	757,690
Owner occupied one- to four-family residential	777,978	778,533
Non-owner occupied one- to four-family residential	123,238	124,870
Commercial real estate	1,497,659	1,530,663
Other residential	885,394	781,761
Commercial business	294,600	293,228
Industrial revenue bonds	12,355	12,852
Consumer auto	33,008	37,281
Consumer other	34,663	33,732
Home equity lines of credit	114,901	123,242
	4,590,500	4,581,381
Allowance for credit losses	(64,852)	(63,480)
Deferred loan fees and gains, net	(9,035)	(11,065)
	$4,516,613	$4,506,836

Weighted average interest rate	6.02%	5.54%

The following tables present the classes of loans by aging as of the dates indicated.

	June 30, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$31,531	$31,531	$—
Subdivision construction	—	—	—	—	26,513	26,513	—
Land development	—	—	384	384	52,819	53,203	—
Commercial construction	—	—	—	—	705,457	705,457	—
Owner occupied one- to four-family residential	568	—	359	927	777,051	777,978	—
Non-owner occupied one- to four-family residential	23	—	—	23	123,215	123,238	—
Commercial real estate	165	—	10,192	10,357	1,487,302	1,497,659	—
Other residential	—	—	—	—	885,394	885,394	—
Commercial business	—	—	16	16	294,584	294,600	—
Industrial revenue bonds	—	—	—	—	12,355	12,355	—
Consumer auto	39	4	35	78	32,930	33,008	—
Consumer other	359	5	136	500	34,163	34,663	—
Home equity lines of credit	44	32	27	103	114,798	114,901	—

Total	$1,198	$41	$11,149	$12,388	$4,578,112	$4,590,500	$—

	December 31, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$33,849	$33,849	$—
Subdivision construction	—	—	—	—	32,067	32,067	—
Land development	—	—	384	384	41,229	41,613	—
Commercial construction	—	—	—	—	757,690	757,690	—
Owner occupied one- to four-family residential	2,568	462	722	3,752	774,781	778,533	—
Non-owner occupied one- to four-family residential	—	63	—	63	124,807	124,870	—
Commercial real estate	196	—	1,579	1,775	1,528,888	1,530,663	—
Other residential	—	—	—	—	781,761	781,761	—
Commercial business	8	—	586	594	292,634	293,228	—
Industrial revenue bonds	—	—	—	—	12,852	12,852	—
Consumer auto	100	34	14	148	37,133	37,281	—
Consumer other	288	114	111	513	33,219	33,732	—
Home equity lines of credit	234	38	274	546	122,696	123,242	—

Total	$3,394	$711	$3,670	$7,775	$4,573,606	$4,581,381	$—

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

Non-accruing loans are summarized as follows:

	June 30,	December 31,
	2023	2022

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	384
Commercial construction	—	—
Owner occupied one- to four-family residential	359	722
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	10,192	1,579
Other residential	—	—
Commercial business	16	586
Industrial revenue bonds	—	—
Consumer auto	35	14
Consumer other	136	111
Home equity lines of credit	27	274
Total non-accruing loans	$11,149	$3,670

No interest income was recorded on these loans for the three and six months ended June 30, 2023 and 2022, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of June 30, 2023 had an amortized cost of $1.7 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022. During the three months ended June 30, 2023, the Company did not record a provision expense on its portfolio of outstanding loans. During the six months ended June 30, 2023, the Company recorded provision expense of $1.5 million on its portfolio of outstanding loans. During the three and six months ended June 30, 2022, the Company did not record a provision expense on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, March 31, 2022	$9,382	$10,502	$28,604	$2,797	$4,162	$5,350	$60,797
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(2)	—	—	—	—	(431)	(433)
Recoveries	54	110	—	—	203	327	694
Balance, June 30, 2022	$9,434	$10,612	$28,604	$2,797	$4,365	$5,246	$61,058

Allowance for credit losses
Balance, March 31, 2023	$11,797	$13,189	$25,506	$2,502	$7,821	$4,172	$64,987
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	—	—	—	—	—	(477)	(477)
Recoveries	21	—	2	—	6	313	342
Balance, June 30, 2023	$11,818	$13,189	$25,508	$2,502	$7,827	$4,008	$64,852

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(38)	—	—	—	—	(832)	(870)
Recoveries	108	110	—	—	223	733	1,174
Balance, June 30, 2022	$9,434	$10,612	$28,604	$2,797	$4,365	$5,246	$61,058

Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	647	1,079	(1,590)	(363)	1,851	(124)	1,500
Losses charged off	(31)	—	—	—	—	(911)	(942)
Recoveries	31	—	2	—	154	627	814
Balance, June 30, 2023	$11,818	$13,189	$25,508	$2,502	$7,827	$4,008	$64,852

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and six months ended June 30, 2023 and 2022. The provision for losses on unfunded commitments for the three months ended June 30, 2023 was a credit (negative expense) of $1.6 million, compared to a provision expense of $2.2 million for the three months ended June 30, 2022. The provision for losses on unfunded commitments for the six months ended June 30, 2023 was a credit (negative expense) of $2.4 million, compared to a provision expense of $2.0 million for the six months ended June 30, 2022. The analysis of the level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses in the three and six month periods of 2023 presented below.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, March 31, 2022	$1,199	$4,700	$423	$1,069	$1,618	$427	$9,436
Provision (credit) charged to expense	(61)	2,719	78	(374)	(212)	73	2,223
Balance, June 30, 2022	$1,138	$7,419	$501	$695	$1,406	$500	$11,659

Allowance for unfunded commitments
Balance, March 31, 2023	$832	$8,058	$445	$891	$1,263	$501	$11,990
Provision (credit) charged to expense	(74)	(1,267)	19	(20)	(276)	(1)	(1,619)
Balance, June 30, 2023	$758	$6,791	$464	$871	$987	$500	$10,371

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	451	1,716	134	(213)	(176)	118	2,030
Balance, June 30, 2022	$1,138	$7,419	$501	$695	$1,406	$500	$11,659

Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	22	(1,833)	48	69	(747)	(4)	(2,445)
Balance, June 30, 2023	$758	$6,791	$464	$871	$987	$500	$10,371

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2023		December 31, 2022
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	384	192	384	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	402	1	1,637	40
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	10,186	1,200	1,571	—
Other residential	—	—	—	—
Commercial business	—	—	586	125
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	160	80
Home equity lines of credit	—	—	135	—

Total	$10,972	$1,393	$4,473	$245

Modified Loans. As indicated in Note 3, in March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 became effective for the Company on January 1, 2023.

Adoption of this ASU did not have a material impact on the Company’s results of operations, financial position or liquidity, but resulted in additional disclosure requirements related to gross charge offs by vintage year and the removal of troubled debt restructuring (“TDR”) disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Corporation has adopted this update prospectively.

Under ASU 2022-02, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on TDRs under the previous disclosure requirements.

The estimate of lifetime expected losses utilized in the allowance for credit losses model is developed using average historical loss on loans with similar risk characteristics, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a change to the allowance for credit losses is generally not recorded upon modification. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans. If collection efforts have begun and the modified loan is subsequently deemed collateral-dependent, the loan is placed on non-accrual status and the allowance for credit losses is determined based on an individual evaluation. If necessary, the loan is charged down to fair market value less sales costs.

The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three and six months ended June 30, 2023. Each of the types of concessions granted comprised 2% or less of their respective classes of loan portfolios at June 30, 2023. During the three and six months ended June 30, 2023, principal forgiveness of $6,000 and $39,000, respectively, was completed on consumer loans. A commercial real estate loan modified in the three months ended March 31, 2023, which totaled $21.6 million, was paid in full during the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	—	—	—
Commercial real estate	—	77	—	77
Commercial business	—	16	—	16
Consumer	—	—	—	—
	$—	$93	$—	$93

	Six Months Ended June 30, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,208	$1,208
One- to four-family residential	—	143	—	143
Other residential	—	—	—	—
Commercial real estate	—	77	21,030	21,107
Commercial business	—	16	—	16
Consumer	6	—	—	6
	$6	$236	$22,238	$22,480

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance (under modified terms) at June 30, 2023 of loans that were modified during the six months ended June 30, 2023:

	June 30, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,208	$—	$—	$1,208
One- to four-family residential	143	—	—	143
Other residential	—	—	—	—
Commercial real estate	21,107	—	—	21,107
Commercial business	16	—	—	16
Consumer	6	—	—	6
	$22,480	$—	$—	$22,480

TDRs by class are presented below as of December 31, 2022.

	December 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	13	1,028	3	98	16	1,126
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,571	2	1,571
Commercial business	—	—	—	—	—	—
Consumer	13	210	5	42	18	252
	26	$1,238	10	$1,711	36	$2,949

The following table presents newly restructured loans, which were considered TDRs, during the three and six months ended June 30, 2022, by type of modification:

Three Months Ended June 30, 2022
Total
	Interest Only	Term	Combination	Modifications

(In Thousands)
Commercial real estate	$—	$—	$—	$—
Consumer	—	—	—	—
	$—	$—	$—	$—

	Six Months Ended June 30, 2022
				Total
	Interest Only	Term	Combination	Modifications

	(In Thousands)
Commercial real estate	$—	$—	$247	$247
Consumer	—	4	3	7
	$—	$4	$250	$254

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

Loan Risk Ratings. The nature and extent of impairments of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the allowance for credit losses. The Company utilizes an internal risk rating system comprised of a series of grades to categorize loans according to perceived risk associated with the expectation of debt repayment. The analysis of the borrower’s ability to repay considers specific information, including but not limited to current financial information, historical payment experience, industry information, collateral levels and collateral types. A risk rating is assigned at loan origination and then monitored throughout the contractual term for possible risk rating changes.

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

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of June 30, 2023.

	Term Loans by Origination Year
							Revolving
	2023 YTD	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$6,411	$17,787	$1,390	$—	$—	$—	$5,943	$31,531
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	6,411	17,787	1,390	—	—	—	5,943	31,531

Subdivision construction
Satisfactory (1-4)	115	1,066	24,457	101	199	555	20	26,513
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	115	1,066	24,457	101	199	555	20	26,513

Construction and land development
Satisfactory (1-4)	12,644	15,581	5,638	5,190	7,381	5,628	757	52,819
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	12,644	15,581	5,638	5,190	7,381	5,628	1,141	53,203

Other construction
Satisfactory (1-4)	23,349	256,939	398,835	23,248	3,086	—	—	705,457
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	23,349	256,939	398,835	23,248	3,086	—	—	705,457

One- to four-family residential
Satisfactory (1-4)	37,116	337,293	212,612	115,931	67,085	128,615	519	899,171
Watch (5)	—	—	—	—	176	1,076	51	1,303
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	154	—	588	—	742
Total	37,116	337,293	212,612	116,085	67,261	130,279	570	901,216

Other residential
Satisfactory (1-4)	13,077	90,893	203,313	278,920	141,891	150,278	3,746	882,118
Watch (5)	—	—	—	—	—	3,276	—	3,276
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	13,077	90,893	203,313	278,920	141,891	153,554	3,746	885,394

Commercial real estate
Satisfactory (1-4)	18,547	265,927	189,508	106,759	171,934	700,933	28,636	1,482,244
Watch (5)	—	—	—	—	—	5,223	—	5,223
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	10,192	—	10,192
Total	18,547	265,927	189,508	106,759	171,934	716,348	28,636	1,497,659

Commercial business
Satisfactory (1-4)	10,056	72,163	51,025	32,683	11,011	64,957	65,026	306,921
Watch (5)	—	—	—	—	—	18	—	18
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	16	—	—	—	—	—	16
Total	10,056	72,179	51,025	32,683	11,011	64,975	65,026	306,955

Consumer
Satisfactory (1-4)	9,881	15,808	8,350	4,117	1,551	17,678	124,617	182,002
Watch (5)	—	—	25	—	5	160	74	264
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	21	4	6	—	242	33	306
Total	9,881	15,829	8,379	4,123	1,556	18,080	124,724	182,572

Combined
Satisfactory (1-4)	131,196	1,073,457	1,095,128	566,949	404,138	1,068,644	229,264	4,568,776
Watch (5)	—	—	25	—	181	9,753	125	10,084
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	37	4	160	—	11,022	417	11,640
Total	$131,196	$1,073,494	$1,095,157	$567,109	$404,319	$1,089,419	$229,806	$4,590,500

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2022.

	Term Loans by Origination Year
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$21,885	$7,265	$1,391	$—	$—	$—	$3,308	$33,849
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	21,885	7,265	1,391	—	—	—	3,308	33,849

Subdivision construction
Satisfactory (1-4)	4,478	25,864	800	203	134	588	—	32,067
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,478	25,864	800	203	134	588	—	32,067

Construction and land development
Satisfactory (1-4)	16,746	6,914	4,866	7,338	762	3,990	613	41,229
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	16,746	6,914	4,866	7,338	762	3,990	997	41,613

Other construction
Satisfactory (1-4)	113,512	446,125	176,340	21,713	—	—	—	757,690
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	113,512	446,125	176,340	21,713	—	—	—	757,690

One- to four-family residential
Satisfactory (1-4)	340,886	219,504	128,509	73,162	39,685	97,236	687	899,669
Watch (5)	—	—	—	179	88	1,341	57	1,665
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	158	—	—	1,832	79	2,069
Total	340,886	219,504	128,667	73,341	39,773	100,409	823	903,403

Other residential
Satisfactory (1-4)	83,822	133,648	168,232	142,630	122,614	123,538	3,939	778,423
Watch (5)	—	—	—	—	—	3,338	—	3,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	83,822	133,648	168,232	142,630	122,614	126,876	3,939	781,761

Commercial real estate
Satisfactory (1-4)	221,341	171,484	109,939	203,426	185,682	577,216	36,658	1,505,746
Watch (5)	—	—	—	—	—	23,338	—	23,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,579	—	1,579
Total	221,341	171,484	109,939	203,426	185,682	602,133	36,658	1,530,663

Commercial business
Satisfactory (1-4)	45,349	66,258	39,645	15,505	9,309	65,307	64,088	305,461
Watch (5)	—	—	—	—	—	34	—	34
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	394	191	585
Total	45,349	66,258	39,645	15,505	9,309	65,735	64,279	306,080

Consumer
Satisfactory (1-4)	21,309	11,168	5,711	2,708	3,263	16,380	132,792	193,331
Watch (5)	—	28	—	7	—	160	100	295
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	9	—	2	248	359	629
Total	21,309	11,207	5,720	2,715	3,265	16,788	133,251	194,255

Combined
Satisfactory (1-4)	869,328	1,088,230	635,433	466,685	361,449	884,255	242,085	4,547,465
Watch (5)	—	28	—	186	88	28,211	157	28,670
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	167	—	2	4,053	1,013	5,246
Total	869,328	$1,088,269	$635,600	$466,871	$361,539	$916,519	$243,255	$4,581,381

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

The following table presents the balances of acquired loans related to the various FDIC-assisted transactions at June 30, 2023 and December 31, 2022.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
June 30, 2023
Carrying value of loans receivable	$2,353	$3,483	$6,624	$21,812	$12,094

December 31, 2022
Carrying value of loans receivable	$2,703	$3,983	$7,221	$24,402	$12,750

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2023	2022

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	21	—
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	14	50

Foreclosed assets held for sale and repossessions	35	50

Other real estate owned not acquired through foreclosure	—	183

Other real estate owned and repossessions	$35	$233

At June 30, 2023, there was no other real estate owned not acquired through foreclosure, as two properties were sold during the six months ended June 30, 2023. At December 31, 2022, other real estate owned not acquired through foreclosure included two properties, both of which were branch locations that were closed and held for sale.

At June 30, 2023 and December 31, 2022, residential mortgage loans totaling $190,000 and $173,000, respectively, were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	June 30,
	2023	2022

	(In Thousands)
Net loss (gains) on sales of other real estate owned and repossessions	$(21)	$(137)
Valuation write-downs	8	8
Operating expenses, net of rental income	60	194
	$47	$65

	Six Months Ended
	June 30,
	2023	2022

	(In Thousands)
Net loss (gains) on sales of other real estate owned and repossessions	$(19)	$(143)
Valuation write-downs	82	23
Operating expenses, net of rental income	138	348
	$201	$228

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	June 30,	December 31,
	2023	2022

	(In Thousands)
Land	$39,617	$39,622
Buildings and improvements	106,135	105,096
Furniture, fixtures and equipment	69,224	67,505
Operating leases right of use asset	7,177	7,397
	222,153	219,620
Less: accumulated depreciation	81,597	78,550
	$140,556	$141,070

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of June 30, 2023, the lease right of use asset value was $7.2 million and the corresponding lease liability was $7.4 million. As of December 31, 2022, the lease right of use asset value was $7.4 million and the corresponding lease liability was $7.6 million. At June 30, 2023, expected lease terms ranged from 0.8 years to 15.4 years with a weighted-average lease term of 7.2 years. The weighted-average discount rate at June 30, 2023 was 3.75%.

For the three months ended June 30, 2023 and 2022, lease expense was $433,000 and $389,000, respectively. For the six months ended June 30, 2023 and 2022, lease expense was $843,000 and $758,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended June 30, 2023 and 2022 was $78,000 and $80,000, respectively. The total lease expense related to ATMs for the six months ended June 30, 2023 and 2022 was $150,000 and $149,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended June 30, 2023 and 2022, income recognized from these lease agreements was $325,000 and $296,000, respectively, and was included in occupancy and equipment expense. In the six months ended June 30, 2023 and 2022, income recognized from these lease agreements was $649,000 and $590,000, respectively, and was included in occupancy and equipment expense.

	June 30, 2023	December 31, 2022

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$7,177	$7,397
Operating leases liability	$7,416	$7,599

	For the Three Months Ended
	June 30, 2023	June 30, 2022

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$433	$389

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$403	$381
Right of use assets obtained in exchange for lease obligations:
Operating leases	—	—

	For the Six Months Ended
	June 30, 2023	June 30, 2022

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$843	$758

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$795	$741
Right of use assets obtained in exchange for lease obligations:
Operating leases	296	—

At June 30, 2023, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2023	$699
2024	1,313
2025	1,297
2026	1,241
2027	1,173
2028	900
Thereafter	1,899

Future lease payments expected	8,522

Less: interest portion of lease payments	(1,106)

Lease liability	$7,416

NOTE 10: DEPOSITS

	June 30,	December 31,
	2023	2022

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$138,388	$280,784
1.00% - 1.99%	32,304	125,951
2.00% - 2.99%	23,642	381,547
3.00% - 3.99%	289,779	228,131
4.00% - 4.99%	488,023	4,883
5.00% and above	7,962	—
Total time deposits (weighted average rate 3.30% and 1.93%)	980,098	1,021,296
Non-interest-bearing demand deposits	980,533	1,063,588
Interest-bearing demand and savings deposits (weighted average rate 1.35% and 0.65%)	2,194,220	2,188,535
Brokered deposits (weighted average rate 4.90% and 4.03%)	669,720	411,491
Total Deposits	$4,824,571	$4,684,910

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $669.7 million and $411.5 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, brokered deposits included $300.0 million and $150.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At June 30, 2023, there were additional brokered deposits totaling $133.8 million that had variable rates of interest that reset monthly or quarterly and there were other brokered deposits totaling $185.5 million that had fixed rates of interest but are callable at the Bank’s discretion. At June 30, 2023, approximately 28% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 15% of the Company’s total deposits were uninsured at June 30, 2023.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2023 and December 31, 2022, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At June 30, 2023 and December 31, 2022, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30,	December 31,
	2023	2022

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,610	$1,083
Securities sold under reverse repurchase agreements	59,257	176,843
Overnight borrowings from the Federal Home Loan Bank	70,500	88,500
	$131,367	$266,426

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

	June 30, 2023	December 31, 2022
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$59,257	$176,843

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

Amortization of the debt issuance costs during the three months ended June 30, 2023 and 2022, totaled $75,000 and $75,000, respectively. Amortization of the debt issuance costs during the six months ended June 30, 2023 and 2022, totaled $149,000 and $149,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.94%.

At June 30, 2023 and December 31, 2022, subordinated notes are summarized as follows:

	June 30, 2023	December 31, 2022

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	570	719
	$74,430	$74,281

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2023	2022
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.4)
Tax credits	(2.5)	(1.6)
State taxes	1.5	1.9
Other	0.2	(0.4)
	19.7%	20.5%

	Six Months Ended June 30,
	2023	2022
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.4)
Tax credits	(2.3)	(1.7)
State taxes	1.6	1.7
Other	0.7	(0.1)
	20.5%	20.5%

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2023 and December 31, 2022:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2023
Available-for-sale securities
Agency mortgage-backed securities	$278,494	$—	$278,494	$—
Agency collateralized mortgage obligations	76,500	—	76,500	—
States and political subdivisions securities	56,723	—	56,723	—
Small Business Administration securities	65,194	—	65,194	—
Interest rate derivative asset	9,789	—	9,789	—
Interest rate derivative liability	(41,098)	—	(41,098)	—

December 31, 2022
Available-for-sale securities
Agency mortgage-backed securities	$286,482	$—	$286,482	$—
Agency collateralized mortgage obligations	78,474	—	78,474	—
States and political subdivisions securities	57,495	—	57,495	—
Small Business Administration securities	68,141	—	68,141	—
Interest rate derivative asset	11,061	—	11,061	—
Interest rate derivative liability	(42,097)	—	(42,097)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2023 and December 31, 2022 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the six-month period ended June 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR/SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at June 30, 2023 or December 31, 2022.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the hierarchy in which such measurements fell at June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2023
Collateral-dependent loans	$7,773	$—	$—	$7,773

December 31, 2022
Collateral-dependent loans	$785	$—	$—	$785

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At June 30, 2023 and December 31, 2022, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the six-months ended June 30, 2023 or the year ended December 31, 2022, are shown in the table above (net of reserves).

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

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value on the statements of financial condition. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30, 2023			December 31, 2022
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$203,939	$203,939	1	$168,520	$168,520	1
Held-to-maturity securities	198,387	173,661	2	202,495	177,765	2
Mortgage loans held for sale	10,442	10,442	2	4,811	4,811	2
Loans, net of allowance for credit losses	4,516,613	4,358,355	3	4,506,836	4,391,084	3
Interest receivable	17,178	17,178	3	19,107	19,107	3
Investment in FHLBank stock and other assets	32,758	32,758	3	30,814	30,814	3

Financial liabilities
Deposits	4,824,571	4,809,378	3	4,684,910	4,672,913	3
Short-term borrowings	131,367	131,367	3	266,426	266,426	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,430	70,500	2	74,281	72,000	2
Interest payable	5,026	5,026	3	3,010	3,010	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	54	54	3	73	73	3
Lines of credit	—	—	3	—	—	3

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

At June 30, 2023, the Company had seven interest rate swaps and one interest rate cap totaling $110.5 million in notional amount with commercial customers, and seven interest rate swaps and one interest rate cap with the same aggregate notional amount with third parties related to its program. In addition, the Company has one participation loan purchased totaling $8.7 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2022, the Company had six interest rate swaps and one interest rate cap totaling $107.0 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. In addition, at December 31, 2022, the Company had one participation loan purchased totaling $8.8 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended June 30, 2023 and 2022, the Company recognized net gains of $2,000 and $145,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the six months ended June 30, 2023 and 2022, the Company recognized net losses of $289,000 and net gains of $297,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At June 30, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company receives a fixed rate of interest of 1.6725% and pays a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The floating rate of interest was 5.193% as of June 30, 2023. To the extend the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate is reset monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. At June 30, 2023, the USD-Prime rate was 8.25% and the one-month USD-SOFR OIS rate was 5.06528%.

The Company recorded loan interest income of $2.0 million on the terminated interest rate swap during each of the three months ended June 30, 2023 and 2022. The Company recorded loan interest income of $4.0 million on the terminated interest rate swap during each of the six months ended June 30, 2023 and 2022. The Company recorded negative loan interest income related to the March 2022 interest rate swap of $2.6 million in the three months ended June 30, 2023 and recorded loan interest income of $668,000 in the three months ended June 30, 2022. The Company recorded negative loan interest income related to the March 2022 interest rate swap of $4.7 million in the six months ended June 30, 2023 and recorded loan interest income of $1.0 million in the six months ended June 30, 2022. The Company recorded negative loan interest income related to the two July 2022 interest rate swaps of $1.7 million in the three and six months ended June 30, 2023. Net settlements on these two interest rate swaps began in May 2023.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and six months ended June 30, 2023 and 2022, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2023	2022

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$30,979	$31,277

Total derivatives designated as hedging instruments		$30,979	$31,277

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$9,789	$11,061

Total derivatives not designated as hedging instruments		$9,789	$11,061

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$10,119	$10,820

Total derivatives not designated as hedging instruments		$10,119	$10,820

The following table presents the effect of cash flow hedge accounting through accumulated other comprehensive income on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2023	2022

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,562)	$(1,564)
Active interest rate swaps, net of income taxes	(6,351)	(2,589)
	$(7,913)	$(4,153)

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2023	2022

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(3,108)	$(3,111)
Active interest rate swaps, net of income taxes	224	(5,672)
	$(2,884)	$(8,783)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended June 30,
Cash Flow Hedges	2023		2022
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$73,618	$—	$52,698	$—
Total Interest Expense	—	25,480	—	3,867
	$73,618	$25,480	$52,698	$3,867

Terminated interest rate swap	$2,025	$—	$2,025	$—
Active interest rate swaps	(4,226)	—	668	—
	$(2,201)	$—	$2,693	$—

	Six Months Ended June 30,
Cash Flow Hedges	2023		2022
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$145,081	$—	$99,372	$—
Total Interest Expense	—	43,751	—	7,275
	$145,081	$43,751	$99,372	$7,275

Terminated interest rate swap	$4,028	$—	$4,028	$—
Active interest rate swaps	(6,379)	—	1,038	—
	$(2,351)	$—	$5,066	$—

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

At June 30, 2023, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and an active interest rate swap to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $185,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At June 30, 2023, the Company had given cash collateral to one derivative counterparty of $23.1 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $10.3 million for commercial lending swaps, collateral from the Company of $32.7 million for interest rate swaps related to variable rate loans and collateral from the Company of $519,000 for swaps related to brokered deposits.

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

If the Company had breached any of these provisions at June 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) the remaining effects of the COVID-19 pandemic on general economic and financial market conditions and on public health; (iv) fluctuations in interest rates, the effects of inflation or a potential recession, whether caused by Federal Reserve actions or otherwise; (v) the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; (vi) slower economic growth caused by changes in energy prices, supply chain disruptions or other factors; (vii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (viii) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (ix) the Company’s ability to access cost-effective funding and maintain sufficient liquidity; (x) fluctuations in real estate values and both residential and commercial real estate market conditions; (xi) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company’s business; (xiv) changes in accounting policies and practices or accounting standards; (xv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; (xvii) competition; (xviii) the transition from LIBOR to new interest rate benchmarks; and (xix) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described in the Company’s most recent Annual Report on Form 10-K, including, without limitation, those described under “Item 1A. Risk Factors,” subsequent Quarterly Reports on Form 10-Q and other documents filed or furnished from time to time by the Company with the SEC (which are available on our website at www.greatsouthernbank.com and the SEC’s website at www.sec.gov), could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2023, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2023, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market from Fifth Third Bank. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At June 30, 2023, the amortizable intangible assets included the arena naming rights of $5.2 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of June 30, 2023. While management believes no impairment existed at June 30, 2023, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2023	2022

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	—	53
Arena Naming Rights (April 2022)	5,248	5,364
Intangibles	5,248	5,417
	$10,644	$10,813

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the Company’s financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively affect the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020, which severely affected tourism, labor markets, business travel, immigration and the global supply chain, among other areas. The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sporting events, retail shops, personal services, and more. The pandemic has not been disruptive to the U.S. and global economies for several months now, with governments, households and businesses increasingly adept at making adjustments for the virus.

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

The Federal Reserve has been aggressively raising interest rates since early 2022, pushing the federal funds rate to more than 5%. Monetary policy is projected to continue to tighten as the Fed allows Treasury and mortgage-backed securities on its balance sheet to mature and prepay. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.38 trillion in fiscal 2022, and is expected to increase slightly to $1.4 trillion in fiscal 2023. Lawmakers were appropriately not focused on deficits during the pandemic, but as the pandemic fades, addressing the fragile fiscal situation is critical.

The Fed increased the fed funds rate by 50 basis points at the December 2022 meeting of the Federal Open Market Committee and 25 basis points in February 2023, March 2023, and May 2023. This brought the funds rate target to more than 5.00%. This quantitative tightening is expected to reduce the central bank’s holdings of securities by about $100 billion each month.

Prompting the Fed to take such a hawkish policy stance is the painfully high inflation, resulting largely from pandemic-related disruptions to global supply chains and labor markets, and Russia’s invasion of Ukraine, which pushed up oil and other commodity prices. Adding to the pressure to act is the resilient growth in jobs, low unemployment and overly strong wage growth. The unemployment rate returned to its post-pandemic low of 3.5%, and it did so even as the labor force expanded by 439,000 and the participation rate edged higher to 62.3%. The unemployment rate was down or unchanged across most major demographic groups.

Congress passed the Inflation Reduction Act in August 2022, which is designed to raise nearly $750 billion over the next decade through higher taxes on large corporations and wealthy individuals and lower Medicare prescription drug costs, to pay for nearly $450 billion in tax credits and deductions and additional government spending to address climate change and lower health insurance premiums for Americans who benefit from the Affordable Care Act. The remaining more than $300 billion goes to reducing future budget deficits. Broadly, the legislation addresses climate change, lowers healthcare costs for lower-income households and seniors, and reduces future budget deficits.

As of June 2023, global oil prices continued to hover near $75 per barrel. This reflects the implementation of the European Union’s sanctions on Russian oil and a price cap on Russian oil imposed by Western nations led by the U.S. Chinese oil demand has picked up during 2022-2023, but only modestly as the country’s economic recovery has been tepid to date. OPEC is projected to cut oil production over the remainder of 2023 and into 2024, if necessary, to ensure prices rebound.

Ten-year Treasury yields are fluctuating between 3.5% and 3.75%, which is just below their estimated long-run equilibrium of 4%.

Employment

The national unemployment rate increased slightly to 3.6% in June 2023, compared to 3.5% in March 2023. The number of unemployed individuals also increased slightly to 6.0 million in June 2023, compared to 5.8 million in March 2023. The unemployment rate has ranged from 3.4% to 3.7% since March 2022. Total employment increased by 209,000 in June 2023, compared with the average monthly gain of 334,000 over the prior 6 months. In June 2023, employment in leisure and hospitality was little changed for the third consecutive month. Employment in the industry remains below its February 2020 level by 369,000, or 2.2%.

Employment in transportation and warehousing changed little in June 2023 and has shown no clear trend in recent months. Over the month, employment edged down in warehousing and storage, while air transportation added jobs.

As of June 2023, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.6%. Based on June 2023 information, the unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 3.3% in June 2022 to 3.2% in June 2023. Unemployment rates for June 2023 in the states where the Company has branches or loan production offices were Arizona at 3.5%, Arkansas at 2.6%, Colorado at 2.8%, Georgia at 3.2%, Illinois at 4.0%, Iowa at 2.7%, Kansas at 2.8%, Minnesota at 2.9%, Missouri at 2.6%, Nebraska at 1.9%, North Carolina at 3.3%, Oklahoma at 2.7%, and Texas at 4.1%.

Single Family Housing

In June 2023, sales of new single-family houses in the U.S. were at a seasonally adjusted annual rate of 697,000, according to the estimates released jointly by the U.S. Census Bureau and Department of Housing and Urban Development. This is 2.5% below the revised May 2023 rate of 715,000 and 23.8% above the June 2022 estimate of 563,000.

The median sales price of new houses sold in June 2023 was $415,400, down slightly from $416,300 in May 2023. The average sales price in June 2023 of $494,700 was up from $487,300 in May 2023. The seasonally‐adjusted estimate of new houses for sale at the end of June 2023 was 432,000. This represents a supply of 7.4 months at the current sales rate.

After recording a slight increase in May 2023, national existing-home sales fell 3.3% in June 2023 to a seasonally adjusted rate of 4.16 million. Sales retreated 18.9% from one year ago. Existing–home sales in the Midwest were flat from May 2023 and down 19.5% year over year.

The median existing-home sales price nationally as of June 2023 was $410,200, up from the May 2023 median of $396,100 and slightly less than the all-time high of $413,800 recorded in June 2022. Limited supply is leading to competitive negotiations, with one-third of homes sold this month being sold above the list price. The median price in the Midwest rose 2.1% over a year ago to $311,800, but still remains the lowest of the four major regions.

Nationally, properties on average remained on the market for 18 days in June 2023, compared to 14 days in June 2022. Sixty-six percent of homes sold in June 2023 were on the market for less than a month.

Unsold inventory sat at 1.08 million units at the end of June 2023, which is down 13.6% from June 2022. The number represents only a 3.1 month supply, which is well short of the 5 to 6 months typically required for a more balanced market.

New home construction dropped precipitously after the Great Recession and has yet to fully recover. Additional issues have contributed to the current housing shortage, including the pandemic, inflation and increased interest rates.

A lack of housing options creates a very competitive market, in which many buyers must compete for few available properties. This often results in bidding wars and drives up home prices. It can also leave buyers with little power and fewer protections in the transaction, as sellers have their choice of other hopefuls who might be willing to waive contingencies and accept any terms the seller wants.

First-time buyers accounted for 27% of sales in June 2023, down from 28% in May 2023 and 30% in June 2022.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.96% as of July 13, 2023 which was up from 6.81% the previous week and from 5.51% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

The multi-family trend of supply outpacing demand continued for the sixth quarter in a row to start off 2023. Net absorption rebounded into positive territory after turning negative at the end of 2022, with 42,000 units absorbed. However, with 109,000 new units delivered during the first quarter of 2023, rent growth nationally decelerated once again, going from 3.8% at the end of 2022 to 1.1%.

The Midwest and Northeast markets fared the best over the past 12 months, with rent growth down only marginally. Sun Belt markets have seen significant slowing in rents over the past 12 months. Phoenix has gone from rent growth rates of 17% to -1.9%. The downward movement of rents is expected to continue for the rest of 2023, as many markets are experiencing oversupply conditions and the risk of recession continues to hang over the economy.

The supply/demand imbalance has pushed the national vacancy rate up 200 basis points from an all-time low of 4.7% in the third quarter of 2021 to 6.8% as of June 30, 2023. CoStar’s current forecast is for the national vacancy rate to finish this year in the mid 7% range, which would be 100 basis points higher than pre-pandemic levels. Absorption in the first quarter of 2023 was well below the five-year pre-pandemic average of 82,000, as higher costs due to elevated inflation weighed on demand. Significant rent increases in 2021 and 2022 also are forcing some renter households to find alternative housing situations, such as returning home to their parents or finding a roommate. Economic uncertainty continues to hold back household formation, which is dampening middle market demand.

When demand in the multi-family market spiked in the first year of the pandemic, developers accelerated plans for new projects. Now, two years later, a good number of those developments are set to deliver this year. The national forecast predicts 530,000 new units to be delivered in 2023, the most new supply to hit the market since the mid-1980s. In addition, 20 markets are projected to hit new record deliveries in 2023 and Sun Belt locations comprise 12 of those markets. These record deliveries are hitting at the exact same time demand remains weak, putting several of these 20 markets at significant risk of worsening fundamentals by the end of the year.

The difference in price points in the sector does make a difference in vacancy. Four & Five Star vacancies both rose by 20 basis points to 8.7% in the first quarter of 2023. Not all markets, however, registered increased vacancies over the past year. Chicago finished the first quarter of 2023 at the same level as a year ago, at 5.5%.

Although factors such as declining household formations, rising supply deliveries, and weakening demand may present temporary obstacles, the long-term issue of a major housing shortage remains in our nation. Thus, rent growth is anticipated to rebound above historical averages.

As of June 30, 2023, national multi-family market vacancy rates increased to 6.8%. Our market areas reflected the following apartment vacancy levels as of June 2023: Springfield, Missouri at 4.4%, St. Louis at 9.4%, Kansas City at 7.1%, Minneapolis at 6.9%, Tulsa, Oklahoma at 7.7%, Dallas-Fort Worth at 8.8%, Chicago at 5.3%, Atlanta at 10.7%, Phoenix at 9.6%, Denver at 7.8% and Charlotte, North Carolina at 9.7%.

Office fundamentals remain weak as 2023 enters its second half and industry players settle in for what looks to be an ongoing period of difficult market conditions. So far this year, tenants have vacated nearly 40 million square feet more than they have occupied, putting 2023 on pace for the largest amount of negative net absorption on record. Since the beginning of 2020, office occupiers have given back over 150 million square feet, nearly 2% of inventory. As a result, vacancy is at a record 13.2% and is still climbing. A projected 67 million square feet of new inventory, the most since 2009, is set to be delivered by the end of the year, adding to near-term supply-side pressure.

Some positive market indications show that while hybrid work is prevalent, fully remote work has declined, suggesting a potential floor on office needs has been reached. Furthermore, major tech companies like Amazon and Meta have firmed up requirements for in-person work, and in April 2023, the Biden Administration issued guidance to Federal Government agencies with the stated goal of “substantially increasing in-person work.”

As of June 30, 2023, national office vacancy rates increased to 13.2% from 12.4% as of June 30, 2022, while our market areas reflected the following vacancy levels at June 30, 2023: Springfield, Missouri at 4.1%, St. Louis at 10.8%, Kansas City at 11.5%,

Minneapolis at 10.9%, Tulsa, Oklahoma at 11.7%, Dallas-Fort Worth at 17.9%, Chicago at 15.7%, Atlanta at 14.7%, Denver at 15.5%, Phoenix at 15.7% and Charlotte, North Carolina at 12.3%.

Despite growing concerns surrounding rising costs and a potential recession, resilient demand from a diverse array of sectors, coupled with a below-average pace of store closures, resulted in another quarter of positive expansion for the U.S. retail sector in the second quarter of 2023.

The lack of available retail space in desirable locations is a factor contributing to the recent pullback in leasing activity. Other factors include a more challenging operating environment, a lack of available labor, and a rise in uncertainty surrounding the outlook for consumption. Despite slowing leasing activity, the growth in demand for retail space outpaced net deliveries in the three months ended June 30, 2023.

During the second quarter of 2023, national retail vacancy rates remained steady at 4.2% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.1%, St. Louis at 4.8%, Kansas City at 4.2%, Minneapolis at 3.1%, Tulsa, Oklahoma at 3.0%, Dallas-Fort Worth at 4.6%, Chicago at 5.1%, Atlanta at 3.7%, Phoenix at 4.7%, Denver at 4.1%, and Charlotte, North Carolina at 3.1%.

U.S. industrial market performance is downshifting heading into the second half of 2023. While the national vacancy rate is expected to remain below its 20-year average of 7.3%, the next 12 months could still prove to be one of the more challenging periods for the market over the next five years.

So far during 2023, net absorption has remained positive but has lost steam, with the second quarter of 2023 coming in 30% below second quarter levels averaged during the three years prior to the pandemic. After continuously rebuilding inventories from the fall of 2021 through the fall of 2022, retailers and wholesalers are pausing further inventory accumulation out of caution over the economic outlook, causing U.S. imports to decline from record highs. Regardless, oncoming new supply is likely to push the national vacancy rate up during 2023 and early 2024.

National industrial vacancy rates increased to 4.8% from 4.0% as of June 30, 2022. Our market areas reflected the following vacancy levels: Springfield, Missouri at 1.1%, St. Louis at 4.4%, Kansas City at 4.4%, Minneapolis at 3.3%, Tulsa, Oklahoma at 3.6%, Dallas-Fort Worth at 7.2%, Chicago at 4.2%, Atlanta at 4.6%, Phoenix at 4.3%, Denver at 6.4% and Charlotte, North Carolina at 5.1%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, consumer sentiment, commercial real estate price indices and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

COVID-19 Impact to Our Business and Response

Great Southern continues to monitor and respond to the effects of the COVID-19 pandemic. As always, the health, safety and well-being of our customers, associates and communities, while maintaining uninterrupted service, are the Company’s top priorities. Centers for Disease Control and Prevention (CDC) guidelines, as well as directives from federal, state and local officials, are closely monitored to make informed operational decisions, if necessary. COVID-19 infection rates currently are low in our markets and the CDC has removed restrictions that were previously in place.

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

Great Southern’s total assets increased $38.9 million, or 0.7%, from $5.68 billion at December 31, 2022, to $5.72 billion at June 30, 2023. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at June 30, 2023 and December 31, 2022.”

Loans. Net outstanding loans increased $9.8 million, or 0.2%, from $4.51 billion at December 31, 2022, to $4.52 billion at June 30, 2023. The increase was primarily in other residential (multi-family) loans. This increase was partially offset by a decrease in construction loans and commercial real estate loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family), and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, Phoenix and Tulsa. Stringent underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are also subject to certain underwriting standards to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both June 30, 2023 and December 31, 2022, 0.2% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination and an estimated 0.2% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

The level of non-performing loans and foreclosed assets affects our net interest income and net income. We generally do not accrue interest income on these loans and do not recognize interest income until the loans are repaid or interest payments have been made for a period of time sufficient to provide evidence of improved repayment ability on the loans. Generally, the higher the level of non-performing assets, the greater the negative impact on interest income and net income.

The Company has prepared for discontinuation of the use of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements used by the Company, but by far the most significant area impacted by LIBOR is related to commercial and residential mortgage loans. All LIBOR rates have been discontinued as reference rates after June 30, 2023. Other interest rates used globally could be discontinued in the future.

With the cessation of all remaining LIBOR indices as of June 30, 2023, the Company implemented its LIBOR fallback plan for all remaining LIBOR-based loans, replacing the LIBOR indices with various SOFR-based indices consistent with the regulations of the Board of Governors of the Federal Reserve System implementing the Adjustable Interest Rate (LIBOR) Act. All impacted customers were notified and the Company’s systems were updated with the applicable indices as of July 1, 2023.

Available-for-sale Securities. In the six months ended June 30, 2023, available-for-sale securities decreased $13.7 million, or 2.8%, from $490.6 million at December 31, 2022, to $476.9 million at June 30, 2023.

Held-to-maturity Securities. In the six months ended June 30, 2023, held-to-maturity securities decreased $4.1 million, or 2.0%, from $202.5 million at December 31, 2022, to $198.4 million at June 30, 2023.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2023, total deposit balances increased $139.7 million, or 3.0%. Compared to December 31, 2022, transaction account balances decreased $77.4 million, or 2.4%, to $3.17 billion at June 30, 2023, and retail certificates of deposit decreased $41.2 million, or 4.0%, to $980.1 million at June 30, 2023. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts and various NOW accounts, as small businesses and individuals appear to be drawing down their balances to pay for goods and services, or are seeking a higher-yielding alternative. Retail time deposits decreased due to decreases in national time deposits initiated through internet channels and also a decrease in retail certificates generated through the Company’s banking center network. Time deposits initiated through internet channels are no longer a significant part of the Company’s total deposits. Brokered deposits, including IntraFi program purchased funds, were $669.7 million and $411.5 million at June 30, 2023 and December 31, 2022, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2023 and 2022 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $117.6 million from $176.8 million at December 31, 2022 to $59.3 million at June 30, 2023. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. The Company’s FHLBank term advances were $-0- at both June 30, 2023 and December 31, 2022. At June 30, 2023 there were $70.5 million in overnight borrowings from the FHLBank, which are included in short term borrowings. At December 31, 2022 there were $88.5 million in overnight borrowings from the FHLBank.

Short term borrowings and other interest-bearing liabilities decreased $17.5 million from $89.6 million at December 31, 2022 to $72.1 million at June 30, 2023. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month SOFR, three-month SOFR or the “prime rate” and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk”).

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25% and 0.25% in February, March and May 2023, respectively. At June 30, 2023 the Federal Funds rate was 5.25%. On July 26, 2023, the FRB implemented another 0.25% rate increase, bringing the Federal Funds rate to 5.50%. Financial markets now expect the possibility of further increases in Federal Funds interest rates in the latter half of 2023 to be less likely. However, the FRB has indicated that interest rate decisions will be made at each meeting based on economic data available to the FRB at the time. A substantial portion of Great Southern’s loan portfolio ($499.7 million at June 30, 2023) is tied to the one-month or three-month LIBOR index (SOFR index effective July 1, 2023) and will be subject to adjustment at least once within 90 days after June 30, 2023. Of these loans, $499.4 million had interest rate floors. Great Southern’s loan portfolio also includes loans ($890.9 million at June 30, 2023) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2023. Of these loans, $890.9 million had interest rate floors. Great Southern also has a portfolio of loans ($769.3 million at June 30, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at June 30, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At June 30, 2023, nearly all of these LIBOR/SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index (now transitioned to SOFR), SOFR indices or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our LIBOR-based, SOFR-based and prime-based loans.

As of June 30, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon.

In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products.

During 2020, we did experience some compression of our net interest margin percentage due to Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020, and net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases have moderated and loan yield increases have also moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Non-Interest (Operating) Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income may also be affected by the Company’s interest rate derivative activities, if the Company chooses to implement derivatives. See Note 16 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in this report. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2023 and 2022.”

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Currently, the CBLR is 9.0%. The Company and the Bank have chosen not to utilize the new CBLR due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Business Initiatives

In January 2023, a high-transaction-volume banking center located at 1615 West Sunshine Street in Springfield, Missouri, was razed to make way for a new Express Center drive-thru, which will use only interactive teller machine (ITM) technology to serve customers. The modern four-lane drive-up center is expected to open in early September 2023 and be the first-of-its-kind in the Springfield market. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner during extended business hours. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the penny. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.

During 2023, the Great Southern team is preparing to convert to a new core banking platform and ancillary systems, delivered by a third-party vendor. This upgrade in the operational platform is expected to provide new and advanced tools and access to more meaningful information to better serve customers. The migration to the new system is expected to occur in mid-2024. As significant preliminary work was completed in 2022 and early 2023, it was determined to extend the conversion timeline from third quarter 2023 to allow for further system testing related to some of our more highly-customized applications and products and to accommodate certain functionality enhancements to the platform.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

During the six months ended June 30, 2023, the Company’s total assets increased by $38.9 million to $5.72 billion. The increase was primarily in interest-bearing deposits in other financial institutions and loans.

Cash and cash equivalents were $203.9 million at June 30, 2023, an increase of $35.4 million, or 21.0%, from $168.5 million at December 31, 2022. This increase was primarily due to a $34.8 million increase in interest bearing deposits in the Federal Reserve Bank.

The Company’s available-for-sale securities decreased $13.7 million, or 2.8%, compared to December 31, 2022. The decrease was primarily due to a decrease in the market value of these available-for-sale securities as a result of increases in marked interest rates and by normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 8.3% of total assets at June 30, 2023 compared to 8.6% at December 31, 2022.

Held-to-maturity securities were $198.4 million at June 30, 2023, a decrease of $4.1 million, or 2.0%, from $202.5 million at December 31, 2022. The held-to-maturity securities portfolio was 3.5% and 3.6% of total assets at June 30, 2023 and December 31, 2022, respectively.

Net loans increased $9.8 million from December 31, 2022, to $4.52 billion at June 30, 2023. This increase was primarily in other residential (multi-family) loans ($104 million increase), which was partially offset by a decrease in commercial construction loans ($49 million decrease) and commercial real estate loans ($33 million decrease). Loan origination volume in the six months ended June 30, 2023 significantly decreased compared to the origination volume that occurred in 2021 and most of 2022 due to the increase in market interest rates that began in late 2022 and continued during the 2023 period. In addition, the pace of loan payoffs prior to maturity has slowed in the latter half of 2022 and into 2023 due to the significant increase in market rates of interest. The Company did experience a few large loan payoffs in the three months ended June 30, 2023, as completed projects were sold or the borrower paid off our loan by refinancing the debt elsewhere with long-term financing.

Total liabilities increased $25.7 million, from $5.15 billion at December 31, 2022 to $5.17 billion at June 30, 2023. This increase was primarily due to an increase in brokered deposits, which was partially offset by a reduction in securities sold under reverse repurchase agreements with customers, which decreased $117.6 million in the six months ended June 30, 2023.

Total deposits increased $139.7 million, or 3.0%, to $4.82 billion at June 30, 2023. Total checking account balances decreased $77.4 million, from $3.25 billion at December 31, 2022 to $3.17 billion at June 30, 2023. Total interest-bearing checking accounts increased $5.7 million while non-interest-bearing checking accounts decreased $83.1 million. Retail certificates of deposit decreased $41.2 million compared to December 31, 2022, to $980.1 million at June 30, 2023. Customer retail time deposits initiated through our banking center network decreased $12.9 million and time deposits initiated through our national internet network decreased $27.3 million. Brokered deposits increased $258.2 million to $669.7 million at June 30, 2023, compared to $411.5 million at December 31, 2022. Brokered deposits were utilized to fund growth in outstanding loans and to offset reductions in balances in other deposit categories. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. The market remains extremely competitive for both time deposits and non-time deposits. The Company attempts to retain its non-brokered deposits, but at times will utilize more brokered deposits and overnight FHLBank borrowings when market rates paid on non-brokered deposits are very high.

Securities sold under reverse repurchase agreements with customers decreased $117.6 million from $176.8 million at December 31, 2022 to $59.3 million at June 30, 2023. These balances fluctuate over time based on customer demand for this product. In March 2023, some customers elected to move funds from these repurchase accounts into other types of deposit accounts offered by the Bank that included deposit insurance coverage through the IntraFi deposit program.

Short-term borrowings and other interest-bearing liabilities decreased $17.5 million from $89.6 million at December 31, 2022 to $72.1 million at June 30, 2023. At June 30, 2023, $70.5 million of this total was overnight borrowings from the FHLBank, which was used to fund increases in outstanding loans.

Total stockholders’ equity increased $13.2 million, from $533.1 million at December 31, 2022 to $546.3 million at June 30, 2023. Stockholders’ equity increased due to net income of $38.8 million for the six months ended June 30, 2023 and a $1.1 million increase due to stock option exercises. Partially offsetting these increases were repurchases of the Company’s common stock totaling $14.3 million and dividends declared on common stock of $9.6 million. Accumulated other comprehensive income/loss decreased $2.7 million (meaning net loss increased) during the six months ended June 30, 2023, primarily due to decreases in the fair value of cash flow hedges, as a result of increased market interest rates.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2023 and 2022

General

Net income was $18.3 million for the three months ended June 30, 2023 compared to $18.2 million for the three months ended June 30, 2022. This increase of $96,000, or 0.5%, was primarily due to a decrease in provision for credit losses on unfunded commitments of $3.8 million, or 172.8%, and a decrease in income tax expense of $211,000, or 4.5%, partially offset by an increase in non-interest expense of $1.7 million, or 5.2%, a decrease in non-interest income of $1.6 million, or 16.6%, and a decrease in net interest income of $693,000, or 1.4%.

Net income was $38.8 million for the six months ended June 30, 2023 compared to $35.2 million for the six months ended June 30, 2022. This increase of $3.6 million, or 10.1%, was primarily due to an increase in net interest income of $9.2 million, or 10.0%, and a decrease in provision for credit losses on loans and unfunded commitments of $3.0 million, or 146.6%. The provision for credit losses on loans increased $1.5 million, while the provision for credit losses on unfunded commitments decreased $4.5 million. These items were partially offset by an increase in non-interest expense of $4.9 million, or 7.6%, a decrease in non-interest income of $2.8 million, or 15.3%, and an increase in income tax expense of $896,000, or 9.9%.

Total Interest Income

Total interest income increased $20.9 million, or 39.7%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was due to a $20.7 million increase in interest income on loans and a $242,000 increase in interest income on investment securities and other interest-earning assets. Interest income from loans increased during the three months ended June 30, 2023 compared to the same period in 2022 due to higher average balances and higher average rates of interest. Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2023 compared to the same period in 2022 due to higher average balances of investment securities and higher average rates of interest.

Total interest income increased $45.7 million, or 46.0%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was due to a $43.1 million increase in interest income on loans and a $2.7 million increase in interest income on investment securities and other interest-earning assets. Interest income from loans increased during the six months ended June 30, 2023 compared to the same period in 2022 due to higher average balances and higher average rates of interest. Interest income from investment securities and other interest-earning assets increased during the six months ended June 30, 2023 compared to the same period in 2022 due to higher average rates of interest and higher average balances of investment securities.

Interest Income – Loans

During the three months ended June 30, 2023 compared to the three months ended June 30, 2022, interest income on loans increased $17.1 million due to higher average interest rates on loans. The average yield on loans increased from 4.34% during the three months ended June 30, 2022, to 5.84% during the three months ended June 30, 2023. This increase was primarily due to the origination of new loans and the repricing of floating rate loans in the second half of 2022 and into 2023 as market interest rates increased significantly. Interest income on loans also increased $3.5 million as the result of higher average loan balances, which increased from $4.32 billion during the three months ended June 30, 2022, to $4.63 billion during the three months ended June 30, 2023. The Company continued to originate loans at a pace similar to prior periods through the first nine months of 2022, and overall loan repayments slowed in 2022 and 2023 compared to the level of repayments in 2021. Since the end of 2022, loan originations and net loan growth have been muted.

During the six months ended June 30, 2023 compared to the six months ended June 30, 2022, interest income on loans increased $34.0 million due to higher average interest rates on loans. The average yield on loans increased from 4.29% during the six months ended June 30, 2022, to 5.80% during the six months ended June 30, 2023. This increase was primarily due to the origination of new loans and the repricing of floating rate loans in the second half of 2022 and into 2023 as market interest rates increased significantly. Interest income on loans also increased $9.0 million as the result of higher average loan balances, which increased from $4.23 billion during the six months ended June 30, 2022, to $4.62 billion during the six months ended June 30, 2023.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million notional interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the quarters ended June 30, 2023 and 2022. The Company recorded interest income related to the interest rate swap of $4.0 million in each of the six month periods ended June 30, 2023 and 2022. At June 30, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (now SOFR). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate of interest exceeds one-month USD-SOFR, the Company will receive net interest settlements, which will be recorded as loan interest income. If one-month USD-SOFR exceeds the fixed rate of interest (as it does currently), the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $2.6 million in the three months ended June 30, 2023. The Company recorded loan interest income related to this swap transaction of $668,000 in the three months ended June 30, 2022. The Company recorded a reduction of loan interest income related to this swap transaction of $4.7 million in the six months ended June 30, 2023. The Company recorded loan interest income related to this swap transaction of $1.0 million in the six months ended June 30, 2022.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest (as it does currently), the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $1.7 million in the three and six months ended June 30, 2023. At June 30, 2023, the USD-Prime rate was 8.25% and the one-month USD-SOFR OIS rate was 5.06528%.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $737,000 in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest income decreased $421,000 as a result of lower average interest rates from 3.09% during the three months ended June 30, 2022, to 2.86% during the three month period ended June 30, 2023. The decrease in the average rates was primarily due to certain bonds issued by state and local subdivisions with higher interest rates being called prior to their maturity date. Interest income decreased $316,000 as a result of a decrease in average balances from $741.4 million during the three months ended June 30, 2022, to $699.0 million during the three months ended June 30, 2023. Average balances of securities decreased primarily due to calls of municipal securities and normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

Interest income on investments increased $855,000 in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Interest income increased $918,000 as a result of an increase in average balances from $638.3 million during the six months ended June 30, 2022, to $702.9 million during the six months ended June 30, 2023. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities that have a fixed rate of interest with expected lives of four to ten years, which fits with the Company’s current asset/liability management strategies, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income decreased $63,000 as a result of lower average interest rates, which decreased from 2.88% during the six months ended June 30, 2022, to 2.86% during the six month period ended June 30, 2023 for the same reason noted above.

Interest income on other interest-earning assets increased $979,000 in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest income increased $1.0 million as a result of higher average interest rates from 0.74% during the three months ended June 30, 2022, to 4.93% during the three months ended June 30, 2023. Partially offsetting that increase, interest income decreased $29,000 as a result of a decrease in average balances from $115.5 million during the three months ended June 30, 2022, to $97.0 million during the three months ended June 30, 2023. The increase in average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased multiple times in 2022 and 2023 in conjunction with the increase in the Federal Funds target interest rate. The decrease in average balances was due to utilization of these funds in loan originations and securities purchases.

Interest income on other interest-earning assets increased $1.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Interest income increased $1.9 million as a result of higher average interest rates from 0.29% during the six months ended June 30, 2022, to 4.73% during the six months ended June 30, 2023. Partially offsetting that increase, interest income decreased $83,000 as a result of a decrease in average balances from $286.1 million during the six months ended June 30, 2022, to $94.4 million during the six months ended June 30, 2023. The increase in average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased multiple times in 2022 and 2023 in conjunction with the increase in the Federal Funds target interest rate. The decrease in average balances was due to utilization of these funds in loan originations and securities purchases.

Total Interest Expense

Total interest expense increased $21.6 million, or 558.9%, during the three months ended June 30, 2023, when compared with the three months ended June 30, 2022, due to an increase in interest expense on deposits of $19.4 million, or 823.9%, an increase in interest expense on short-term borrowings of $1.7 million, or 723.3%, an increase in interest expense on subordinated debentures issued to capital trusts of $267,000, or 167.9%, and an increase in interest expense on securities sold under reverse repurchase agreements of $213,000, or 2,662.5%. Interest expense on subordinated notes decreased $1,000, or 0.1%.

Total interest expense increased $36.5 million, or 501.4%, during the six months ended June 30, 2023, when compared with the six months ended June 30, 2022, due to an increase in interest expense on deposits of $31.9 million, or 703.9%, an increase in interest expense on short-term borrowings of $3.5 million, or 1,470.9%, an increase in interest expense on securities sold under reverse repurchase agreements of $545,000, or 3,027.8%, and an increase in interest expense on subordinated debentures issued to capital trusts of $542,000, or 195.7%.

Interest Expense – Deposits

Interest expense on demand and savings deposits increased $6.1 million due to average rates of interest that increased from 0.14% in the three months ended June 30, 2022 to 1.25% in the three months ended June 30, 2023. Interest rates paid on demand deposits were higher in the 2023 period due to significant increases in overall market rates. Partially offsetting this increase, interest expense on demand deposits decreased $62,000, due to a decrease in average balances from $2.39 billion during the three months ended June 30, 2022 to $2.19 billion during the three months ended June 30, 2023. The Company experienced decreased balances in various types of money market accounts, certain types of NOW accounts and IntraFi Network Reciprocal Deposits.

Interest expense on demand and savings deposits increased $9.9 million due to average rates of interest that increased from 0.14% in the six months ended June 30, 2022 to 1.03% in the six months ended June 30, 2023. Interest rates paid on demand deposits were higher in the 2023 period due to significant increases in overall market rates. Partially offsetting this increase, interest expense on demand deposits decreased $284,000, due to a decrease in average balances from $2.38 billion during the six months ended June 30, 2022 to $2.19 billion during the six months ended June 30, 2023. The Company experienced decreased balances in various types of money market accounts, certain types of NOW accounts and IntraFi Network Reciprocal Deposits.

Interest expense on time deposits increased $5.7 million as a result of an increase in average rates of interest from 0.53% during the three months ended June 30, 2022, to 2.85% during the three months ended June 30, 2023. Interest expense on time deposits increased $339,000 due to an increase in average balances of time deposits from $781.8 million during the three months ended June 30, 2022 to $987.5 billion in the three months ended June 30, 2023. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates throughout 2022 and targeted promotions during the latter half of 2022 and the first half of 2023.

Interest expense on time deposits increased $8.5 million as a result of an increase in average rates of interest from 0.55% during the six months ended June 30, 2022, to 2.46% during the six months ended June 30, 2023. Interest expense on time deposits increased $1.5 million due to an increase in average balances of time deposits from $822.5 million during the six months ended June 30, 2022 to $1.00 billion in the six months ended June 30, 2023. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates throughout 2022 and targeted promotions during the latter half of 2022 and the first half of 2023.

Interest expense on brokered deposits increased $4.6 million, due to an increase in average balances from $132.7 million during the three months ended June 30, 2022 to $637.6 million during the three months ended June 30, 2023. Interest expense on brokered deposits increased $2.8 million due to average rates of interest that increased from 1.50% in the three months ended June 30, 2022 to 4.97% in the three months ended June 30, 2023. Brokered deposits added during 2023 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

Interest expense on brokered deposits increased $10.6 million, due to an increase in average balances from $100.3 million during the six months ended June 30, 2022 to $547.7 million during the six months ended June 30, 2023. Interest expense on brokered deposits increased $1.7 million due to average rates of interest that increased from 1.39% in the six months ended June 30, 2022 to 4.79% in the six months ended June 30, 2023. Brokered deposits added during 2023 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three and six months ended June 30, 2023 and 2022.

Interest expense on reverse repurchase agreements increased $215,000 due to higher average interest rates during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. The average rate of interest was 0.02% for the three months ended June 30, 2022 compared to 1.60% for the three months ended June 30, 2023. The average balance of repurchase agreements decreased $80.3 million from $135.5 million in the three months ended June 30, 2022 to $55.3 million in the three months ended June 30, 2023, which was due to changes in customers’ desire for this product, which can fluctuate.

Interest expense on reverse repurchase agreements increased $548,000 due to higher average interest rates during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The average rate of interest was 0.03% for the six months ended June 30, 2022 compared to 1.12% for the six months ended June 30, 2023. The average balance of repurchase agreements decreased $31.0 million from $131.9 million in the six months ended June 30, 2022 to $100.9 million in the six months ended June 30, 2023, which was due to changes in customers’ desire for this product, which can fluctuate.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $1.3 million during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022 due to higher average rates of interest. The average rate of interest was 1.29% for the three months ended June 30, 2022, compared to 5.24% for the three months ended June 30, 2023. Short-term market interest rates increased sharply throughout 2022 and into 2023. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $429,000 during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $75.3 million from $73.3 million in the three months ended June 30, 2022 to $148.6 million in the three months ended June 30, 2023, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $1.8 million during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 due to higher average rates of interest. The average rate of interest was 1.24% for the six months ended June 30, 2022, compared to 5.00% for the six months ended June 30, 2023. Short-term market interest rates increased sharply throughout 2022 and into 2023. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $1.7 million during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $111.6 million from $38.7 million in the six months ended June 30, 2022 to $150.2 million in the six months ended June 30, 2023, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank.

During the three months ended June 30, 2023, compared to the three months ended June 30, 2022, interest expense on subordinated debentures issued to capital trusts increased $267,000 due to higher average interest rates. The average interest rate was 6.63% in the three months ended June 30, 2023 compared to 2.47% in the three months ended June 30, 2022. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 6.90% at June 30, 2023. There was no change in the average balance of the subordinated debentures between the 2022 and 2023 periods.

During the six months ended June 30, 2023, compared to the six months ended June 30, 2022, interest expense on subordinated debentures issued to capital trusts increased $542,000 due to higher average interest rates. The average interest rate was 6.41% in the six months ended June 30, 2023 compared to 2.17% in the six months ended June 30, 2022. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2022 and 2023 periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. During the three months ended June 30, 2023, compared to the three months ended June 30, 2022, interest expense on subordinated notes decreased $1,000. There was no change in the interest expense on subordinated notes during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Net Interest Income

Net interest income for the three months ended June 30, 2023 decreased $693,000 to $48.1 million compared to $48.8 million for the three months ended June 30, 2022. Net interest margin was 3.56% in the three months ended June 30, 2023, compared to 3.78% in the three months ended June 30, 2022, a decrease of 22 basis points, or 5.8%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

Net interest income for the six months ended June 30, 2023 increased $9.2 million to $101.3 million compared to $92.1 million for the six months ended June 30, 2022. Net interest margin was 3.77% in the six months ended June 30, 2023, compared to 3.61% in the six months ended June 30, 2022, an increase of 16 basis points, or 4.4%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

The Company’s overall average interest rate spread decreased 69 basis points, or 18.9%, from 3.65% during the three months ended June 30, 2022 to 2.96% during the three months ended June 30, 2023. The decrease was due to a 205 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 136 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 150 basis points, the yield on investment securities decreased 23 basis points and the yield on other interest-earning assets increased 419 basis points. The rate paid on deposits increased 200 basis points, the rate paid on reverse repurchase agreements increased 158 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 395 basis points and the rate paid on subordinated debentures issued to capital trust increased 416 basis points.

The Company’s overall average interest rate spread decreased 24 basis points, or 6.9%, from 3.48% during the six months ended June 30, 2022 to 3.24% during the six months ended June 30, 2023. The decrease was due to a 175 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 151 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 151 basis points, the yield on investment securities decreased two basis points and the yield on other interest-earning assets increased 444 basis points. The rate paid on deposits increased 168 basis points, the rate paid on reverse repurchase agreements increased 109 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 376 basis points the rate paid on subordinated debentures issued to capital trust increased 424 basis points. Interest rates on short-term borrowings and subordinated debentures issued to capital trust reprice quickly and directly with changes to market interest rates. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. Throughout 2022, competition for deposits was not as intense and market rates on deposits moved higher at a slower pace. In 2023, overall competition for deposits intensified and market rates moved higher more rapidly. In addition, in the three months ended June 30, 2023, the Company had over $500 million of lower-rate time deposits mature and reprice substantially higher at the then-market interest rates.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in economic conditions, including but not limited to; changes in the national unemployment rate, commercial real estate price index, housing price index, consumer sentiment, gross domestic product (GDP) and construction spending.

Challenging or worsening economic conditions from higher inflation or interest rates, COVID-19 and subsequent variant outbreaks or similar events, global unrest or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to identify and limit future losses, such as a watch list of problem loans and potential problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are collateral-dependent, evaluates risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

During the three months ended June 30, 2023 and June 30, 2022, the Company did not record a provision expense on its portfolio of outstanding loans. During the six months ended June 30, 2023, the Company recorded provision expense of $1.5 million on its portfolio of outstanding loans. During the six months ended June 30, 2022, the Company did not record a provision expense on its portfolio of outstanding loans. Total net charge-offs were $135,000 for the three months ended June 30, 2023, compared to net recoveries of $261,000 in the three months ended June 30, 2022. Total net charge-offs were $128,000 for the six months ended June 30, 2023, compared to net recoveries of $304,000 in the six months ended June 30, 2022. The provision for losses on unfunded commitments for the three months ended June 30, 2023 was a negative provision of $1.6 million, compared to a provision expense of $2.2 million for the three months ended June 30, 2022. The provision for losses on unfunded commitments for the six months ended June 30, 2023 was a negative provision of $2.4 million, compared to a provision expense of $2.0 million for the six months ended June 30, 2022. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contribute to the level of provisions and charge-offs.

The Bank’s allowance for credit losses as a percentage of total loans was 1.41% and 1.39% at June 30, 2023 and December 31, 2022, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2023 based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to continue or deteriorate, or if management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At June 30, 2023, non-performing assets were $11.2 million, an increase of $7.5 million from $3.7 million at December 31, 2022. Non-performing assets as a percentage of total assets were 0.20% at June 30, 2023, compared to 0.07% at December 31, 2022.

Compared to December 31, 2022, non-performing loans increased $7.4 million, to $11.1 million at June 30, 2023, and foreclosed and repossessed assets decreased $15,000, to $35,000 at June 30, 2023. The majority of the increase in non-performing loans was in the commercial real estate loans category, which included $8.7 million in loans transferred to non-performing since December 31, 2022.

Non-performing Loans. Activity in the non-performing loans category during the six months ended June 30, 2023 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	June 30

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	—	—	—	—	—	—	384
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	173	—	—	(21)	(31)	(484)	359
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	1,579	8,706	—	—	—	—	(93)	10,192
Commercial business	586	16	—	—	—	—	(586)	16
Consumer	399	165	—	—	—	(34)	(332)	198
Total non-performing loans	$3,670	$9,060	$—	$—	$(21)	$(65)	$(1,495)	$11,149

FDIC-assisted acquired loans included above	$428	$68	$—	$—	$(21)	$(31)	$(343)	$101

At June 30, 2023, the non-performing commercial real estate category included four loans, one of which was added during the current period. The largest relationship in the category, which totaled $8.6 million, or 84.7% of the total category, was previously classified as “watch” and was added to non-performing loans during the second quarter of 2023 and is collateralized by an office building in Missouri. The non-performing one- to four-family residential category included four loans, two of which were added during the current period. The largest relationship in the category totaled $153,000, or 42.7% of the category. The non-performing one- to four-family residential category experienced $484,000 in repayments during the six months ended June 30, 2023, primarily related to a note sale of 16 non-performing loans. The loan sale proceeds were sufficient to result in no loss to the Company. The non-performing land development category consisted of one loan added during 2021, which totaled $384,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing commercial business category consisted of one loan, which was added during the current period. The balance in this category was reduced by $586,000 due to the repayment in full of the one existing relationship at the beginning of the current period. The non-performing consumer category included 17 loans, 13 of which were added during the current period.

Potential Problem Loans. Compared to December 31, 2022, potential problem loans decreased $1.1 million, or 68.9%, to $491,000 at June 30, 2023. The decrease during the period was primarily due to multiple loans totaling $1.0 million that were upgraded to a satisfactory risk rating, $137,000 in loan payments , $108,000 in loans downgraded to the non-performing category and $13,000 in charge offs, partially offset by $174,000 in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans categories during the six months ended June 30, 2023, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	June 30

(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,348	167	(939)	(105)	—	—	(89)	382
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Consumer	230	7	(64)	(3)	—	(13)	(48)	109
Total potential problem loans	$1,578	$174	$(1,003)	$(108)	$—	$(13)	$(137)	$491

FDIC-assisted acquired loans included above	$743	$—	$(562)	$—	$—	$—	$(3)	$178

At June 30, 2023, the one- to four-family residential category of potential problem loans included four loans, two of which were added during 2023. The largest relationship in this category totaled $143,000, or 37.5% of the total category. During the six months ended

June 30, 2023, 17 loans, totaling $939,000, met the criteria to be upgraded to a satisfactory risk rating. The consumer category of potential problem loans included 11 loans, one of which was added during the current period.

Other Real Estate Owned and Repossessions. All of the total $35,000 of other real estate owned and repossessions at June 30, 2023 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the six months ended June 30, 2023, was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	June 30

(In thousands)
One-to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	21	—	—	—	21
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	50	46	(82)	—	—	14
Total foreclosed assets and repossessions	$50	$67	$(82)	$—	$—	$35
FDIC-assisted acquired loans included above	$—	$21	$—	$—	$—	$21

The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the six months ended June 30, 2023, loans classified as “Watch” decreased $18.6 million, from $28.7 million at December 31, 2022 to $10.1 million at June 30, 2023, primarily due to the combination of one large loan being upgraded out of the “Watch” category and another unrelated loan being downgraded to substandard and added to non-performing loans. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended June 30, 2023, non-interest income decreased $1.5 million to $7.8 million when compared to the three months ended June 30, 2022, primarily as a result of the following items:

Other income: Other income decreased $998,000 compared to the prior year quarter. In the 2022 period, a gain of $1.1 million was recognized on sales of fixed assets, with no similar transactions occurring in the current year period.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $325,000 compared to the prior year period. This decrease was primarily due to a reduction in fee income due to a portion of transactions now being routed through channels with lower fees to us.

For the six months ended June 30, 2023, non-interest income decreased $2.8 million to $15.7 million when compared to the six months ended June 30, 2022, primarily as a result of the following items:

Other income: Other income decreased $855,000 compared to the prior year period. In the 2022 period, a gain of $1.1 million was recognized on sales of fixed assets, with no similar transactions occurring in the current year period.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $588,000 compared to the prior year period, for the same reason noted above.

Net gains on loan sales: Net gains on loan sales decreased $534,000 compared to the prior year period. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during the 2023 period compared to the 2022 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020 and 2021. As a result of the significant volume of refinance activity in 2020 and 2021, and as market interest rates moved higher beginning in the second quarter of 2022, mortgage refinance volume has decreased and fixed rate loan originations and related gains on sales of these loans have decreased substantially. The lower level of originations is expected to continue as long as market rates remain elevated.

Gain (loss) on derivative interest rate products: In the 2023 period, the Company recognized a loss of $289,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans and the change in fair value on interest rate swaps related to brokered time deposits. In the 2022 period, the Company recognized a gain of $297,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans.

Non-interest Expense

For the three months ended June 30, 2023, non-interest expense increased $1.7 million to $34.7 million when compared to the three months ended June 30, 2022, primarily as a result of the following items:

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $451,000 from the prior year period, to $1.6 million. In the 2023 period, the Company expensed a total of $986,000 primarily related to training and implementation costs for the upcoming core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems.

Net occupancy expenses: Net occupancy expenses increased $601,000 from the prior year period. Various components of computer license and support expenses increased by $180,000 in the 2023 period compared to the 2022 period. In addition, various repairs and maintenance expenses increased by $446,000 in the 2023 period compared to the 2022 period.

Insurance: Insurance expense increased $223,000 from the prior year quarter. The increase was due to previously announced increases in deposit insurance rates for the FDIC’s Deposit Insurance Fund.

For the six months ended June 30, 2023, non-interest expense increased $4.9 million to $69.2 million when compared to the six months ended June 30, 2022, primarily as a result of the following items:

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $1.6 million from the prior year period, to $3.6 million, for the same reason noted above.

Net occupancy expenses: Net occupancy expenses increased $1.4 million from the prior year period. Various components of computer license and support expenses increased by $650,000 in the 2023 period compared to the 2022 period. In addition, various repairs and maintenance expenses increased by $560,000 in the 2023 period compared to the 2022 period.

Salaries and employee benefits: Salaries and employee benefits increased $1.4 million from the prior year period. A portion of this increase related to normal annual merit increases in various lending and operations areas. In 2023, some of these increases were larger than in previous years due to the current employment environment. In addition, compensation costs related to originated loans, which are deferred under accounting rules, decreased by $970,000 in the 2023 period compared to the 2022 period, as the volume of loans originated in the first six months of 2023 decreased substantially compared to the same period in 2022.

The Company’s efficiency ratio for the three months ended June 30, 2023, was 62.10% compared to 56.76% for the same period in 2022. The Company’s efficiency ratio for the six months ended June 30, 2023, was 59.13% compared to 58.12% for the same period in 2022. The Company’s ratio of non-interest expense to average assets was 2.43% for both the three months ended June 30, 2023 and 2022, respectively. The Company’s ratio of non-interest expense to average assets was 2.42% and 2.39% for the six months ended June 30, 2023 and 2022, respectively. Average assets for the three months ended June 30, 2023, increased $286.8 million, or 5.3%, from the three months ended June 30, 2022, primarily due to an increase in net loans receivable, partially offset by a decrease in interest bearing cash equivalents and investment securities. Average assets for the six months ended June 30, 2023, increased $322.2 million, or 6.0%, compared to the six months ended June 30, 2022, primarily due to an increase in net loans receivable and investment securities, partially offset by a decrease in interest bearing cash equivalents.

Provision for Income Taxes

For the three months ended June 30, 2023 and 2022, the Company’s effective tax rate was 19.7% and 20.5%, respectively. For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was 20.5% and 20.5%, respectively. These effective rates were near or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company’s effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.0% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.5 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. Net loan fees included in interest income were $2.9 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30,	Three Months Ended			Three Months Ended
	2023	June 30, 2023			June 30, 2022
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.68%	$911,223	$8,365	3.68%	$772,326	$6,534	3.39%
Other residential	6.82	858,225	14,381	6.72	851,031	9,637	4.54
Commercial real estate	6.00	1,508,785	22,243	5.91	1,576,285	17,120	4.36
Construction	7.66	865,418	15,646	7.25	623,117	7,722	4.97
Commercial business	6.18	292,318	4,223	5.79	288,452	3,371	4.69
Other loans	6.39	183,446	2,368	5.18	198,543	2,217	4.48
Industrial revenue bonds(1)	6.06	12,428	216	6.97	13,345	163	4.89

Total loans receivable	6.02	4,631,843	67,442	5.84	4,323,099	46,764	4.34

Investment securities(1)	2.70	699,034	4,983	2.86	741,401	5,720	3.09
Interest-earning deposits in other banks	5.06	96,979	1,193	4.93	115,456	214	0.74

Total interest-earning assets	5.61	5,427,856	73,618	5.44	5,179,956	52,698	4.08
Non-interest-earning assets:
Cash and cash equivalents		89,117			95,819
Other non-earning assets		201,467			155,822
Total assets		$5,718,440			$5,431,597

Interest-bearing liabilities:
Interest-bearing demand and savings	1.35	$2,194,547	6,857	1.25	$2,389,086	830	0.14
Time deposits	3.30	987,523	7,024	2.85	781,811	1,032	0.53
Brokered deposits	4.90	637,599	7,904	4.97	132,745	496	1.50
Total deposits	2.46	3,819,669	21,785	2.29	3,303,642	2,358	0.29
Securities sold under reverse repurchase agreements	2.38	55,257	221	1.60	135,536	8	0.02
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.35	148,638	1,943	5.24	73,337	236	1.29
Subordinated debentures issued to capital trusts	6.90	25,774	426	6.63	25,774	159	2.47
Subordinated notes	5.94	74,393	1,105	5.96	74,098	1,106	5.99

Total interest-bearing liabilities	2.60	4,123,731	25,480	2.48	3,612,387	3,867	0.43
Non-interest-bearing liabilities:
Demand deposits		950,896			1,188,967
Other liabilities		84,981			57,027
Total liabilities		5,159,608			4,858,381
Stockholders’ equity		558,832			573,216
Total liabilities and stockholders’ equity		$5,718,440			$5,431,597

Net interest income:			$48,138			$48,831
Interest rate spread	3.01%			2.96%			3.65%
Net interest margin*				3.56%			3.78%
Average interest-earning assets to average interest-bearing liabilities		131.6%			143.4%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $57.1 million and $53.3 million for the three months ended June 30, 2023 and 2022, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $14.0 million and $15.8 million for the three months ended June 30, 2023 and 2022, respectively. Interest income on tax-exempt assets included in this table was $611,000 and $394,000 for the three months ended June 30, 2023 and 2022, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $517,000 and $386,000 for the three months ended June 30, 2023 and 2022, respectively.

	June 30,	Six Months Ended			Six Months Ended
	2023	June 30, 2023			June 30, 2022
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.68%	$910,452	$16,530	3.66%	$737,024	$12,575	3.44%
Other residential	6.82	821,877	27,065	6.64	805,579	18,054	4.52
Commercial real estate	6.00	1,509,645	43,778	5.85	1,533,263	32,466	4.27
Construction	7.66	892,568	31,853	7.20	645,544	15,251	4.76
Commercial business	6.18	287,810	8,340	5.84	288,839	6,697	4.68
Other loans	6.39	186,550	4,873	5.27	201,510	4,461	4.46
Industrial revenue bonds(1)	6.06	12,580	441	7.06	13,662	325	4.78

Total loans receivable	6.02	4,621,482	132,880	5.80	4,225,421	89,829	4.29

Investment securities(1)	2.70	702,943	9,986	2.86	638,262	9,131	2.88
Interest-earning deposits in other banks	5.08	94,415	2,215	4.73	286,102	412	0.29

Total interest-earning assets	5.61	5,418,840	145,081	5.40	5,149,785	99,372	3.89
Non-interest-earning assets:
Cash and cash equivalents		91,339			93,217
Other non-earning assets		201,352			146,313
Total assets		$5,711,531			$5,389,315

Interest-bearing liabilities:
Interest-bearing demand and savings	1.35	$2,189,783	11,216	1.03	$2,382,551	1,607	0.14
Time deposits	3.30	1,001,704	12,208	2.46	822,521	2,234	0.55
Brokered deposits	4.90	547,708	13,011	4.79	100,254	691	1.39
Total deposits	2.46	3,739,195	36,435	1.96	3,305,326	4,532	0.28
Securities sold under reverse repurchase agreements	2.38	100,887	563	1.12	131,920	18	0.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.35	150,234	3,723	5.00	38,675	237	1.24
Subordinated debentures issued to capital trusts	6.90	25,774	819	6.41	25,774	277	2.17
Subordinated notes	5.94	74,357	2,211	6.00	74,059	2,211	6.02

Total interest-bearing liabilities	2.60	4,090,447	43,751	2.16	3,575,754	7,275	0.41
Non-interest-bearing liabilities:
Demand deposits		979,293			1,174,570
Other liabilities		87,463			47,519
Total liabilities		5,157,203			4,797,843
Stockholders’ equity		554,328			591,472
Total liabilities and stockholders’ equity		$5,711,531			$5,389,315

Net interest income:			$101,330			$92,097
Interest rate spread	3.01%			3.24%			3.48%
Net interest margin*				3.77%			3.61%
Average interest-earning assets to average interest-bearing liabilities		132.5%			144.0%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $57.5 million and $45.3 million for the six months ended June 30, 2023 and 2022, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $14.4 million and $16.3 million for the six months ended June 30, 2023 and 2022, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $854,000 for the six months ended June 30, 2023 and 2022, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.1 million and $838,000 for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$17,141	$3,537	$20,678
Investment securities	(421)	(316)	(737)
Interest-earning deposits in other banks	1,008	(29)	979
Total interest-earning assets	17,728	3,192	20,920
Interest-bearing liabilities:
Demand deposits	6,089	(62)	6,027
Time deposits	5,653	339	5,992
Brokered deposits	2,805	4,603	7,408
Total deposits	14,547	4,880	19,427
Securities sold under reverse repurchase agreements	215	(2)	213
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,278	429	1,707
Subordinated debentures issued to capital trust	267	—	267
Subordinated notes	(5)	4	(1)
Total interest-bearing liabilities	16,302	5,311	21,613
Net interest income	$1,426	$(2,119)	$(693)

	Six Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$34,008	$9,043	$43,051
Investment securities	(63)	918	855
Interest-earning deposits in other banks	1,886	(83)	1,803
Total interest-earning assets	35,831	9,878	45,709
Interest-bearing liabilities:
Demand deposits	9,893	(284)	9,609
Time deposits	8,500	1,474	9,974
Brokered deposits	1,737	10,583	12,320
Total deposits	20,130	11,773	31,903
Securities sold under reverse repurchase agreements	548	(3)	545
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,790	1,696	3,486
Subordinated debentures issued to capital trust	542	—	542
Subordinated notes	(9)	9	—
Total interest-bearing liabilities	23,001	13,475	36,476
Net interest income	$12,830	$(3,597)	$9,233

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of its ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At June 30, 2023, the Company had commitments of approximately $26.6 million to fund loan originations, $1.67 billion of unused lines of credit and unadvanced loans, and $14.5 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	June 30,	March 31,	December 31,	December 31,	December 31,	December 31,
	2023	2023	2022	2021	2020	2019
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$207,597	$205,517	$199,182	$175,682	$164,480	$155,831
Secured by real estate (not one- to four-family)	—	—	—	23,752	22,273	19,512
Not secured by real estate - commercial business	109,135	113,186	104,452	91,786	77,411	83,782

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	111,491	104,045	100,669	74,501	42,162	48,213
Secured by real estate (not one-to four-family)	1,123,860	1,333,596	1,444,450	1,092,029	823,106	798,810

Loan commitments not closed
Secured by real estate (one-to four-family)	25,571	33,221	16,819	53,529	85,917	69,295
Secured by real estate (not one-to four-family)	50,071	78,384	157,645	146,826	45,860	92,434
Not secured by real estate - commercial business	21,835	37,477	50,145	12,920	699	—

	$1,649,560	$1,905,426	$2,073,362	$1,671,025	$1,261,908	$1,267,877

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

At June 30, 2023 and December 31, 2022, the Company had the following available secured lines and on-balance sheet liquidity:

	June 30, 2023	December 31, 2022
Federal Home Loan Bank line	$1,195.5 million	$1,005.1 million
Federal Reserve Bank line (traditional funding line)	$409.6 million	$397.0 million
Cash and cash equivalents	$203.9 million	$168.5 million
Unpledged securities – Available-for-sale	$386.5 million	$371.8 million
Unpledged securities – Held-to-maturity	$195.0 million	$202.5 million

Statements of Cash Flows. During the six months ended June 30, 2023 and 2022, the Company had positive cash flows from operating activities. The Company had positive cash flows from investing activities during the six months ended June 30, 2023 and negative cash flows from investing activities during the six months ended June 30, 2022. The Company had negative cash flows from financing activities during the six months ended June 30, 2023 and positive cash flows from financing activities during the six months ended June 30, 2022.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $47.6 million and $36.8 million during the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 and 2022, investing activities provided cash of $3.9 million and used cash of $647.2 million, respectively. Investing activities in the 2023 period provided cash primarily due to payments received on investment securities, partially offset by the net originations of loans and purchases of premises and equipment. Investing activities in the 2022 period used cash primarily due to the purchase of investment securities, the purchases of loans and the net origination of loans, partially offset by payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options. During the six months ended June 30, 2023 and 2022, financing activities used cash of $16.1 million and provided cash of $88.9 million, respectively. In the 2023 period, financing activities used cash primarily as a result of decreases in short-term borrowings, the repurchase of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in time deposits and checking and savings deposits. In the 2022 period, financing activities provided cash primarily as a result of net increases in short-term borrowings and net increases in time deposits, partially offset by net decreases in checking and savings deposits, dividends paid to stockholders and the purchase of the Company’s common stock.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2023, the Company’s total stockholders’ equity and common stockholders’ equity were each $546.3 million, or 9.6% of total assets, equivalent to a book value of $45.64 per common share. As of December 31, 2022, total stockholders’ equity and common stockholders’ equity were each $533.1 million, or 9.4% of total assets, equivalent to a book value of $43.58 per common share. At June 30, 2023, the Company’s tangible common equity to tangible assets ratio was 9.4%, compared to 9.2% at December 31, 2022 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at June 30, 2023 and December 31, 2022, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $46.9 million and $47.2 million, respectively. This small change in net unrealized loss during the six months ended June 30, 2023, primarily resulted from decreasing intermediate-term market interest rates (which generally increased the fair value of investment securities) during the first three months of 2023, followed by increasing intermediate-term market interest rates (which generally decreased the fair value of investment securities) during the three months ended June 30, 2023. Also included in stockholders’ equity at June 30, 2023, were unrealized gains (net of taxes) totaling $35,000 on the Company’s investment securities that were transferred to the held-to-maturity category. Approximately $227 million of investment securities previously included in available-for-sale were transferred to held-to-maturity during the first quarter of 2022.

In addition, included in stockholders’ equity at June 30, 2023, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $14.2 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At June 30, 2023, the remaining pre-tax amount to be recorded in interest income was $18.5 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at June 30, 2023, was an unrealized loss (net of taxes) on the Company’s outstanding cash flow hedges (interest rate swaps) totaling $23.4 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease.

As noted above, total stockholders’ equity increased $13.2 million, from $533.1 million at December 31, 2022 to $546.3 million at June 30, 2023. Stockholders’ equity increased due to net income of $38.8 million in the six months ended June 30, 2023 and a $1.1 million increase in stockholders’ equity due to stock option exercises. Partially offsetting these increases were repurchases of the Company’s common stock totaling $14.3 million and dividends declared on common stock of $9.6 million. Accumulated other comprehensive income decreased $2.7 million during the six months ended June 30, 2023, primarily due changes in the fair value of cash flow hedges.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $24.7 million at June 30, 2023, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes) it would have decreased total stockholder’s equity by $18.6 million at June 30, 2023. This amount was equal to 3.4% of total stockholders’ equity of $546.3 million.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2023, the Bank’s Tier 1 Leverage Ratio was 11.7%, Common Equity Tier 1 Capital Ratio was 12.7%, Tier 1 Capital Ratio was 12.7%, and Total Capital Ratio was 14.0%. As a result, as of June 30, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2022, the Bank’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 risk-based capital ratio was 11.9%, its total risk-based capital ratio was 13.1% and its Tier 1 leverage ratio was 11.5%. As a result, as of December 31, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2023, the Company’s Tier 1 Leverage Ratio was 10.8%, Common Equity Tier 1 Capital Ratio was 11.4%, Tier 1 Capital Ratio was 11.8%, and Total Capital Ratio was 14.5%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of June 30, 2023, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2022, the Company’s common equity Tier 1 capital ratio was 10.6%, its Tier 1 risk-based capital ratio was 11.0%, its total risk-based capital ratio was 13.5% and its Tier 1 leverage ratio was 10.6%. As of December 31, 2022, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2023, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

Dividends. During the three months ended June 30, 2023, the Company declared a common stock cash dividend of $0.40 per share, or 26% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in March 2023). During the three months ended June 30, 2022, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.36 per share (which was declared in March 2022). During the six months ended June 30, 2023, the Company declared common stock cash dividends totaling $0.80 per share, or 25% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.80 per share. During the six months ended June 30, 2022, the Company declared common stock cash dividends totaling $0.76 per share, or 28% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.70 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of June 30, 2023, was paid to stockholders in July 2023.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2023, the Company repurchased 170,200 shares of its common stock at an average price of $50.70 per share and issued 5,838 shares of common stock at an average price of $31.07 per share to cover stock option exercises. During the three months ended June 30, 2022, the Company repurchased 430,100 shares of its common stock at an average price of $58.27 per share and issued 12,577 shares of common stock at an average price of $40.74 per share to cover stock option exercises. During the six months ended June 30, 2023, the Company repurchased 269,321 shares of its common stock at an average price of $52.54 per share and issued 7,555 shares of common stock at an average price of $33.79 per share to cover stock option exercises. During the six months ended June 30, 2022, the Company repurchased 849,315 shares of its common stock at an average price of $59.32 per share and issued 64,271 shares of common stock at an average price of $46.17 per share to cover stock option exercises.

In January 2022, the Company’s Board of Directors authorized management to purchase up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. In December 2022, the Company’s Board of Directors authorized the purchase of up to an additional one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At June 30, 2023, approximately 908,000 shares remained available in our stock repurchase authorization.

Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the Company’s common stock would contribute to the overall growth of stockholder value. The number of shares that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors typically include the number of shares available in the market from sellers at any given time, the market price of the stock and the projected impact on the Company’s earnings per share and capital.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	June 30, 2023	December 31, 2022

	(Dollars in Thousands)

Common equity at period end	$546,329	$533,087
Less: Intangible assets at period end	10,644	10,813
Tangible common equity at period end (a)	$535,685	$522,274

Total assets at period end	$5,719,630	$5,680,702
Less: Intangible assets at period end	10,644	10,813
Tangible assets at period end (b)	$5,708,986	$5,669,889

Tangible common equity to tangible assets (a) / (b)	9.38%	9.21%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR/SOFR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the then-current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. Since March 2022, market interest rates have increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as seen in the first half of 2023. In the first six months of 2023, competition for deposits was very intense, resulting in significant increases in rates paid on various deposit types. In addition, the Company had over $500 million of time deposits that matured and repriced to significantly higher rates in the three months ended June 30, 2023. Subsequent to June 30, 2023, cumulative time deposit maturities over the next 12 months are as follows: within three months -- $188 million; within six months -- $500 million; and within twelve months -- $1.03 billion. At June 30, 2023, the weighted average interest rates on these various cumulative maturities were 2.36%, 2.97% and 3.91%, respectively. Based on time deposit market rates in July 2023, replacement rates for these maturing time deposits are likely to be near or exceed 4.00%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Short-term market interest rates are currently higher than intermediate-term and long-term interest rates, which has caused the funding cost of various liabilities to increase more rapidly in the last six months. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25% and 0.25% in February, March and May 2023, respectively. At June 30, 2023 the Federal Funds rate was 5.25%. On July 26, 2023, the FRB implemented another 0.25% rate increase, bringing the Federal Funds rate to 5.50%. Financial markets now expect the possibility of further increases in Federal Funds interest rates in the latter half of 2023 to be less likely. However, the FRB has indicated that interest rate decisions will be made at each meeting based on economic data available to the FRB at the time. A substantial portion of Great Southern’s loan portfolio ($499.7 million at June 30, 2023) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2023. Of these loans, $499.4 million had interest rate floors. Great Southern’s loan portfolio also includes loans ($890.9 million at June 30, 2023) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2023. Of these loans, $890.9 million had interest rate floors. Great Southern also has a portfolio of loans ($769.3 million at June 30, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $769.3 million had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at June 30, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $6.7 million had interest rate floors at various rates. At June 30, 2023, nearly all of these LIBOR/SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company will receive a fixed rate of interest of 1.6725% and will pay a floating rate of interest equal to one-month USD-LIBOR (now SOFR). The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. The initial floating rate of interest was set at 0.24143%. The Company will receive net interest settlements, which will be recorded as loan interest income, to the extent that the fixed rate of interest exceeds one-month USD-SOFR. If the USD-SOFR rate exceeds the fixed rate of interest (as it does currently), the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company will receive a fixed rate of interest of 2.628% and will pay a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company will receive a fixed rate of interest of 5.725% and will pay a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company will receive net interest settlements, which will be recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest (as it does currently), the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2023, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 21, 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective in April 2023, upon completion of the repurchase program authorized in January 2022 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended June 30, 2023.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

April 1, 2023 – April 30, 2023	83,000	$50.76	83,000	995,213
May 1, 2023 – May 31, 2023	57,000	49.86	57,000	938,213
June 1, 2023 – June 30, 2023	30,200	52.12	30,200	908,013
	170,200	$50.70	170,200
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: August 4, 2023	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)