Form 10-Q
period 2023-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2023-11-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,795,301 shares of common stock, par value $.01 per share, outstanding at November 3, 2023.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022

	(Unaudited)
ASSETS
Cash	$92,579	$105,262
Interest-bearing deposits in other financial institutions	89,736	63,258
Cash and cash equivalents	182,315	168,520
Available-for-sale securities	447,948	490,592
Held-to-maturity securities	196,716	202,495
Mortgage loans held for sale	5,678	4,811
Loans receivable, net of allowance for credit losses of $64,753 – September 2023; $63,480 – December 2022	4,564,567	4,506,836
Interest receivable	19,366	19,107
Prepaid expenses and other assets	103,441	69,461
Other real estate owned and repossessions, net	38	233
Premises and equipment, net	139,893	141,070
Goodwill and other intangible assets	10,585	10,813
Federal Home Loan Bank stock and other interest-earning assets	36,038	30,814
Current and deferred income taxes	41,493	35,950
Total Assets	$5,748,078	$5,680,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,851,548	$4,684,910
Securities sold under reverse repurchase agreements with customers	58,172	176,843
Short-term borrowings and other interest-bearing liabilities	84,110	89,583
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,504	74,281
Accrued interest payable	6,619	3,010
Advances from borrowers for taxes and insurance	10,227	6,590
Accrued expenses and other liabilities	96,251	73,808
Liability for unfunded commitments	9,176	12,816
Total Liabilities	5,216,381	5,147,615

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2023 and December 2022 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2023 – 11,864,363 shares; December 2022 – 12,231,290 shares	119	122
Additional paid-in capital	43,701	42,445
Retained earnings	564,658	543,875
Accumulated other comprehensive income (loss)	(76,781)	(53,355)
Total Stockholders’ Equity	531,697	533,087
Total Liabilities and Stockholders’ Equity	$5,748,078	$5,680,702

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022

	(Unaudited)
INTEREST INCOME
Loans	$68,878	$54,077
Investment securities and other	6,394	5,580
TOTAL INTEREST INCOME	75,272	59,657

INTEREST EXPENSE
Deposits	25,233	4,984
Securities sold under reverse repurchase agreements	308	45
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	1,433	377
Subordinated debentures issued to capital trust	454	248
Subordinated notes	1,106	1,105
TOTAL INTEREST EXPENSE	28,534	6,759

NET INTEREST INCOME	46,738	52,898
PROVISION FOR CREDIT LOSSES ON LOANS	—	2,000
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(1,195)	1,315
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	47,933	49,583

NON-INTEREST INCOME
Commissions	232	226
Overdraft and insufficient funds fees	2,017	2,077
Point-Of-Sale and ATM fee income and service charges	3,724	3,874
Net gains on loan sales	784	601
Net realized gain on sale of available for sale securities	—	31
Late charges and fees on loans	149	206
Gain on derivative interest rate products	55	88
Other income	891	881
TOTAL NON-INTEREST INCOME	7,852	7,984

NON-INTEREST EXPENSE
Salaries and employee benefits	19,673	18,976
Net occupancy and equipment expense	7,729	7,198
Postage	844	860
Insurance	1,301	803
Advertising	950	953
Office supplies and printing	294	236
Telephone	657	832
Legal, audit and other professional fees	1,849	2,239
Expense on other real estate and repossessions	62	84
Acquired intangible asset amortization	59	216
Other operating expenses	2,139	2,361
TOTAL NON-INTEREST EXPENSE	35,557	34,758

INCOME BEFORE INCOME TAXES	20,228	22,809
PROVISION FOR INCOME TAXES	4,349	4,676
NET INCOME	$15,879	$18,133

Basic Earnings Per Common Share	$1.33	$1.47
Diluted Earnings Per Common Share	$1.33	$1.46

Dividends Declared Per Common Share	$0.40	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022

	(Unaudited)
INTEREST INCOME
Loans	$201,758	$143,906
Investment securities and other	18,595	15,122
TOTAL INTEREST INCOME	220,353	159,028

INTEREST EXPENSE
Deposits	61,668	9,516
Securities sold under reverse repurchase agreements	871	62
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5,156	614
Subordinated debentures issued to capital trust	1,273	525
Subordinated notes	3,317	3,317
TOTAL INTEREST EXPENSE	72,285	14,034

NET INTEREST INCOME	148,068	144,994
PROVISION FOR CREDIT LOSSES ON LOANS	1,500	2,000
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(3,640)	3,345
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	150,208	139,649

NON-INTEREST INCOME
Commissions	887	912
Overdraft and insufficient funds fees	5,902	5,830
Point-Of-Sale and ATM fee income and service charges	11,204	11,942
Net gains on loan sales	1,882	2,234
Net realized gain on sale of available-for-sale securities	—	38
Late charges and fees on loans	454	879
Gain (loss) on derivative interest rate products	(234)	385
Other income	3,415	4,260
TOTAL NON-INTEREST INCOME	23,510	26,480

NON-INTEREST EXPENSE
Salaries and employee benefits	58,554	56,488
Net occupancy and equipment expense	22,858	20,884
Postage	2,586	2,491
Insurance	3,178	2,383
Advertising	2,500	2,383
Office supplies and printing	820	662
Telephone	2,048	2,513
Legal, audit and other professional fees	5,477	4,240
Expense on other real estate and repossessions	263	313
Acquired intangible asset amortization	228	552
Other operating expenses	6,226	6,121
TOTAL NON-INTEREST EXPENSE	104,738	99,030

INCOME BEFORE INCOME TAXES	68,980	67,099
PROVISION FOR INCOME TAXES	14,325	13,755
NET INCOME	$54,655	$53,344

Basic Earnings Per Common Share	$4.53	$4.23
Diluted Earnings Per Common Share	$4.52	$4.20

Dividends Declared Per Common Share	$1.20	$1.16

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022

	(Unaudited)
Net Income	$15,879	$18,133

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(5,420) and $(6,884), for 2023 and 2022, respectively	(16,606)	(23,305)

Unrealized loss on securities transferred to held-to-maturity, net of taxes of $(13) and $(65) for 2023 and 2022, respectively	(38)	(220)

Less: reclassification adjustment for gains included in net income, net of taxes of $(0) and $(7) for 2023 and 2022, respectively	—	(24)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(468) and $(467), for 2023 and 2022, respectively	(1,580)	(1,580)

Change in value of active cash flow hedges, net of taxes (credit) of $(832) and $(5,876) for 2023 and 2022, respectively	(2,547)	(19,898)

Comprehensive Income (Loss)	$(4,892)	$(26,894)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022

	(Unaudited)
Net Income	$54,655	$53,344

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(5,327) and $(17,965), for 2023 and 2022, respectively	(16,323)	(60,825)

Unrealized gain (loss) on securities transferred to held-to-maturity, net of taxes (credit) of $(30) and $9 for 2023 and 2022, respectively	(92)	30

Less: reclassification adjustment for gains included in net income, net of taxes of $(0) and $(9) for 2023 and 2022, respectively	—	(29)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,387) and $(1,385), for 2023 and 2022, respectively	(4,688)	(4,691)

Change in value of active cash flow hedges, net of taxes (credit) of $(758) and $(7,553) for 2023 and 2022, respectively	(2,323)	(25,570)

Comprehensive Income (Loss)	$31,229	$(37,741)

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED SEPTEMBER 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2023	$120	$43,292	$558,927	$(56,010)	$—	$546,329
Net income	—	—	15,879	—	—	15,879
Stock issued under Stock Option Plan	—	409	—	—	45	454
Common cash dividends declared, $0.40 per share	—	—	(4,745)	—	—	(4,745)
Change in fair value of cash flow hedges	—	—	—	(4,127)	—	(4,127)
Change in unrealized gain on held-to-maturity securities	—	—	—	(38)	—	(38)
Change in unrealized loss on available-for-sale securities	—	—	—	(16,606)	—	(16,606)
Purchase of the Company’s common stock	—	—	—	—	(5,449)	(5,449)
Reclassification of treasury stock per Maryland law	(1)	—	(5,403)	—	5,404	—
Balance, September 30, 2023	$119	$43,701	$564,658	$(76,781)	$—	$531,697

	THREE MONTHS ENDED SEPTEMBER 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2022	$123	$40,565	$522,255	$(13,299)	$—	$549,644
Net income	—	—	18,133	—	—	18,133
Stock issued under Stock Option Plan	—	950	—	—	1,355	2,305
Common cash dividends declared, $0.40 per share	—	—	(4,906)	—	—	(4,906)
Change in fair value of cash flow hedges	—	—	—	(21,478)	—	(21,478)
Change in unrealized loss on held-to-maturity securities	—	—	—	(220)	—	(220)
Change in unrealized loss on available-for-sale securities	—	—	—	(23,329)	—	(23,329)
Purchase of the Company’s common stock	—	—	—	—	(8,874)	(8,874)
Reclassification of treasury stock per Maryland law	—	—	(7,519)	—	7,519	—
Balance, September 30, 2022	$123	$41,515	$527,963	$(58,326)	$—	$511,275

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED SEPTEMBER 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2023	$122	$42,445	$543,875	$(53,355)	$—	$533,087
Net income	—	—	54,655	—	—	54,655
Stock issued under Stock Option Plan	—	1,256	—	—	249	1,505
Common cash dividends declared, $1.20 per share	—	—	(14,386)	—	—	(14,386)
Change in fair value of cash flow hedges	—	—	—	(7,011)	—	(7,011)
Change in unrealized gain on held-to-maturity securities	—	—	—	(92)	—	(92)
Change in unrealized loss on available-for-sale securities	—	—	—	(16,323)	—	(16,323)
Purchase of the Company’s common stock	—	—	—	—	(19,738)	(19,738)
Reclassification of treasury stock per Maryland law	(3)	—	(19,486)	—	19,489	—
Balance, September 30, 2023	$119	$43,701	$564,658	$(76,781)	$—	$531,697

	NINE MONTHS ENDED SEPTEMBER 30, 2022
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2022	$131	$38,314	$545,548	$32,759	$—	$616,752
Net income	—	—	53,344	—	—	53,344
Stock issued under Stock Option Plan	—	3,201	—	—	2,773	5,974
Common cash dividends declared, $1.16 per share	—	—	(14,455)	—	—	(14,455)
Change in fair value of cash flow hedges	—	—	—	(30,261)	—	(30,261)
Change in unrealized gain on held-to-maturity securities	—	—	—	30	—	30
Change in unrealized loss on available-for-sale securities	—	—	—	(60,854)	—	(60,854)
Purchase of the Company’s common stock	—	—	—	—	(59,255)	(59,255)
Reclassification of treasury stock per Maryland law	(8)	—	(56,474)	—	56,482	—
Balance, September 30, 2022	$123	$41,515	$527,963	$(58,326)	$—	$511,275

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,655	$53,344
Proceeds from sales of loans held for sale	126,762	78,776
Originations of loans held for sale	(125,845)	(70,073)
Items not requiring (providing) cash:
Depreciation	6,600	6,369
Amortization	455	861
Compensation expense for stock option grants	1,195	1,054
Provision for credit losses on loans	1,500	2,000
Provision (credit) for unfunded commitments	(3,640)	3,345
Net gain on loan sales	(1,882)	(2,234)
Net (gain) loss on sale of premises and equipment	18	(1,071)
Net (gain) loss on sale/write-down of other real estate owned and repossessions	41	(125)
Net gain on sale of available-for-sale investments	—	(38)
Accretion of deferred income, premiums, discounts and other	(4,379)	(6,208)
(Gain) loss on derivative interest rate products	234	(385)
Deferred income taxes	845	(536)
Changes in:
Interest receivable	(259)	(3,082)
Prepaid expenses and other assets	(40,559)	(16,534)
Accrued expenses and other liabilities	23,250	5,683
Income taxes refundable/payable	1,114	2,800
Net cash provided by operating activities	40,105	53,946

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(54,526)	(192,105)
Purchase of loans	(400)	(294,762)
Purchase of premises and equipment	(6,171)	(15,876)
Proceeds from sale of premises and equipment	233	3,830
Proceeds from sale of other real estate owned and repossessions	280	2,192
Proceeds from sale of available-for-sale securities	—	10,095
Proceeds from maturities and calls of available-for-sale securities	1,022	750
Principal reductions on mortgage-backed securities	25,674	63,539
Purchase of available-for-sale securities	—	(342,010)
Purchase of Federal Home Loan Bank stock and change in other interest-earning assets	(5,224)	(24,599)
Net cash used in investing activities	(39,112)	(788,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	83,533	399,587
Net increase (decrease) in checking and savings deposits	83,739	(212,570)
Net increase (decrease) in short-term borrowings	(124,144)	84,351
Advances from borrowers for taxes and insurance	3,637	3,987
Dividends paid	(14,535)	(14,281)
Purchase of the Company’s common stock	(19,738)	(59,255)
Stock options exercised	310	4,920
Net cash provided by financing activities	12,802	206,739

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,795	(528,261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	168,520	717,267
CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,315	$189,006

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2022, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2023	2022

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,935	12,304
Net income	$15,879	$18,133
Per common share amount	$1.33	$1.47

Diluted:
Average common shares outstanding	11,935	12,304
Net effect of dilutive stock options – based on the treasury stock method using average market price	42	99
Diluted common shares	11,977	12,403
Net income	$15,879	$18,133
Per common share amount	$1.33	$1.46

	Nine Months Ended September 30,
	2023	2022

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	12,055	12,616
Net income	$54,655	$53,344
Per common share amount	$4.53	$4.23

Diluted:
Average common shares outstanding	12,055	12,616
Net effect of dilutive stock options – based on the treasury stock method using average market price	49	94
Diluted common shares	12,104	12,710
Net income	$54,655	$53,344
Per common share amount	$4.52	$4.20

Options outstanding at September 30, 2023 and 2022, to purchase 758,129 and 364,199 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended September 30, 2023 and 2022, respectively. Options outstanding at September 30, 2023 and 2022, to purchase 675,768 and 366,699 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the nine months ended September 30, 2023 and 2022, respectively.

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

The amortized cost and fair values of securities were as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$314,632	$—	$54,143	$260,489
Agency collateralized mortgage obligations	86,687	—	13,553	73,134
States and political subdivisions	59,273	10	6,893	52,390
Small Business Administration securities	71,628	—	9,693	61,935
	$532,220	$10	$84,282	$447,948

	September 30, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,927	$2,581	$75,508	$—	$12,340	$63,168
Agency collateralized mortgage obligations	117,593	(2,583)	115,010	—	17,195	97,815
States and political subdivisions	6,200	(2)	6,198	—	1,091	5,107
	$196,720	$(4)	$196,716	$—	$30,626	$166,090

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141
	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446
	$202,377	$118	$202,495	$—	$24,730	$177,765

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	245	245	—	—
After four through five years	944	929	—	—
After five through fifteen years	9,715	9,087	3,249	2,699
After fifteen years	48,369	42,129	2,949	2,408
Securities not due on a single maturity date	472,947	395,558	190,518	160,983
	$532,220	$447,948	$196,716	$166,090

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at September 30, 2023 and December 31, 2022, was approximately $446.7 million and $472.0 million, respectively, which is approximately 99.7% and 96.2% of the Company’s total available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and SBA securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost at September 30, 2023 and December 31, 2022, which was $196.7 million and $202.5 million, respectively. Total fair value of these investments at September 30, 2023 and December 31, 2022 was approximately $166.1 million and $177.8 million, respectively. Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes at September 30, 2023, that it has ample liquidity sources to fund its ongoing operations. The Company has the intent and ability to hold these held-to-maturity securities until they are fully repaid.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value of these debt securities are not credit-related.

The following table shows the Company’s available-for-sale and held-to-maturity securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$1	$—	$260,488	$(54,143)	$260,489	$(54,143)
Agency collateralized mortgage obligations	8,236	(1,061)	64,898	(12,492)	73,134	(13,553)
States and political subdivisions securities	14,242	(1,387)	36,902	(5,506)	51,144	(6,893)
Small Business Administration securities	7,622	(466)	54,313	(9,227)	61,935	(9,693)
	$30,101	$(2,914)	$416,601	$(81,368)	$446,702	$(84,282)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$63,168	$(12,340)	$63,168	$(12,340)
Agency collateralized mortgage obligations	—	—	97,815	(17,195)	97,815	(17,195)
States and political subdivisions securities	—	—	5,107	(1,091)	5,107	(1,091)
	$—	$—	$166,090	$(30,626)	$166,090	$(30,626)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
States and political subdivisions securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
Small Business Administration securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)
	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)
	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2023. Available-for-sale securities totaling $5.1 million were sold during the three months ended September 30, 2022, resulting in the recognition of a $31,000 gain during the period. Available-for-sale securities totaling $10.2 million were sold during the nine months ended September 30, 2022, resulting in the recognition of a $38,000 gain during the period. Gains and losses on sales of securities are determined on the specific-identification method.

Allowance for Credit Losses. On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of September 30, 2023 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, gross domestic product (“GDP”), commercial real estate price index, consumer sentiment and construction spending. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages. The forecast-adjusted loss rate is applied to the principal balance over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

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

Classes of loans at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022

	(In Thousands)
One- to four-family residential construction	$29,383	$33,849
Subdivision construction	26,412	32,067
Land development	54,633	41,613
Commercial construction	750,818	757,690
Owner occupied one- to four-family residential	773,082	778,533
Non-owner occupied one- to four-family residential	123,750	124,870
Commercial real estate	1,503,915	1,530,663
Other residential	845,373	781,761
Commercial business	343,648	293,228
Industrial revenue bonds	12,292	12,852
Consumer auto	29,329	37,281
Consumer other	32,941	33,732
Home equity lines of credit	111,665	123,242
	4,637,241	4,581,381
Allowance for credit losses on loans	(64,753)	(63,480)
Deferred loan fees and gains, net	(7,921)	(11,065)
	$4,564,567	$4,506,836

Weighted average interest rate	6.16%	5.54%

The following tables present the classes of loans by aging as of the dates indicated.

	September 30, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$12	$—	$12	$29,371	$29,383	$—
Subdivision construction	—	—	—	—	26,412	26,412	—
Land development	—	—	384	384	54,249	54,633	—
Commercial construction	—	—	—	—	750,818	750,818	—
Owner occupied one- to four-family residential	122	69	242	433	772,649	773,082	—
Non-owner occupied one- to four-family residential	—	—	—	—	123,750	123,750	—
Commercial real estate	—	191	10,131	10,322	1,493,593	1,503,915	—
Other residential	—	—	—	—	845,373	845,373	—
Commercial business	—	—	—	—	343,648	343,648	—
Industrial revenue bonds	—	—	—	—	12,292	12,292	—
Consumer auto	45	3	9	57	29,272	29,329	—
Consumer other	206	11	33	250	32,691	32,941	—
Home equity lines of credit	123	54	32	209	111,456	111,665	—

Total	$496	$340	$10,831	$11,667	$4,625,574	$4,637,241	$—

	December 31, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$33,849	$33,849	$—
Subdivision construction	—	—	—	—	32,067	32,067	—
Land development	—	—	384	384	41,229	41,613	—
Commercial construction	—	—	—	—	757,690	757,690	—
Owner occupied one- to four-family residential	2,568	462	722	3,752	774,781	778,533	—
Non-owner occupied one- to four-family residential	—	63	—	63	124,807	124,870	—
Commercial real estate	196	—	1,579	1,775	1,528,888	1,530,663	—
Other residential	—	—	—	—	781,761	781,761	—
Commercial business	8	—	586	594	292,634	293,228	—
Industrial revenue bonds	—	—	—	—	12,852	12,852	—
Consumer auto	100	34	14	148	37,133	37,281	—
Consumer other	288	114	111	513	33,219	33,732	—
Home equity lines of credit	234	38	274	546	122,696	123,242	—

Total	$3,394	$711	$3,670	$7,775	$4,573,606	$4,581,381	$—

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

Non-accruing loans are summarized as follows:

	September 30,	December 31,
	2023	2022

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	384
Commercial construction	—	—
Owner occupied one- to four-family residential	242	722
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	10,131	1,579
Other residential	—	—
Commercial business	—	586
Industrial revenue bonds	—	—
Consumer auto	9	14
Consumer other	33	111
Home equity lines of credit	32	274
Total non-accruing loans	$10,831	$3,670

No interest income was recorded on these loans for the three and nine months ended September 30, 2023 and 2022, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of September 30, 2023 totaled $1.7 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022. During the three months ended September 30, 2023, the Company did not record a provision expense on its portfolio of outstanding loans. During the nine months ended September 30, 2023, the Company recorded provision expense of $1.5 million on its portfolio of outstanding loans. During both the three and nine months ended September 30, 2022, the Company recorded provision expense of $2.0 million on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, June 30, 2023	$11,818	$13,189	$25,508	$2,502	$7,827	$4,008	$64,852
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	—	—	—	—	—	(498)	(498)
Recoveries	41	—	—	—	28	330	399
Balance, September 30, 2023	$11,859	$13,189	$25,508	$2,502	$7,855	$3,840	$64,753

Allowance for credit losses
Balance, June 30, 2022	$9,434	$10,612	$28,604	$2,797	$4,365	$5,246	$61,058
Provision (credit) charged to expense	1,076	881	(1,105)	265	1,302	(419)	2,000
Losses charged off	—	—	—	—	(50)	(571)	(621)
Recoveries	20	—	1	—	15	288	324
Balance, September 30, 2022	$10,530	$11,493	$27,500	$3,062	$5,632	$4,544	$62,761

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	647	1,079	(1,590)	(363)	1,851	(124)	1,500
Losses charged off	(31)	—	—	—	—	(1,409)	(1,440)
Recoveries	72	—	2	—	182	957	1,213
Balance, September 30, 2023	$11,859	$13,189	$25,508	$2,502	$7,855	$3,840	$64,753

Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	1,076	881	(1,105)	265	1,302	(419)	2,000
Losses charged off	(38)	—	—	—	(50)	(1,403)	(1,491)
Recoveries	128	110	1	—	238	1,021	1,498
Balance, September 30, 2022	$10,530	$11,493	$27,500	$3,062	$5,632	$4,544	$62,761

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and nine months ended September 30, 2023 and 2022. The provision for losses on unfunded commitments for the three months ended September 30, 2023 was a credit (negative expense) of $1.2 million, compared to a provision expense of $1.3 million for the three months ended September 30, 2022. The provision for losses on unfunded commitments for the nine months ended September 30, 2023 was a credit (negative expense) of $3.6 million, compared to a provision expense of $3.3 million for the nine months ended September 30, 2022. The analysis of the level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses in the three and nine month periods of 2023 presented below.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, June 30, 2023	$758	$6,791	$464	$871	$987	$500	$10,371
Provision (credit) charged to expense	146	(1,412)	33	108	(34)	(36)	(1,195)
Balance, September 30, 2023	$904	$5,379	$497	$979	$953	$464	$9,176

Allowance for unfunded commitments
Balance, June 30, 2022	$1,138	$7,419	$501	$695	$1,406	$500	$11,659
Provision (credit) charged to expense	(401)	967	17	553	146	33	1,315
Balance, September 30, 2022	$737	$8,386	$518	$1,248	$1,552	$533	$12,974

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	168	(3,245)	81	177	(781)	(40)	(3,640)
Balance, September 30, 2023	$904	$5,379	$497	$979	$953	$464	$9,176

Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	50	2,683	151	340	(30)	151	3,345
Balance, September 30, 2022	$737	$8,386	$518	$1,248	$1,552	$533	$12,974

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.

●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the collateral-dependent loans by class of loans:

	September 30, 2023		December 31, 2022
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	384	192	384	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	151	—	1,637	40
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	10,126	1,200	1,571	—
Other residential	—	—	—	—
Commercial business	—	—	586	125
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	160	80
Home equity lines of credit	—	—	135	—

Total	$10,661	$1,392	$4,473	$245

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

The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three and nine months ended September 30, 2023. Each of the types of concessions granted comprised 2% or less of their respective classes of loan portfolios at September 30, 2023. During the three and nine months ended September 30, 2023, principal forgiveness of $13,000 and $52,000, respectively, was completed on consumer loans. A commercial real estate loan modified in the three months ended March 31, 2023, which totaled $21.6 million, was paid in full during the three months ended June 30, 2023. Additionally, a one- to four-family residential loan of $143,000 and a commercial business loan of $16,000 were paid in full during the three months ended September 30, 2023.

Three Months Ended September 30, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	—	8	—	8
	$—	$8	$—	$8

	Nine Months Ended September 30, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,673	$1,673
One- to four-family residential	—	—	—	—
Other residential	—	—	—	—
Commercial real estate	—	77	20,895	20,972
Commercial business	—	—	—	—
Consumer	6	8	—	14
	$6	$85	$22,568	$22,659

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance (under modified terms) at September 30, 2023 of loans that were modified during the nine months ended September 30, 2023:

	September 30, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,673	$—	$—	$1,673
One- to four-family residential	—	—	—	—
Other residential	—	—	—	—
Commercial real estate	12,433	—	8,539	20,972
Commercial business	—	—	—	—
Consumer	14	—	—	14
	$14,120	$—	$8,539	$22,659

TDRs by class are presented below as of December 31, 2022.

	December 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	13	1,028	3	98	16	1,126
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,571	2	1,571
Commercial business	—	—	—	—	—	—
Consumer	13	210	5	42	18	252
	26	$1,238	10	$1,711	36	$2,949

The following table presents newly restructured loans, which were considered TDRs, during the three and nine months ended September 30, 2022, by type of modification:

Three Months Ended September 30, 2022
Total
	Interest Only	Term	Combination	Modifications

(In Thousands)
Commercial real estate	$—	$—	$—	$—
Consumer	—	—	—	—
	$—	$—	$—	$—

	Nine Months Ended September 30, 2022
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

The Loss category is used when loans are considered uncollectable and no longer included as an asset.

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

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of September 30, 2023.

	Term Loans by Origination Year
							Revolving
	2023 YTD	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$13,022	$10,877	$835	$—	$—	$—	$4,649	$29,383
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	13,022	10,877	835	—	—	—	4,649	29,383

Subdivision construction
Satisfactory (1-4)	363	1,097	24,424	50	65	413	—	26,412
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	363	1,097	24,424	50	65	413	—	26,412

Construction and land development
Satisfactory (1-4)	16,283	15,588	5,649	3,693	7,389	4,788	859	54,249
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	16,283	15,588	5,649	3,693	7,389	4,788	1,243	54,633

Other construction
Satisfactory (1-4)	35,953	368,118	319,605	27,142	—	—	—	750,818
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	35,953	368,118	319,605	27,142	—	—	—	750,818

One- to four-family residential
Satisfactory (1-4)	55,875	335,152	208,093	110,425	62,448	122,613	476	895,082
Watch (5)	—	—	—	—	173	1,050	49	1,272
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	150	—	328	—	478
Total	55,875	335,152	208,093	110,575	62,621	123,991	525	896,832

Other residential
Satisfactory (1-4)	13,533	72,663	276,593	218,514	109,017	141,056	3,574	834,950
Watch (5)	—	—	—	—	—	10,423	—	10,423
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	13,533	72,663	276,593	218,514	109,017	151,479	3,574	845,373

Commercial real estate
Satisfactory (1-4)	27,510	253,867	226,811	106,019	162,782	669,086	37,931	1,484,006
Watch (5)	—	—	—	—	—	5,377	—	5,377
Special Mention (6)	—	—	—	—	—	4,400	—	4,400
Classified (7-9)	—	—	—	—	—	10,132	—	10,132
Total	27,510	253,867	226,811	106,019	162,782	688,995	37,931	1,503,915

Commercial business
Satisfactory (1-4)	54,327	85,991	41,400	30,971	10,636	61,420	52,548	337,293
Watch (5)	—	—	—	—	—	1,376	—	1,376
Special Mention (6)	—	1,230	4,841	—	—	—	11,200	17,271
Classified (7-9)	—	—	—	—	—	—	—	—
Total	54,327	87,221	46,241	30,971	10,636	62,796	63,748	355,940

Consumer
Satisfactory (1-4)	14,008	13,726	7,170	3,374	1,161	13,268	120,640	173,347
Watch (5)	—	—	23	—	4	160	227	414
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	1	12	—	129	32	174
Total	14,008	13,726	7,194	3,386	1,165	13,557	120,899	173,935

Combined
Satisfactory (1-4)	230,874	1,157,079	1,110,580	500,188	353,498	1,012,644	220,677	4,585,540
Watch (5)	—	—	23	—	177	18,386	276	18,862
Special Mention (6)	—	1,230	4,841	—	—	4,400	11,200	21,671
Classified (7-9)	—	—	1	162	—	10,589	416	11,168
Total	$230,874	$1,158,309	$1,115,445	$500,350	$353,675	$1,046,019	$232,569	$4,637,241

The following table presents a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2022.

	Term Loans by Origination Year
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$21,885	$7,265	$1,391	$—	$—	$—	$3,308	$33,849
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	21,885	7,265	1,391	—	—	—	3,308	33,849

Subdivision construction
Satisfactory (1-4)	4,478	25,864	800	203	134	588	—	32,067
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,478	25,864	800	203	134	588	—	32,067

Construction and land development
Satisfactory (1-4)	16,746	6,914	4,866	7,338	762	3,990	613	41,229
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	16,746	6,914	4,866	7,338	762	3,990	997	41,613

Other construction
Satisfactory (1-4)	113,512	446,125	176,340	21,713	—	—	—	757,690
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	113,512	446,125	176,340	21,713	—	—	—	757,690

One- to four-family residential
Satisfactory (1-4)	340,886	219,504	128,509	73,162	39,685	97,236	687	899,669
Watch (5)	—	—	—	179	88	1,341	57	1,665
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	158	—	—	1,832	79	2,069
Total	340,886	219,504	128,667	73,341	39,773	100,409	823	903,403

Other residential
Satisfactory (1-4)	83,822	133,648	168,232	142,630	122,614	123,538	3,939	778,423
Watch (5)	—	—	—	—	—	3,338	—	3,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	83,822	133,648	168,232	142,630	122,614	126,876	3,939	781,761

Commercial real estate
Satisfactory (1-4)	221,341	171,484	109,939	203,426	185,682	577,216	36,658	1,505,746
Watch (5)	—	—	—	—	—	23,338	—	23,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,579	—	1,579
Total	221,341	171,484	109,939	203,426	185,682	602,133	36,658	1,530,663

Commercial business
Satisfactory (1-4)	45,349	66,258	39,645	15,505	9,309	65,307	64,088	305,461
Watch (5)	—	—	—	—	—	34	—	34
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	394	191	585
Total	45,349	66,258	39,645	15,505	9,309	65,735	64,279	306,080

Consumer
Satisfactory (1-4)	21,309	11,168	5,711	2,708	3,263	16,380	132,792	193,331
Watch (5)	—	28	—	7	—	160	100	295
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	9	—	2	248	359	629
Total	21,309	11,207	5,720	2,715	3,265	16,788	133,251	194,255

Combined
Satisfactory (1-4)	869,328	1,088,230	635,433	466,685	361,449	884,255	242,085	4,547,465
Watch (5)	—	28	—	186	88	28,211	157	28,670
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	167	—	2	4,053	1,013	5,246
Total	$869,328	$1,088,269	$635,600	$466,871	$361,539	$916,519	$243,255	$4,581,381

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

The following table presents the balances of acquired loans related to the various FDIC-assisted transactions at September 30, 2023 and December 31, 2022.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
September 30, 2023
Carrying value of loans receivable	$2,225	$3,188	$6,417	$20,804	$11,139

December 31, 2022
Carrying value of loans receivable	$2,703	$3,983	$7,221	$24,402	$12,750

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2023	2022

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	38	50

Foreclosed assets held for sale and repossessions	38	50

Other real estate owned not acquired through foreclosure	—	183

Other real estate owned and repossessions	$38	$233

At September 30, 2023, there was no other real estate owned not acquired through foreclosure, as two properties were sold during the nine months ended September 30, 2023. At December 31, 2022, other real estate owned not acquired through foreclosure included two properties, both of which were branch locations that were closed and held for sale.

At September 30, 2023 and December 31, 2022, residential mortgage loans totaling $27,000 and $173,000, respectively, were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	September 30,
	2023	2022

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(22)	$(5)
Valuation write-downs	—	—
Operating expenses, net of rental income	84	89
	$62	$84

	Nine Months Ended
	September 30,
	2023	2022

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(41)	$(148)
Valuation write-downs	82	23
Operating expenses, net of rental income	222	438
	$263	$313

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	September 30,	December 31,
	2023	2022

	(In Thousands)
Land	$39,617	$39,622
Buildings and improvements	106,988	105,096
Furniture, fixtures and equipment	70,035	67,505
Operating leases right of use asset	6,900	7,397
	223,540	219,620
Less: accumulated depreciation	83,647	78,550
	$139,893	$141,070

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2023, the lease right of use asset value was $6.9 million and the corresponding lease liability was $7.1 million. As of December 31, 2022, the lease right of use asset value was $7.4 million and the corresponding lease liability was $7.6 million. At September 30, 2023, expected lease terms ranged from 0.6 years to 15.2 years with a weighted-average lease term of 7.0 years. The weighted-average discount rate at September 30, 2023 was 3.76%.

For the three months ended September 30, 2023 and 2022, lease expense was $446,000 and $408,000, respectively. For the nine months ended September 30, 2023 and 2022, lease expense was $1.3 million and $1.2 million, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended September 30, 2023 and 2022 was $84,000 and $80,000, respectively. The total lease expense related to ATMs for the nine months ended September 30, 2023 and 2022 was $234,000 and $228,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended September 30, 2023 and 2022, income recognized from these lease agreements was $326,000 and $300,000, respectively, and was included in occupancy and equipment expense. In the nine months ended September 30, 2023 and 2022, income recognized from these lease agreements was $975,000 and $890,000, respectively, and was included in occupancy and equipment expense.

	September 30, 2023	December 31, 2022

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$6,900	$7,397
Operating leases liability	$7,146	$7,599

	For the Three Months Ended
	September 30, 2023	September 30, 2022

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$446	$408

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$439	$400
Right of use assets obtained in exchange for lease obligations:
Operating leases	—	618

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$1,289	$1,166

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,234	$1,141
Right of use assets obtained in exchange for lease obligations:
Operating leases	296	618

At September 30, 2023, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2023	$356
2024	1,313
2025	1,297
2026	1,241
2027	1,173
2028	900
Thereafter	1,899

Future lease payments expected	8,179

Less: interest portion of lease payments	(1,033)

Lease liability	$7,146

NOTE 10: DEPOSITS

	September 30,	December 31,
	2023	2022

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$112,109	$280,784
1.00% - 1.99%	26,604	125,951
2.00% - 2.99%	48,463	381,547
3.00% - 3.99%	176,880	228,131
4.00% - 4.99%	624,054	4,883
5.00% and above	8,270	—
Total time deposits (weighted average rate 3.53% and 1.93%)	996,380	1,021,296
Non-interest-bearing demand deposits	942,177	1,063,588
Interest-bearing demand and savings deposits (weighted average rate 1.54% and 0.65%)	2,243,684	2,188,535
Brokered deposits (weighted average rate 5.06% and 4.03%)	669,307	411,491
Total Deposits	$4,851,548	$4,684,910

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $669.3 million and $411.5 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, brokered deposits included $300.0 million and $150.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At September 30, 2023, there were additional brokered deposits totaling $133.4 million that had variable rates of interest that reset monthly or quarterly and there were other brokered deposits totaling $185.5 million that had fixed rates of interest but are callable at the Bank’s discretion. At September 30, 2023, approximately 35% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 16% of the Company’s total deposits were uninsured at September 30, 2023.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2023 and December 31, 2022, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At September 30, 2023 and December 31, 2022, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30,	December 31,
	2023	2022

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,610	$1,083
Securities sold under reverse repurchase agreements	58,172	176,843
Overnight borrowings from the Federal Home Loan Bank	82,500	88,500
	$142,282	$266,426

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

	September 30, 2023	December 31, 2022
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$58,172	$176,843

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

Amortization of the debt issuance costs totaled $74,000 during each of the three months ended September 30, 2023 and 2022. Amortization of the debt issuance costs totaled $223,000 during each of the nine months ended September 30, 2023 and 2022. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.93%.

At September 30, 2023 and December 31, 2022, subordinated notes are summarized as follows:

	September 30, 2023	December 31, 2022

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	496	719
	$74,504	$74,281

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2023	2022
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.6)
Tax credits	(2.8)	(1.7)
State taxes	2.5	1.6
Other	1.3	0.2
	21.5%	20.5%

	Nine Months Ended September 30,
	2023	2022
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(2.5)	(1.7)
State taxes	1.9	1.7
Other	0.9	—
	20.8%	20.5%

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2023 and December 31, 2022:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2023
Available-for-sale securities
Agency mortgage-backed securities	$260,489	$—	$260,489	$—
Agency collateralized mortgage obligations	73,134	—	73,134	—
States and political subdivisions securities	52,390	—	52,390	—
Small Business Administration securities	61,935	—	61,935	—
Interest rate derivative asset	10,619	—	10,619	—
Interest rate derivative liability	(45,502)	—	(45,502)	—

December 31, 2022
Available-for-sale securities
Agency mortgage-backed securities	$286,482	$—	$286,482	$—
Agency collateralized mortgage obligations	78,474	—	78,474	—
States and political subdivisions securities	57,495	—	57,495	—
Small Business Administration securities	68,141	—	68,141	—
Interest rate derivative asset	11,061	—	11,061	—
Interest rate derivative liability	(42,097)	—	(42,097)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2023 and December 31, 2022 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the nine-month period ended September 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at September 30, 2023 or December 31, 2022.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the hierarchy in which such measurements fell at September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2023
Collateral-dependent loans	$7,531	$—	$—	$7,531

December 31, 2022
Collateral-dependent loans	$785	$—	$—	$785

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At September 30, 2023 and December 31, 2022, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the nine -months ended September 30, 2023 or the year ended December 31, 2022, are shown in the table above (net of reserves).

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

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Held-to-Maturity Securities. Fair values for held-to-maturity securities are estimated based on quoted market prices of similar securities. For these securities, the Company obtains fair value measurements from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. These securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.

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

	September 30, 2023			December 31, 2022
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$182,315	$182,315	1	$168,520	$168,520	1
Held-to-maturity securities	196,716	166,090	2	202,495	177,765	2
Mortgage loans held for sale	5,678	5,678	2	4,811	4,811	2
Loans, net of allowance for credit losses	4,564,567	4,388,425	3	4,506,836	4,391,084	3
Interest receivable	19,366	19,366	3	19,107	19,107	3
Investment in FHLBank stock and other assets	36,038	36,038	3	30,814	30,814	3

Financial liabilities
Deposits	4,851,548	4,839,018	3	4,684,910	4,672,913	3
Short-term borrowings	142,282	142,282	3	266,426	266,426	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,504	70,500	2	74,281	72,000	2
Interest payable	6,619	6,619	3	3,010	3,010	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	79	79	3	73	73	3
Lines of credit	—	—	3	—	—	3

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

At September 30, 2023, the Company had six interest rate swaps and one interest rate cap totaling $109.9 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same aggregate notional amount with third parties related to its program. In addition, the Company has one participation loan purchased totaling $8.7 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2022, the Company had six interest rate swaps and one interest rate cap totaling $107.0 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. In addition, at December 31, 2022, the Company had one participation loan purchased totaling $8.8 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended September 30, 2023 and 2022, the Company recognized net gains of $55,000 and $88,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the nine months ended September 30, 2023 and 2022, the Company recognized net losses of $234,000 and net gains of $385,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At September 30, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company receives a fixed rate of interest of 1.6725% and pays a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The floating rate of interest was 5.431% as of September 30, 2023. To the extent the floating rate of interest exceeds the fixed rate of interest, the Company is required to pay net settlements to the counterparty and records those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate is reset monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At September 30, 2023, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.31663%.

The Company recorded loan interest income of $2.0 million on the terminated interest rate swap during each of the three months ended September 30, 2023 and 2022. The Company recorded loan interest income of $6.1 million on the terminated interest rate swap during each of the nine months ended September 30, 2023 and 2022. The Company recorded negative loan interest income related to the March 2022 interest rate swap of $2.8 million in the three months ended September 30, 2023 and recorded negative loan interest income of $428,000 in the three months ended September 30, 2022. The Company recorded negative loan interest income related to the March 2022 interest rate swap of $7.5 million in the nine months ended September 30, 2023 and recorded loan interest income of $610,000 in the nine months ended September 30, 2022. The Company recorded negative loan interest income related to the two July 2022 interest rate swaps of $2.7 million and $4.4 million in the three and nine months ended September 30, 2023, respectively. Net settlements on these two interest rate swaps began in May 2023.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and nine months ended September 30, 2023 and 2022, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2023	2022

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$34,357	$31,277

Total derivatives designated as hedging instruments		$34,357	$31,277

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$10,619	$11,061

Total derivatives not designated as hedging instruments		$10,619	$11,061

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$11,145	$10,820

Total derivatives not designated as hedging instruments		$11,145	$10,820

The following table presents the effect of cash flow hedge accounting through accumulated other comprehensive income on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2023	2022

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,580)	$(1,580)
Active interest rate swaps, net of income taxes	(2,547)	(19,898)
	$(4,127)	$(21,478)

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2023	2022

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(4,688)	$(4,691)
Active interest rate swaps, net of income taxes	(2,323)	(25,570)
	$(7,011)	$(30,261)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended September 30,
Cash Flow Hedges	2023		2022
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$75,272	$—	$59,657	$—
Total Interest Expense	—	28,534	—	6,759
	$75,272	$28,534	$59,657	$6,759

Terminated interest rate swap	$2,047	$—	$2,047	$—
Active interest rate swaps	(5,545)	—	(428)	—
	$(3,498)	$—	$1,619	$—

	Nine Months Ended September 30,
Cash Flow Hedges	2023		2022
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$220,353	$—	$159,028	$—
Total Interest Expense	—	72,285	—	14,034
	$220,353	$72,285	$159,028	$14,034

Terminated interest rate swap	$6,076	$—	$6,076	$—
Active interest rate swaps	(11,925)	—	610	—
	$(5,849)	$—	$6,686	$—

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

At September 30, 2023, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and an active interest rate swap to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $240,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At September 30, 2023, the Company had given cash collateral to one derivative counterparty of $25.9 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $11.3 million for commercial lending swaps, collateral from the Company of $36.2 million for interest rate swaps related to variable rate loans and collateral from the Company of $834,000 for swaps related to brokered deposits.

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

If the Company had breached any of these provisions at September 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast-adjusted loss rate is applied to the principal balance over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2023, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2023, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market from Fifth Third Bank. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At September 30, 2023, the amortizable intangible assets included the arena naming rights of $5.2 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Our regular annual impairment assessment occurs in the third quarter of each year. At September 30, 2023, the Company performed this annual review and concluded that no impairment of its goodwill or other intangible assets had occurred at September 30, 2023. While the Company believes no impairment of its goodwill or other intangible assets existed at September 30, 2023, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2023	2022

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	—	53
Arena Naming Rights (April 2022)	5,189	5,364
Intangibles	5,189	5,417
	$10,585	$10,813

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the Company’s financial statements to change rapidly, resulting in material future adjustments to asset values, the allowance for credit losses, or capital that could negatively affect the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020, which severely affected tourism, labor markets, business travel, immigration and the global supply chain, among other areas. The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sporting events, retail shops, personal services, and more. The pandemic is now less disruptive to the U.S. and global economies, with governments, households and businesses becoming increasingly adept at making adjustments for the virus.

More than 22 million jobs were lost in March and April 2020 as businesses closed their doors or reduced their operations, sending employees home on furlough or layoffs. Hunkered down at home with uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation’s economic output, plunged. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a fiscal relief bill passed by Congress and signed by the President in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and loans to small businesses intended to help keep employees on their payroll, fueling a historic bounce-back in economic activity.

Total fiscal support to the economy throughout the pandemic, including the CARES Act, the American Rescue Plan of March 2021, and several smaller fiscal packages, totaled well over $5 trillion. The amount of this support was equal to almost 25% of pre-pandemic 2019 GDP and approximately three times that provided during the global financial crisis of 2007-2008.

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

The Federal Reserve has been aggressively raising interest rates since early 2022, pushing the federal funds rate to more than 5.25%, its highest level in 22 years. The Fed's actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Fed has made some headway in its attempt to tamp inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve's preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 3.5% in August 2023, but core PCE, which excludes food and energy prices, has been slower to retreat and still sits at 3.9%, almost twice the Federal Reserve's target.

Overall, the U.S. economy strengthened in the third quarter of 2023, with estimates of real GDP growth ranging from 3% to close to 5% (on a seasonally adjusted annual rate). Economists have pushed back expectations of a mild recession but expect GDP growth to slow later this year or early next year, as consumers and businesses slow purchases and investments in the face of higher borrowing costs brought about by the Fed's rate hiking program. On an average annual basis, Moody’s projects growth to be 2.1% in 2023 and 1.3% in 2024 with growth returning to trend in 2025.

Recent data confirms a slowdown in some activity. Manufacturers report new orders for their products have fallen and the housing market has seen sales plummet over the past year as higher borrowing costs and still elevated prices erode affordability. The services sector, with increased demand for travel, entertainment, and dining out has been persistently solid, however, recent revisions to economic data show that households have been spending at a slower pace than previously reported. Additionally, real disposable income has slowed meaningfully during the past two months. These trends are expected to continue, slowing the economy in coming months.

Employment

The national unemployment rate remained unchanged for the month at 3.8% as of September 2023, ranging from 3.4% to 3.8% since March 2022. The number of unemployed individuals also increase slightly to 6.4 million as of September 2023, compared to 6.0 million in June 2023, with total employment increasing by 336,000 in September 2023, compared with the average monthly gain of 267,000 over the prior 12 months. In September 2023, employment gains occurred in leisure and hospitality; government; health care; professional, scientific, technical services; and social assistance. While the labor market remains strong, there are signs of softening. Wage growth has been moderating and, while layoffs are not rising yet, departure rates are down to pre-pandemic levels. Employers are cutting back on hours and are hiring fewer temporary workers, possibly an early sign that demand for labor is pulling back.

As of September 2023, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.8%. Based on September 2023 information, the unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 3.6% in September 2022 to 3.4% in September 2023. Unemployment rates for

September 2023 in the states where the Company has branches or loan production offices were: Arizona at 4.0%, Arkansas at 2.9%, Colorado at 3.2%, Georgia at 3.4%, Illinois at 4.4%, Iowa at 3.0%, Kansas at 2.8%, Minnesota at 3.1%, Missouri at 2.9%, Nebraska at 2.1%, North Carolina at 3.4%, Oklahoma at 3.0%, and Texas at 4.1%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 3.8% for September 2023.

Single Family Housing

Existing home sales slipped to a seasonally adjusted annual rate of 3.96 million in September 2023, down 2% from 4 million in August 2023 and down 15.4% from 4.68 million in September 2022. In the Midwest, existing-home sales declined by 4.1% from the previous month to an annual rate of 930,000 in September 2023, and down 18.4% from one year ago.

The median existing-home sales price nationally as of September 2023 was $394,300, up 2.8% from the September 2022 median of $383,500. All four U.S. regions posted price increases with the median price in the Midwest recorded at $293,300, up 4.7% from September 2022. For the third consecutive month, home prices are up from a year ago, confirming the pressing need for more housing supply.

The inventory of unsold existing homes climbed 2.7% from the prior month to 1.13 million at the end of September 2023 but down 8.1% from one year ago of 1.23 million. Unsold inventory sits at a 3.4-month supply at the current sales pace, up from 3.3 months in August 2023 and 3.2 months in September 2022. A 5 to 6 month supply is typically required for a more balanced market.

Nationally, properties on average remained on the market for 21 days in September 2023, up from 20 days in August 2023 and 19 days in September 2022. Sixty-nine percent of homes sold in September were on the market for less than a month.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards.

Sales of new single‐family houses in September 2023 were at a seasonally adjusted annual rate of 759,000, according to the U.S. Census Bureau and the Department of Housing and Urban Development. This is 12.3% above the revised August 2023 rate of 676,000 and 33.9% above the September 2022 estimate of 567,000.

The median sales price of new houses sold in September 2023 was $418,800, down from $477,700 in September 2022. The average sales price in September 2023 of $503,900 was down from $530,100 in September 2022. The seasonally‐adjusted estimate of new houses for sale at the end of September 2023 was 435,000. This represents a supply of 6.9 months at the current sales rate.

First-time buyers accounted for 27% of sales in September 2023, down from 29% in August 2023 and September 2022.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 7.57% as of October 12, 2023 which is up from 7.49% the previous week and 6.92% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

When demand in the multi-family market spiked in the first year of the pandemic, developers accelerated plans for new projects. Three years later, a good number of those developments are set to deliver this year. The national forecast sits at 554,000 new units to be delivered in 2023, the most new supply to hit the market since the mid-1980s. In addition, 15 markets are projected to hit new record deliveries in 2023 and Sun Belt locations make up 12 of those markets. These record deliveries are hitting at a time when demand remains weak, putting several of these 15 markets at significant risk of worsening fundamentals by the end of the year.

The supply/demand imbalance has pushed the national vacancy rate up 200 basis points from an all-time low of 4.7% in the third quarter of 2021 to 7.1% in the third quarter of 2023. The national vacancy rate is forecasted to finish 2023 in the mid 7% range, which would be 100 basis points higher than pre-pandemic levels. Our market areas reflected the following apartment vacancy levels as of September 2023: Springfield, Missouri at 4.4%, St. Louis at 10.0%, Kansas City at 7.6%, Minneapolis at 7.1%, Tulsa, Oklahoma at 8.4%, Dallas-Fort Worth at 9.4%, Chicago at 5.5%, Atlanta at 11.4%, Phoenix at 10.2%, Denver at 8.1% and Charlotte, North Carolina at 10.6%.

More than 1 million units were under construction at the end of the third quarter of 2023, with almost 450,000 units expected to deliver in 2024. However, the rising interest rate environment combined with a pullback in construction lending has seen some developers unable to move forward on proposed projects, suggesting the beginning of a meaningful pause in deliveries towards the end of 2024 and into 2025. This pause could allow many overbuilt markets to absorb their current supply overhang and return to equilibrium more quickly.

The Midwest region now leads the nation in terms of rent growth and is projected to hold that lead throughout 2023. Midwest markets have avoided the sharp reversal of rent growth seen in Sun Belt locations as their construction pipelines remained modest during the pandemic. Deliveries in the Midwest in 2022 were only 5,500 units higher than what was delivered in 2019. That limited increase in new supply for the Midwest allowed those markets to be better balanced and avoid the dramatic surge and now pullback in rent growth as was experienced in Sun Belt locations.

Economic uncertainty continues to hold back household formation, which is dampening middle market demand. Conversion of office buildings to multi-family units has been a trending topic in commercial real estate circles as hybrid work arrangements have diminished office utilization. However, the number of conversion projects that are actually moving forward at this time remains very low.

Although factors such as declining household formations, rising supply deliveries, and weakening demand may present temporary obstacles, the long-term issue of a major housing shortage remains in our nation. Thus, rent growth is anticipated to rebound above historical averages, and multi-family should maintain its place as investors’ choice.

The Office sector remains weak in 2023 with office vacancy rates continuing their climb to a record 13.4% nationally, compared to 12.5% at September 30, 2022, while our market areas reflected the following vacancy levels at September 30, 2023: Springfield, Missouri at 4.1%, St. Louis at 10.5%, Kansas City at 11.8%, Minneapolis at 11.2%, Tulsa, Oklahoma at 11.0%, Dallas-Fort Worth at 17.8%, Chicago at 16.2%, Atlanta at 15%, Denver at 16.1%, Phoenix at 15.9% and Charlotte, North Carolina at 12.8%. So far in 2023, tenants have vacated nearly 60 million square feet (SF), putting 2023 on pace for the largest amount of negative net absorption on record. Total occupancy is now at its lowest level since the first quarter of 2017, despite office-using employment being over 11% higher. To add to this, the quantity of space that is formally occupied but nevertheless available for lease has risen by more than 40 million SF since mid-2020. Recent market trends suggest that stagnant demand is likely to linger and that space-per-worker requirements could shrink even further. Leasing data for the most recent four quarters shows the volume of new leasing activity to be 15-20% below pre-pandemic norms, with the average size of a new lease shrinking by a similar amount. Two factors contributing to this trend are large tenants moving into smaller spaces when their existing leases expire and smaller tenants choosing to relocate rather than renew, pushing the market toward projects with smaller lease space requirements.

Through the first three quarters of 2023, about 30 million SF in net new office inventory has come online, further exacerbating vacancy. Another 20 million SF is expected before the end of 2023, though construction delays associated with rising costs have already pushed a number of projects into 2024. The total of just over 50 million SF would be in line with net annual deliveries since 2015. Another 45 million SF is expected in 2024, most of it in the first half of the year. By 2025, however, supply pressure should moderate quickly. Construction starts have been modest throughout the pandemic era and are now slowing rapidly, due in part to a difficult lending environment.

Despite growing concerns surrounding rising costs and a potential recession, resilient demand from a diverse array of sectors, coupled with a below-average pace of store closures, resulted in another period of positive expansion for the U.S. retail sector in the third quarter 2023.

Although a pullback in leasing activity has occurred, a significant slowdown in move-outs has contributed to consistent demand growth across the U.S. retail sector, which has now recorded 11 consecutive quarters of positive net absorption. Approximately 53.9 million square feet of retail space has been absorbed across the U.S. over the past year, about 90% of which has flowed into the general retail or neighborhood center segments.

Availabilities are now at record-low levels within small to mid-sized centers and freestanding single-tenant properties. On the other hand, availabilities within the mall segment (which consists of regional and super-regional malls as well as lifestyle centers) have continued to increase since the pandemic. However, there is significant variation in performance across the mall segment, with 4 & 5 Star malls and lifestyle centers seeing fundamentals improve over the past year, while malls rated 3 Star and below continue to see vacancies rise. This difference is likely to persist, as numerous mall-based retailers such as Bath and Body Works, Victoria's Secret, and Macy's have announced plans to move more stores out of malls and into open-air neighborhood and community centers with stronger foot traffic.

Despite longstanding concerns of a softening economy and eventual pullback in consumer spending, U.S. retail space markets have remained resilient through the first three quarters of the year thanks to steady demand from a diverse array of sectors, a significant pullback in store closures, and minimal new supply.

On a cautionary note, U.S. consumer spending will potentially take center stage over the next few months following the depletion of $2.1 trillion in excess economic relief savings and increased consumer credit card debt. As consumers increasingly rely on credit and contend with higher interest rates, the consumer's financial health appears to be deteriorating. Since their spending contributes to roughly two-thirds of the U.S. GDP, instability here could send reverberations across the retail sector in 2024.

During the third quarter of 2023, national retail vacancy rates remained steady at 4.1% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.3%, St. Louis at 4.6%, Kansas City at 4.3%, Minneapolis at 2.9%, Tulsa, Oklahoma at 2.7%, Dallas-Fort Worth at 4.4%, Chicago at 4.9%, Atlanta at 3.6%, Phoenix at 4.6%, Denver at 4.1%, and Charlotte, North Carolina at 2.9%.

U.S. industrial market performance continues to downshift as 2024 approaches. Accelerating completions of new industrial developments have caused the U.S. industrial vacancy rate to inch up from a record low of 3.9% in mid-2022, to 5.3% as of 3rd quarter 2023. While that is still comfortably below the market's average vacancy rate of 7.3% over the past 20 years, U.S. industrial net absorption has also slowed to a crawl in 2023 with the slowdown broad-based across most market areas. Not only was 3rd quarter absorption down more than 75% from the booming levels recorded in 2021 and 2022, it was the weakest third-quarter recorded since 2012. Our market areas reflected the following vacancy levels: Springfield, Missouri at 1.1%, St. Louis at 4.1%, Kansas City at 4.7%, Minneapolis at 3.6%, Tulsa, Oklahoma at 3.1%, Dallas-Fort Worth at 7.8%, Chicago at 4.6%, Atlanta at 5.4%, Phoenix at 7.2%, Denver at 6.9% and Charlotte, North Carolina at 5.5%.

After rebuilding inventories during 2022, tenant retailers and wholesalers are pausing further inventory accumulation out of caution over the economic outlook, causing U.S. imports to decline from record highs. A swift recovery appears unlikely, with higher interest rates still weighing on the economy and posing downside risks for net absorption through 2024. As higher interest rates keep home sales depressed, companies with sales tied to the housing market have shed the most space. Tenants including Bed Bath & Beyond, Ashley Furniture, American Building Supply, and Big Lots have all closed distribution centers larger than 500,000 SF since the beginning of 2023. In June 2023, The Home Depot announced plans to cut supply chain costs by $500 million throughout 2024. However, on net, the industrial tenant base is still growing.

Amazon sales have been rising by double digits, and the company is slowing the distribution center closures it began in early 2022. The recent slowdown in imports has also helped major retailers including Walmart, Target, and Costco clear excess inventories accumulated last year. Drags on household finances including elevated gas prices, and multi-decade highs in credit card interest rates may need to abate before consumer goods spending can reaccelerate and give retailers the confidence to resume distribution network expansions. Regardless, large distribution center expansions by companies that sell necessities consumers still generally purchase in high volume despite inflation, including Dollar General, Sam's Club, and auto parts suppliers, may continue to help offset distribution center closures and keep net absorption positive in the remainder of 2023.

Higher interest rates have also caused construction starts on new industrial projects to plummet this year. Given the average construction time of 14 months for large industrial projects, this recent pullback in starts signals that by late 2024, the number of new projects completing construction will begin to rapidly decline. This may well set the stage for vacancies to stabilize or begin tightening again in late 2024, and for rent growth to accelerate thereafter.

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

Great Southern’s total assets increased $67.4 million, or 1.2%, from $5.68 billion at December 31, 2022, to $5.75 billion at September 30, 2023. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at September 30, 2023 and December 31, 2022.”

Loans. Net outstanding loans increased $57.7 million, or 1.3%, from $4.51 billion at December 31, 2022, to $4.56 billion at September 30, 2023. The increase was primarily in other residential (multi-family) loans and commercial business loans. This increase was partially offset by a decrease in commercial real estate loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family) and commercial business, and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, Phoenix and Tulsa. Stringent underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are also subject to certain underwriting standards to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both September 30, 2023 and December 31, 2022, 0.2% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination. At September 30, 2023 and December 31, 2022, an estimated 0.1% and 0.2%, respectively, of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. In the nine months ended September 30, 2023, available-for-sale securities decreased $42.6 million, or 8.7%, from $490.6 million at December 31, 2022, to $447.9 million at September 30, 2023. A decrease in the market value of these securities accounted for $22.0 million of this balance decrease while the rest of the decrease related to normal monthly payments on mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio had a gross unrealized loss of $84.3 million at September 30, 2023. As of that date, the portfolio had a tax-equivalent yield of approximately 2.70% and an estimated effective duration of five to six years.

Held-to-maturity Securities. In the nine months ended September 30, 2023, held-to-maturity securities decreased $5.8 million, or 2.9%, from $202.5 million at December 31, 2022, to $196.7 million at September 30, 2023. The held-to-maturity securities portfolio had a gross unrealized loss of $30.6 million at September 30, 2023, that was not included in the Company’s total capital balance. As of September 30, 2023, the portfolio had a tax-equivalent yield of approximately 2.63% and an estimated effective duration of five to six years. If these held-to-maturity unrealized losses were included in capital (net of taxes), this would have decreased total stockholder’s equity by $23.1 million at September 30, 2023. This amount was equal to 4.3% of total stockholders’ equity of $531.7 million.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2023, total deposit balances increased $166.6 million, or 3.6%. Compared to December 31, 2022, transaction account balances decreased $66.3 million, or 2.0%, to $3.19 billion at September 30, 2023, and retail certificates of deposit decreased $24.9 million, or 2.4%, to $996.4 million at September 30, 2023. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts and various NOW accounts, as small businesses and individuals appear to be drawing down their balances to pay for goods and services, or are seeking a higher-yielding alternative. Retail time deposits decreased due to decreases in national time deposits initiated through internet channels and also a decrease in retail certificates generated through the Company’s banking center network. Time deposits initiated through internet channels are no longer a significant part of the Company’s total deposits. Brokered deposits, including IntraFi program purchased funds, were $669.3 million and $411.5 million at September 30, 2023 and December 31, 2022, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2023 and 2022 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $118.6 million from $176.8 million at December 31, 2022 to $58.2 million at September 30, 2023. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. The Company’s FHLBank term advances were $-0- at both September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, overnight borrowings from the FHLBank were $82.5 million and $88.5 million, respectively, which are included in short term borrowings.

Short term borrowings and other interest-bearing liabilities decreased $5.5 million from $89.6 million at December 31, 2022 to $84.1 million at September 30, 2023. The Company may utilize both overnight and other short-term borrowings depending on relative interest rates.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At September 30, 2023 the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in the latter months of 2023 and into 2024 to be less likely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for many months before any rate cuts occur. Great Southern’s loan portfolio includes loans ($1.27 billion at September 30, 2023) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after September 30, 2023. All of these loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($790.9 million at September 30, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at September 30, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At September 30, 2023, nearly all of these SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the SOFR indices or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based, AMERIBOR-based and prime-based loans.

As of September 30, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a slightly positive impact on the Company’s net interest income within the next twelve months, while declining interest rates are expected to have a slightly negative impact on net interest income within the next twelve months. The negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon.

In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits would be expected to decrease compared to the then-current rates paid on those products.

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

Non-Interest Income and Non-Interest (Operating) Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income may also be affected by the Company’s interest rate derivative activities, if the Company chooses to implement derivatives. See Note 16 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in this report. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2023 and 2022.”

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

Business Initiatives

Since early 2022, Great Southern has been preparing to convert to a new core banking platform (New System) to be delivered by a third-party vendor. As previously disclosed, the migration to the New System, originally scheduled for the third quarter of 2023, has been delayed to mid-2024. Certain contractual disputes have arisen between Great Southern and the third-party vendor. While discussions are ongoing between the parties, there is no assurance that a resolution will be achieved. In the meantime, Great Southern expects to continue operations with its current core banking provider, which will allow Great Southern to offer its full array of products and services.

In September 2023, in Springfield, Missouri, the Company opened Great Southern Express, a modern four-lane drive-through center using only interactive teller machine (ITM) technology to serve customers. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner during extended business hours seven days a week. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the penny. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.

Also in the Springfield market, after a thorough evaluation, at the close of business on January 12, 2024, the banking center at 600 West Republic Road will be consolidated into the Great Southern banking center located at 2945 W. Republic Road, a short distance away. After the West Republic Road location closes, an on-site ITM will be available there indefinitely for customers’ convenience.

Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services to customers. The Company operates 90 retail banking centers in Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska and commercial lending offices in Atlanta; Charlotte, North Carolina; Chicago; Dallas; Denver; Omaha, Nebraska; Phoenix and Tulsa, Oklahoma. The common stock of Great Southern Bancorp, Inc. is listed on the Nasdaq Global Select Market under the symbol "GSBC."

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

During the nine months ended September 30, 2023, the Company’s total assets increased by $67.4 million to $5.75 billion. The increase was primarily in interest-bearing deposits in other financial institutions and loans.

Cash and cash equivalents were $182.3 million at September 30, 2023, an increase of $13.8 million, or 8.2%, from $168.5 million at December 31, 2022. This increase was primarily due to a $26.5 million increase in interest-bearing deposits in the Federal Reserve Bank.

The Company’s available-for-sale securities decreased $42.6 million, or 8.7%, compared to December 31, 2022. The decrease was primarily due to a decrease in the market value of these available-for-sale securities as a result of increases in market interest rates and by normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 7.8% of total assets at September 30, 2023 compared to 8.6% at December 31, 2022.

Held-to-maturity securities were $196.7 million at September 30, 2023, a decrease of $5.8 million, or 2.9%, from $202.5 million at December 31, 2022. The held-to-maturity securities portfolio was 3.4% and 3.6% of total assets at September 30, 2023 and December 31, 2022, respectively.

Net loans increased $57.7 million from December 31, 2022, to $4.56 billion at September 30, 2023. This increase was primarily in other residential (multi-family) loans ($64 million increase) and commercial business loans ($50 million increase), which was partially offset by a decrease in commercial real estate loans ($27 million decrease). Loan origination volume in the nine months ended September 30, 2023 significantly decreased compared to the origination volume that occurred in 2021 and most of 2022 due to the increase in market interest rates that began in late 2022 and continued into 2023. In addition, the pace of loan payoffs prior to maturity has slowed in the latter half of 2022 and into 2023 due to the significant increase in market rates of interest. The Company did experience a few large loan payoffs in the three months ended September 30, 2023, as completed projects were sold or the borrower paid off our loan by refinancing the debt elsewhere with long-term financing.

Total liabilities increased $68.8 million, from $5.15 billion at December 31, 2022 to $5.22 billion at September 30, 2023. This increase was primarily due to an increase in deposits ($167 million increase), which was partially offset by a reduction in securities sold under reverse repurchase agreements with customers ($119 million decrease).

Total deposits increased $166.6 million, or 3.6%, to $4.85 billion at September 30, 2023. Total checking account balances decreased $66.3 million, from $3.25 billion at December 31, 2022 to $3.19 billion at September 30, 2023. Total interest-bearing checking accounts increased $55.1 million while non-interest-bearing checking accounts decreased $121.4 million. Retail certificates of deposit decreased $24.9 million compared to December 31, 2022, to $996.4 million at September 30, 2023. Customer retail time deposits initiated through our banking center network increased $8.6 million and time deposits initiated through our national internet network decreased $31.9 million. Brokered deposits increased $257.8 million to $669.3 million at September 30, 2023, compared to $411.5 million at December 31, 2022. Brokered deposits were utilized to fund growth in outstanding loans and to offset reductions in balances in other deposit categories. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. The market remains extremely competitive for both time deposits and non-time deposits. The Company attempts to retain its non-brokered deposits, but at times will utilize more brokered deposits and overnight FHLBank borrowings when market rates paid on non-brokered deposits are very high.

Securities sold under reverse repurchase agreements with customers decreased $118.6 million from $176.8 million at December 31, 2022 to $58.2 million at September 30, 2023. These balances fluctuate over time based on customer demand for this product. In 2023, some customers elected to move funds from these repurchase accounts into other types of deposit accounts offered by the Bank that included deposit insurance coverage through the IntraFi deposit program.

Short-term borrowings and other interest-bearing liabilities decreased $5.5 million from $89.6 million at December 31, 2022 to $84.1 million at September 30, 2023. At September 30, 2023, $82.5 million of this total was overnight borrowings from the FHLBank, which was used to fund increases in outstanding loans.

Total stockholders’ equity decreased $1.4 million, from $533.1 million at December 31, 2022 to $531.7 million at September 30, 2023. Stockholders’ equity decreased due to repurchases of the Company’s common stock totaling $19.5 million and dividends declared on common stock of $14.4 million. Accumulated other comprehensive income/loss decreased $23.4 million (net loss increased) during the nine months ended September 30, 2023, due to decreases in the fair value of available-for-sale investment securities and cash flow hedges, as a result of increased market interest rates. Partially offsetting these decreases were net income of $54.7 million for the nine months ended September 30, 2023 and a $1.3 million increase due to stock option exercises.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2023 and 2022

General

Net income was $15.9 million for the three months ended September 30, 2023 compared to $18.1 million for the three months ended September 30, 2022. This decrease of $2.2 million, or 12.4%, was primarily due to a decrease in net interest income of $6.2 million, or 11.6% and an increase in non-interest expense of $799,000, or 2.3%, partially offset by a decrease in provision for credit losses on loans and unfunded commitments of $4.5 million, or 136.0%, and a decrease in income tax expense of $327,000, or 7.0%.

Net income was $54.7 million for the nine months ended September 30, 2023 compared to $53.4 million for the nine months ended September 30, 2022. This increase of $1.3 million, or 2.5%, was primarily due to an increase in net interest income of $3.1 million, or 2.1%, and a decrease in provision for credit losses on loans and unfunded commitments of $7.5 million, or 140.0%. The provision for credit losses on loans decreased $500,000, while the provision for credit losses on unfunded commitments decreased $7.0 million.

These items were partially offset by an increase in non-interest expense of $5.7 million, or 5.8%, a decrease in non-interest income of $3.0 million, or 11.2%, and an increase in income tax expense of $570,000, or 4.1%.

Total Interest Income

Total interest income increased $15.6 million, or 26.2%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to a $14.8 million increase in interest income on loans and an $814,000 increase in interest income on investment securities and other interest-earning assets. Interest income from loans increased during the three months ended September 30, 2023 compared to the same period in 2022 due to higher average balances and higher average rates of interest. Interest income from investment securities and other interest-earning assets increased during the three months ended September 30, 2023 compared to the same period in 2022 due to higher average rates of interest and higher average balances of other interest-earning assets, partially offset by decreased average balances of investment securities.

Total interest income increased $61.3 million, or 38.6%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to a $57.9 million increase in interest income on loans and a $3.5 million increase in interest income on investment securities and other interest-earning assets. Interest income from loans increased during the nine months ended September 30, 2023 compared to the same period in 2022 due to higher average balances and higher average rates of interest. Interest income from investment securities and other interest-earning assets increased during the nine months ended September 30, 2023 compared to the same period in 2022 due to higher average rates of interest and higher average balances of investment securities, partially offset by decreased average balances of other interest-earning assets.

Interest Income – Loans

During the three months ended September 30, 2023 compared to the three months ended September 30, 2022, interest income on loans increased $13.1 million due to higher average interest rates on loans. The average yield on loans increased from 4.79% during the three months ended September 30, 2022, to 5.92% during the three months ended September 30, 2023. This increase was primarily due to the repricing of floating rate loans in the second half of 2022 and into 2023 as market interest rates increased significantly and the origination of new fixed-rate loans at higher market interest rates. Interest income on loans also increased $1.7 million as the result of higher average loan balances, which increased from $4.48 billion during the three months ended September 30, 2022, to $4.62 billion during the three months ended September 30, 2023. The Company continued to originate loans at a pace similar to prior periods through the first nine months of 2022, and overall loan repayments slowed in 2022 and 2023 compared to the level of repayments in 2021. Since the end of 2022, loan originations and net loan growth have been muted.

During the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, interest income on loans increased $47.0 million due to higher average interest rates on loans. The average yield on loans increased from 4.46% during the nine months ended September 30, 2022, to 5.84% during the nine months ended September 30, 2023. This increase was primarily due to the repricing of floating rate loans in the second half of 2022 and into 2023 as market interest rates increased significantly and the origination of new fixed-rate loans at higher market interest rates. Interest income on loans also increased $10.9 million as the result of higher average loan balances, which increased from $4.31 billion during the nine months ended September 30, 2022, to $4.62 billion during the nine months ended September 30, 2023.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, on March 2, 2020, the Company and its swap counterparty mutually agreed to terminate this swap, effective immediately. The Company was paid $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended September 30, 2023 and 2022. The Company recorded interest income related to the interest rate swap of $6.1 million in each of the nine month periods ended September 30, 2023 and 2022. At September 30, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million, with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company receives a fixed rate of interest of 1.6725% and pays a floating rate of interest equal to one-month USD-LIBOR (now the equivalent replacement USD-SOFR rate since USD-LIBOR rate is no longer available). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate exceeds one-month USD-SOFR, the Company receives net interest settlements, which are recorded as loan interest income. If one-month USD-SOFR exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $2.8 million in the three months ended September 30, 2023, compared to a reduction of $428,000 in the three months ended September 30, 2022. The Company recorded a reduction of loan interest income related to this swap transaction of $7.5 million in the nine months ended September 30, 2023. The Company recorded loan interest income related to this swap transaction of $610,000 in the nine months ended September 30, 2022.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $2.7 million and $4.4 million, respectively, in the three and nine months ended September 30, 2023. At September 30, 2023, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.31663%.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $111,000 in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest income decreased $493,000 as a result of a decrease in average balances from $734.5 million during the three months ended September 30, 2022, to $678.6 million during the three months ended September 30, 2023. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income increased $382,000 as a result of higher average interest rates, which increased from 2.77% during the three months ended September 30, 2022, to 2.93% during the three month period ended September 30, 2023.

Interest income on investments increased $745,000 in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Interest income increased $516,000 as a result of an increase in average balances from $670.7 million during the nine months ended September 30, 2022, to $694.7 million during the nine months ended September 30, 2023. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities that have a fixed rate of interest with expected lives of four to ten years, which fits with the Company’s current asset/liability management strategies, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income also increased $229,000 as a result of higher average interest rates, which increased from 2.84% during the nine months ended September 30, 2022, to 2.89% during the nine month period ended September 30, 2023.

Interest income on other interest-earning assets increased $925,000 in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest income increased $799,000 as a result of higher average interest rates, which increased from 2.11% during the three months ended September 30, 2022, to 5.22% during the three months ended September 30, 2023. Interest income also increased $126,000 as a result of an increase in average balances from $84.8 million during the three months ended September 30, 2022, to $104.5 million during the three months ended September 30, 2023. The increase in average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased multiple times in 2022 and 2023 in conjunction with the increase in the Federal Funds target interest rate.

Interest income on other interest-earning assets increased $2.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Interest income increased $2.9 million as a result of higher average interest rates, which increased from 0.53% during the nine months ended September 30, 2022, to 4.91% during the nine months ended September 30, 2023. Partially offsetting that increase, interest income decreased $194,000 as a result of a decrease in average balances from $218.3 million during the nine months ended September 30, 2022, to $97.8 million during the nine months ended September 30, 2023. The increase in average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased multiple times in 2022 and 2023 in conjunction with the increase in the Federal Funds target interest rate. The decrease in average balances was due to utilization of these funds in loan originations and securities purchases.

Total Interest Expense

Total interest expense increased $21.8 million, or 322.2%, during the three months ended September 30, 2023, when compared with the three months ended September 30, 2022, due to an increase in interest expense on deposits of $20.2 million, or 406.3%, an increase in interest expense on short-term borrowings of $1.1 million, or 280.1%, an increase in interest expense on securities sold under reverse repurchase agreements of $263,000, or 584.4%, and an increase in interest expense on subordinated debentures issued to capital trusts of $206,000, or 83.1%.

Total interest expense increased $58.3 million, or 415.1%, during the nine months ended September 30, 2023, when compared with the nine months ended September 30, 2022, due to an increase in interest expense on deposits of $52.2 million, or 548.0%, an increase in interest expense on short-term borrowings of $4.5 million, or 739.7%, an increase in interest expense on securities sold under reverse repurchase agreements of $809,000, or 1,304.8%, and an increase in interest expense on subordinated debentures issued to capital trusts of $748,000, or 142.5%.

Interest Expense – Deposits

Interest expense on demand and savings deposits increased $6.8 million due to average rates of interest that increased from 0.23% in the three months ended September 30, 2022 to 1.46% in the three months ended September 30, 2023. Interest rates paid on demand deposits were higher in the 2023 period due to significant increases in overall market rates. Partially offsetting this increase, interest expense on demand deposits decreased $59,000, due to a decrease in average balances from $2.30 billion during the three months ended September 30, 2022 to $2.20 billion during the three months ended September 30, 2023. The Company experienced decreased balances in various types of money market accounts, certain types of NOW accounts and IntraFi Network Reciprocal Deposits.

Interest expense on demand and savings deposits increased $16.5 million due to average rates of interest that increased from 0.17% in the nine months ended September 30, 2022 to 1.18% in the nine months ended September 30, 2023. Interest rates paid on demand deposits were higher in the 2023 period due to significant increases in overall market rates. Partially offsetting this increase, interest expense on demand deposits decreased $190,000, due to a decrease in average balances from $2.36 billion during the nine months ended September 30, 2022 to $2.19 billion during the nine months ended September 30, 2023. The Company experienced decreased balances in various types of money market accounts, certain types of NOW accounts and IntraFi Network Reciprocal Deposits.

Interest expense on time deposits increased $6.3 million as a result of an increase in average rates of interest from 0.82% during the three months ended September 30, 2022, to 3.37% during the three months ended September 30, 2023. Interest expense on time deposits increased $292,000 due to an increase in average balances of time deposits from $872.3 million during the three months ended September 30, 2022 to $996.2 million in the three months ended September 30, 2023. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates throughout 2022 and 2023 and targeted promotions during the latter half of 2022 and the first nine months of 2023.

Interest expense on time deposits increased $16.5 million as a result of an increase in average rates of interest from 0.54% during the nine months ended September 30, 2022, to 2.76% during the nine months ended September 30, 2023. Interest expense on time deposits increased $764,000 due to an increase in average balances of time deposits from $839.3 million during the nine months ended September 30, 2022 to $999.9 million in the nine months ended September 30, 2023. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates throughout 2022 and 2023 and targeted promotions during the latter half of 2022 and the first nine months of 2023.

Interest expense on brokered deposits increased $3.7 million due to average rates of interest that increased from 2.27% in the three months ended September 30, 2022 to 5.16% in the three months ended September 30, 2023. Interest expense on brokered deposits also increased $3.1 million due to an increase in average balances from $324.2 million during the three months ended September 30, 2022 to $669.8 million during the three months ended September 30, 2023. Brokered deposits added during 2023 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

Interest expense on brokered deposits increased $12.9 million, due to an increase in average balances from $175.7 million during the nine months ended September 30, 2022 to $588.9 million during the nine months ended September 30, 2023. Interest expense on brokered deposits also increased $5.6 million due to average rates of interest that increased from 2.45% in the nine months ended September 30, 2022 to 4.93% in the nine months ended September 30, 2023. Brokered deposits added during 2023 were at higher market rates than brokered deposits previously issued.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three and nine months ended September 30, 2023 and 2022.

Interest expense on reverse repurchase agreements increased $273,000 due to higher average interest rates during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. The average rate of interest was 0.13% for the three months ended September 30, 2022 compared to 2.18% for the three months ended September 30, 2023. The average balance of repurchase agreements decreased $78.7 million from $134.9 million in the three months ended September 30, 2022 to $56.2 million in the three months ended September 30, 2023, which was due to changes in customers’ desire for this product, which can fluctuate.

Interest expense on reverse repurchase agreements increased $823,000 due to higher average interest rates during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The average rate of interest was 0.06% for the nine months ended September 30, 2022 compared to 1.36% for the nine months ended September 30, 2023. The average balance of repurchase agreements decreased $47.1 million from $132.9 million in the nine months ended September 30, 2022 to $85.8 million in the nine months ended September 30, 2023, which was due to changes in customers’ desire for this product, which can fluctuate.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $806,000 during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022 due to higher average rates of interest. The average rate of interest was 2.14% for the three months ended September 30, 2022, compared to 5.47% for the three months ended September 30, 2023. Short-term market interest rates increased sharply throughout 2022 and into 2023. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $250,000 during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased from $70.0 million in the three months ended September 30, 2022 to $103.8 million in the three months ended September 30, 2023, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank, which were used to fund loan growth and supplement deposit balances.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $2.5 million during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 due to higher average rates of interest. The average rate of interest was 1.67% for the nine months ended September 30, 2022, compared to 5.12% for the nine months ended September 30, 2023. Short-term market interest rates increased sharply throughout 2022 and into 2023. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $2.1 million during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased from $49.2 million in the nine months ended September 30, 2022 to $134.6 million in the nine months ended September 30, 2023, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank.

During the three months ended September 30, 2023, compared to the three months ended September 30, 2022, interest expense on subordinated debentures issued to capital trusts increased $206,000 due to higher average interest rates. The average interest rate was 7.00% in the three months ended September 30, 2023 compared to 3.82% in the three months ended September 30, 2022. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month SOFR (originally LIBOR) plus 1.60%, adjusting quarterly, which was 7.23% at September 30, 2023. There was no change in the average balance of the subordinated debentures between the 2022 and 2023 periods.

During the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, interest expense on subordinated debentures issued to capital trusts increased $748,000 due to higher average interest rates. The average interest rate was 6.61% in the nine months ended September 30, 2023 compared to 2.72% in the nine months ended September 30, 2022. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2022 and 2023 periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. During the three months ended September 30, 2023, compared to the three months ended September 30, 2022, interest expense on subordinated notes increased $1,000. There was no change in the interest expense on subordinated notes during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Net Interest Income

Net interest income for the three months ended September 30, 2023 decreased $6.2 million to $46.7 million compared to $52.9 million for the three months ended September 30, 2022. Net interest margin was 3.43% in the three months ended September 30, 2023, compared to 3.96% in the three months ended September 30, 2022, a decrease of 53 basis points, or 13.4%. The Company experienced increases in interest income on both loans and other interest-earning assets. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

Net interest income for the nine months ended September 30, 2023 increased $3.1 million to $148.1 million compared to $145.0 million for the nine months ended September 30, 2022. Net interest margin was 3.66% in the nine months ended September 30, 2023, compared to 3.73% in the nine months ended September 30, 2022, a decrease of 7 basis points, or 1.9%. The Company experienced increases in interest income on loans, other interest-earning assets and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

The Company’s overall average interest rate spread decreased 97 basis points, or 25.8%, from 3.76% during the three months ended September 30, 2022 to 2.79% during the three months ended September 30, 2023. The decrease was due to a 204 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 107 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 113 basis points, the yield on investment securities increased 16 basis points and the yield on other interest-earning assets increased 311 basis points. The rate paid on deposits increased 203 basis points, the rate paid on reverse repurchase agreements increased 205 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 333 basis points and the rate paid on subordinated debentures issued to capital trust increased 318 basis points.

The Company’s overall average interest rate spread decreased 49 basis points, or 13.8%, from 3.58% during the nine months ended September 30, 2022 to 3.09% during the nine months ended September 30, 2023. The decrease was due to a 185 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 135 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 138 basis points, the yield on investment securities increased five basis points and the yield on other interest-earning assets increased 438 basis points. The rate paid on deposits increased 180 basis points, the rate paid on reverse repurchase agreements increased 130 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 345 basis points and the rate paid on subordinated debentures issued to capital trust increased 389 basis points. Interest rates on short-term borrowings and subordinated debentures issued to capital trust reprice quickly and directly with changes to market interest rates. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. Throughout 2022, competition for deposits was not as intense and market rates on deposits moved higher at a slower pace. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March 2023 and market rates moved higher more rapidly. Also, as market interest rates moved higher, some deposit holders chose to move funds into non-deposit investment products. In addition, in the three months ended September 30, 2023, the Company had nearly $200 million of lower-rate time deposits mature and reprice at the substantially higher then-market interest rates.

If market interest rates remain near their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income. Based on the interest rates on these swaps at September 30, 2023, the negative impact of all the interest rate swaps combined in the three months ending December 31, 2023 is expected to be approximately $3.7 million. The negative impact of all the interest rate swaps combined in the three months ended September 30, 2023 was approximately $3.5 million. As noted previously, one of these interest rate swaps will terminate March 1, 2024. This interest rate swap had a negative impact to net interest income of $2.8 million in the three months ended September 30, 2023. It is expected to have a negative impact to net interest income of $2.9 million in the three months ending December 31, 2023 and $1.9 million in the three months ending March 31, 2024, then no further impact in subsequent periods.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” tables in this Quarterly Report on Form 10-Q.

Provision for and Allowance for Credit Losses

The Company adopted ASU 2016 13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The CECL methodology replaced the incurred loss methodology with a lifetime “expected credit loss” measurement objective for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. This standard requires the consideration of historical loss experience and current conditions adjusted for reasonable and supportable economic forecasts.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in economic conditions, including but not limited to; changes in the national unemployment rate, commercial real estate price index, housing price index, consumer sentiment, gross domestic product (GDP) and construction spending.

Challenging or worsening economic conditions from higher inflation or interest rates, COVID-19 and subsequent variant outbreaks or similar events, global unrest or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to identify and limit future losses, such as a watch list of problem loans and potential problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, ongoing correspondence with borrowers and problem loan workouts. Management determines which loans are collateral-dependent, evaluates risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

During the three months ended September 30, 2023, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a $2.0 million provision expense during the three months ended September 30, 2022. During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded provision expense of $1.5 million and $2.0 million, respectively, on its portfolio of outstanding loans. Total net charge-offs were $99,000 for the three months ended September 30, 2023, compared to $297,000 in the three months ended September 30, 2022. Total net charge-offs were $227,000 for the nine months ended September 30, 2023, compared to net recoveries of $7,000 in the nine months ended September 30, 2022. For the three months ended September 30, 2023, the Company recorded a negative provision for losses on unfunded commitments of $1.2 million, compared to provision expense of $1.3 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company recorded a negative provision for losses on unfunded commitments of $3.6 million, compared to provision expense of $3.3 million for the nine months ended September 30, 2022. General market conditions and unique circumstances related to specific industries and individual projects contribute to the level of provisions and charge-offs.

The Bank’s allowance for credit losses as a percentage of total loans was 1.40% and 1.39% at September 30, 2023 and December 31, 2022, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2023 based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional credit loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At September 30, 2023, non-performing assets were $10.9 million, an increase of $7.2 million from $3.7 million at December 31, 2022. Non-performing assets as a percentage of total assets were 0.19% at September 30, 2023, compared to 0.07% at December 31, 2022.

Compared to December 31, 2022, non-performing loans increased $7.1 million, to $10.8 million at September 30, 2023, and foreclosed and repossessed assets decreased $12,000, to $38,000 at September 30, 2023. The majority of the increase in non-performing loans was in the commercial real estate loans category, which included $8.6 million in loans transferred to non-performing since December 31, 2022.

Non-performing Loans. Activity in the non-performing loans category during the nine months ended September 30, 2023 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	September 30

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	—	—	—	—	—	—	384
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	173	—	—	(21)	(31)	(602)	241
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	1,579	8,735	—	—	—	—	(182)	10,132
Commercial business	586	16	—	—	—	—	(602)	—
Consumer	399	174	—	—	—	(121)	(378)	74
Total non-performing loans	$3,670	$9,098	$—	$—	$(21)	$(152)	$(1,764)	$10,831

FDIC-assisted acquired loans included above	$428	$68	$—	$—	$(21)	$(31)	$(353)	$91

At September 30, 2023, the non-performing commercial real estate category included four loans, one of which was added during the current period. The largest relationship in the category, which totaled $8.5 million, or 84.3% of the total category, was added to non-performing loans during the three months ended June 30, 2023 and is collateralized by an office building in Missouri. The non-performing one- to four-family residential category included three loans, one of which was added during 2023. The largest relationship in the category totaled $150,000, or 62.3% of the category. The non-performing one- to four-family residential category experienced $602,000 in repayments during the nine months ended September 30, 2023, primarily related to a note sale of 16 non-performing loans. The loan sale proceeds were sufficient to result in no loss to the Company. The non-performing land development category consisted of one loan added during 2021, which totaled $384,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing consumer category included seven loans.

Potential Problem Loans. Compared to December 31, 2022, potential problem loans decreased $1.2 million, or 78.6%, to $337,000 at September 30, 2023. The decrease during the period was primarily due to multiple loans totaling $1.0 million that were upgraded to a satisfactory risk rating, $294,000 in loan payments, $111,000 in loans downgraded to the non-performing category and $13,000 in charge offs, partially offset by $181,000 in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans categories during the nine months ended September 30, 2023, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	September 30

(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,348	167	(939)	(105)	—	—	(235)	236
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Consumer	230	14	(65)	(6)	—	(13)	(59)	101
Total potential problem loans	$1,578	$181	$(1,004)	$(111)	$—	$(13)	$(294)	$337

FDIC-assisted acquired loans included above	$743	$—	$(561)	$—	$—	$—	$(5)	$177

At September 30, 2023, the one- to four-family residential category of potential problem loans included three loans, one of which was added during 2023. The largest relationship in this category totaled $99,000, or 42.0% of the total category. During the nine months ended September 30, 2023, 19 loans, totaling $1.0 million, met the criteria to be upgraded to a satisfactory risk rating. The consumer category of potential problem loans included 10 loans, one of which was added during the current period.

Other Real Estate Owned and Repossessions. All of the total $38,000 of other real estate owned and repossessions at September 30, 2023 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the nine months ended September 30, 2023, was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	September 30

(In thousands)
One-to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	21	(21)	—	—	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	50	79	(91)	—	—	38
Total foreclosed assets and repossessions	$50	$100	$(112)	$—	$—	$38

FDIC-assisted acquired loans included above	$—	$21	$(21)	$—	$—	$—

The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans identified as “Watch” are monitored due to indications of potential weaknesses or deficiencies that may require future re-classification as special mention or substandard. In the nine months ended September 30, 2023, loans classified as “Watch” decreased $9.8 million, from $28.7 million at December 31, 2022 to $18.9 million at September 30, 2023, primarily due to the combination of one large loan being upgraded to “Satisfactory” out of the “Watch” category and an unrelated loan being downgraded to substandard and added to non-performing loans, partially offset by two unrelated loans being downgraded from “Satisfactory” to “Watch.” While loans classified as “Special Mention” are not adversely classified, they are deserving of management's close attention to ensure deterioration of the repayment prospects or the credit position of the assets does not expose the institution to elevated risk to warrant adverse classification at a future date. In the nine months ended September 30, 2023, loans classified as “Special Mention” increased $21.7 million as two loan relationships were downgraded from “Satisfactory.” See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended September 30, 2023, non-interest income decreased $132,000 to $7.9 million when compared to the three months ended September 30, 2022. None of the components of non-interest income experienced increases or decreases exceeding $200,000 in comparing the two periods.

For the nine months ended September 30, 2023, non-interest income decreased $3.0 million to $23.5 million when compared to the nine months ended September 30, 2022, primarily as a result of the following items:

Other income: Other income decreased $845,000 compared to the prior year period. In the 2022 period, a gain of $1.1 million was recognized on sales of fixed assets, with no similar transactions occurring in the current year period.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $738,000 compared to the prior year period. This decrease was primarily due to a portion of these transactions now being routed through channels with lower fees to the Company, which we expect will continue in future periods.

Gain (loss) on derivative interest rate products: In the 2023 period, the Company recognized a loss of $234,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans and the change in fair value on interest rate swaps related to brokered time deposits. In the 2022 period, the Company recognized a gain of $385,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans.

Non-interest Expense

For the three months ended September 30, 2023, non-interest expense increased $799,000 to $35.6 million when compared to the three months ended September 30, 2022, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits increased $697,000 in comparing the three month periods. A portion of this increase related to normal annual merit increases in various lending and operations areas. In 2023, some of these increases were larger than in previous years due to the current employment environment. In addition, compensation costs related to originated loans that are deferred under accounting rules decreased by $233,000 in the 2023 period compared to the 2022 period (which resulted in higher expense in the 2023 period because deferred costs and the related credit to expense were less), as the volume of loans originated in the three months ended September 30, 2023 decreased substantially compared to the three months ended September 30, 2022.

Net occupancy and equipment expenses: Net occupancy expenses increased $531,000 from the prior year period. Various components of computer license and support expenses increased by $333,000 in the 2023 period compared to the 2022 period. In addition, various repairs and maintenance expenses increased by $106,000 in the 2023 period compared to the 2022 period.

Insurance: Insurance expense increased $498,000 from the prior year period. The increase was primarily due to previously announced increases in deposit insurance rates by the FDIC’s Deposit Insurance Fund.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees decreased $390,000 from the prior year period, to $1.8 million. In the 2022 period, the Company expensed $372,000 in professional fees related to the interest rate swaps initiated in July 2022, which was not repeated in the 2023 period.

For the nine months ended September 30, 2023, non-interest expense increased $5.7 million to $104.7 million when compared to the nine months ended September 30, 2022, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits increased $2.1 million from the prior year period. A portion of this increase related to normal annual merit increases in various lending and operations areas. In 2023, some of these increases were larger than in previous years due to the current employment environment. In addition, compensation costs related to originated loans that are deferred under accounting rules decreased by $1.2 million in the 2023 period compared to the 2022 period (which resulted in higher expense in the 2023 period because deferred costs and the related credit to expense were less), as the volume of loans originated in the first nine months of 2023 decreased substantially compared to the same period in 2022.

Net occupancy and equipment expenses: Net occupancy expenses increased $2.0 million from the prior year period. Various components of computer license and support expenses increased by $986,000 in the 2023 period compared to the 2022 period. Depreciation and related expenses for equipment placed in service in 2023 increased expenses by $500,000 in the 2023 period compared to the 2022 period. In addition, various repairs and maintenance expenses increased by $224,000 in the 2023 period compared to the 2022 period.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $1.2 million from the prior year period, to $5.5 million. In the 2023 period, the Company expensed a total of $3.1 million, compared to $1.7 million expensed in the 2022 period, primarily related to training and implementation costs for the upcoming core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems.

Insurance: Insurance expense increased $795,000 from the prior year period. The increase was primarily due to previously announced increases in deposit insurance rates by the FDIC’s Deposit Insurance Fund.

The Company’s efficiency ratio for the three months ended September 30, 2023, was 65.13% compared to 57.09% for the same period in 2022. The Company’s efficiency ratio for the nine months ended September 30, 2023, was 61.04% compared to 57.75% for the same period in 2022. The Company’s ratio of non-interest expense to average assets was 2.49% for both the three months ended September 30, 2023 and the three months ended September 30, 2022. The Company’s ratio of non-interest expense to average assets was 2.45% and 2.42% for the nine months ended September 30, 2023 and 2022, respectively. Average assets for the three months ended September 30, 2023, increased $124.5 million, or 2.2%, from the three months ended September 30, 2022, primarily due to an increase in net loans receivable and interest-bearing cash equivalents, partially offset by a decrease in investment securities. Average assets for the nine months ended September 30, 2023, increased $255.6 million, or 4.7%, compared to the nine months ended September 30, 2022, primarily due to an increase in net loans receivable and investment securities, partially offset by a decrease in interest-bearing cash equivalents. In comparing the 2023 and 2022 periods, the increases in the efficiency ratio and the ratio of net non-interest expense to average assets primarily resulted from increases in non-interest expense.

Provision for Income Taxes

For the three months ended September 30, 2023 and 2022, the Company’s effective tax rate was 21.5% and 20.5%, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was 20.8% and 20.5%, respectively. These effective rates were near or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company’s effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 22.0% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.5 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively. Net loan fees included in interest income were $4.4 million and $4.7 million for the nine months ended September 30, 2023 and 2022, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30,	Three Months Ended			Three Months Ended
	2023	September 30, 2023			September 30, 2022
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.79%	$903,147	$8,594	3.78%	$872,243	$7,532	3.43%
Other residential	7.07	829,520	14,702	7.03	885,883	11,836	5.30
Commercial real estate	6.01	1,466,739	21,730	5.88	1,584,249	19,368	4.85
Construction	7.89	911,731	16,691	7.26	635,811	9,116	5.69
Commercial business	6.36	313,909	4,812	6.08	293,529	3,734	5.05
Other loans	6.45	178,030	2,128	4.74	197,070	2,309	4.65
Industrial revenue bonds(1)	6.01	12,322	221	7.11	13,100	182	5.52

Total loans receivable	6.16	4,615,398	68,878	5.92	4,481,885	54,077	4.79

Investment securities(1)	2.72	678,564	5,018	2.93	734,518	5,129	2.77
Interest-earning deposits in other banks	5.33	104,546	1,376	5.22	84,797	451	2.11

Total interest-earning assets	5.77	5,398,508	75,272	5.53	5,301,200	59,657	4.46
Non-interest-earning assets:
Cash and cash equivalents		91,860			101,307
Other non-earning assets		213,411			176,768
Total assets		$5,703,779			$5,579,275

Interest-bearing liabilities:
Interest-bearing demand and savings	1.54	$2,195,848	8,064	1.46	$2,303,579	1,320	0.23
Time deposits	3.53	996,220	8,450	3.37	872,269	1,811	0.82
Brokered deposits	5.06	669,829	8,719	5.16	324,183	1,853	2.27
Total deposits	2.65	3,861,897	25,233	2.59	3,500,031	4,984	0.56
Securities sold under reverse repurchase agreements	2.42	56,152	308	2.18	134,917	45	0.13
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.57	103,828	1,433	5.47	69,956	377	2.14
Subordinated debentures issued to capital trusts	7.23	25,774	454	7.00	25,774	248	3.82
Subordinated notes	5.93	74,462	1,106	5.89	74,165	1,105	5.91

Total interest-bearing liabilities	2.79	4,122,113	28,534	2.74	3,804,843	6,759	0.70
Non-interest-bearing liabilities:
Demand deposits		938,076			1,146,542
Other liabilities		89,970			70,566
Total liabilities		5,150,159			5,021,951
Stockholders’ equity		553,620			557,324
		$5,703,779			$5,579,275

Net interest income:			$46,738			$52,898
Interest rate spread	2.98%			2.79%			3.76%
Net interest margin*				3.43%			3.96%
Average interest-earning assets to average interest-bearing liabilities		131.0%			139.3%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $56.1 million and $63.4 million for the three months ended September 30, 2023 and 2022, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $13.7 million and $16.2 million for the three months ended September 30, 2023 and 2022, respectively. Interest income on tax-exempt assets included in this table was $608,000 and $628,000 for the three months ended September 30, 2023 and 2022, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $503,000 and $604,000 for the three months ended September 30, 2023 and 2022, respectively.

	September 30,	Nine Months Ended			Nine Months Ended
	2023	September 30, 2023			September 30, 2022
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.79%	$907,990	$25,124	3.70%	$782,592	$20,107	3.44%
Other residential	7.07	824,453	41,767	6.77	832,641	29,890	4.80
Commercial real estate	6.01	1,495,186	65,508	5.86	1,550,445	51,834	4.47
Construction	7.89	899,026	48,544	7.22	642,264	24,367	5.07
Commercial business	6.36	296,605	13,153	5.93	290,420	10,431	4.80
Other loans	6.45	183,679	7,001	5.10	200,014	6,770	4.53
Industrial revenue bonds(1)	6.01	12,493	661	7.08	13,472	507	5.03

Total loans receivable	6.16	4,619,432	201,758	5.84	4,311,848	143,906	4.46

Investment securities(1)	2.72	694,727	15,005	2.89	670,700	14,260	2.84
Interest-earning deposits in other banks	5.33	97,829	3,590	4.91	218,263	862	0.53

Total interest-earning assets	5.77	5,411,988	220,353	5.44	5,200,811	159,028	4.09
Non-interest-earning assets:
Cash and cash equivalents		91,515			95,943
Other non-earning assets		205,415			156,577
Total assets		$5,708,918			$5,453,331

Interest-bearing liabilities:
Interest-bearing demand and savings	1.54	$2,191,827	19,281	1.18	$2,355,937	2,927	0.17
Time deposits	3.53	999,856	20,658	2.76	839,286	3,375	0.54
Brokered deposits	5.06	588,862	21,729	4.93	175,717	3,214	2.45
Total deposits	2.65	3,780,545	61,668	2.18	3,370,940	9,516	0.38
Securities sold under reverse repurchase agreements	2.42	85,811	871	1.36	132,930	62	0.06
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.57	134,595	5,156	5.12	49,217	614	1.67
Subordinated debentures issued to capital trusts	7.23	25,774	1,273	6.61	25,774	525	2.72
Subordinated notes	5.93	74,392	3,317	5.96	74,094	3,317	5.99

Total interest-bearing liabilities	2.79	4,101,117	72,285	2.36	3,652,955	14,034	0.51
Non-interest-bearing liabilities:
Demand deposits		965,403			1,165,125
Other liabilities		88,309			55,287
Total liabilities		5,154,829			4,873,367
Stockholders’ equity		554,089			579,964
Total liabilities and stockholders’ equity		$5,708,918			$5,453,331

Net interest income:			$148,068			$144,994
Interest rate spread	2.98%			3.09%			3.58%
Net interest margin*				3.66%			3.73%
Average interest-earning assets to average interest-bearing liabilities		132.0%			142.4%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $57.0 million and $51.4 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $14.2 million and $16.3 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income on tax-exempt assets included in this table was $1.9 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.6 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$13,147	$1,654	$14,801
Investment securities	382	(493)	(111)
Interest-earning deposits in other banks	799	126	925
Total interest-earning assets	14,328	1,287	15,615
Interest-bearing liabilities:
Demand deposits	6,803	(59)	6,744
Time deposits	6,347	292	6,639
Brokered deposits	3,742	3,124	6,866
Total deposits	16,892	3,357	20,249
Securities sold under reverse repurchase agreements	273	(10)	263
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	806	250	1,056
Subordinated debentures issued to capital trust	206	—	206
Subordinated notes	(3)	4	1
Total interest-bearing liabilities	18,174	3,601	21,775
Net interest income	$(3,846)	$(2,314)	$(6,160)

	Nine Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$46,992	$10,860	$57,852
Investment securities	229	516	745
Interest-earning deposits in other banks	2,922	(194)	2,728
Total interest-earning assets	50,143	11,182	61,325
Interest-bearing liabilities:
Demand deposits	16,544	(190)	16,354
Time deposits	16,519	764	17,283
Brokered deposits	5,592	12,923	18,515
Total deposits	38,655	13,497	52,152
Securities sold under reverse repurchase agreements	823	(14)	809
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	2,472	2,070	4,542
Subordinated debentures issued to capital trust	748	—	748
Subordinated notes	(13)	13	—
Total interest-bearing liabilities	42,685	15,566	58,251
Net interest income	$7,458	$(4,384)	$3,074

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of its ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At September 30, 2023, the Company had commitments of approximately $22.1 million to fund loan originations, $1.46 billion of unused lines of credit and unadvanced loans, and $16.9 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	September 30,	June 30,	March 31,	December 31,	December 31,	December 31,
	2023	2023	2023	2022	2021	2020
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$205,935	$207,597	$205,517	$199,182	$175,682	$164,480
Secured by real estate (not one- to four-family)	—	—	—	—	23,752	22,273
Not secured by real estate - commercial business	103,434	109,135	113,186	104,452	91,786	77,411

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	104,666	111,491	104,045	100,669	74,501	42,162
Secured by real estate (not one-to four-family)	921,632	1,123,860	1,333,596	1,444,450	1,092,029	823,106

Loan commitments
Secured by real estate (one-to four-family)	22,123	25,571	33,221	16,819	53,529	85,917
Secured by real estate (not one-to four-family)	56,159	50,071	78,384	157,645	146,826	45,860
Not secured by real estate - commercial business	16,971	21,835	37,477	50,145	12,920	699

	$1,430,920	$1,649,560	$1,905,426	$2,073,362	$1,671,025	$1,261,908

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

At September 30, 2023, approximately 35% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 16% of the Company’s total deposits were uninsured at September 30, 2023.

At September 30, 2023 and December 31, 2022, the Company had the following available secured lines and on-balance sheet liquidity:

	September 30, 2023	December 31, 2022
Federal Home Loan Bank line	$1,053.1 million	$1,005.1 million
Federal Reserve Bank line (traditional funding line)	$439.8 million	$397.0 million
Cash and cash equivalents	$182.3 million	$168.5 million
Unpledged securities – Available-for-sale	$361.6 million	$371.8 million
Unpledged securities – Held-to-maturity	$193.4 million	$202.5 million

Statements of Cash Flows. During the nine months ended September 30, 2023 and 2022, the Company had positive cash flows from operating activities. The Company had negative cash flows from investing activities during the nine months ended September 30, 2023 and 2022. The Company had positive cash flows from financing activities during the nine months ended September 30, 2023 and 2022.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $40.1 million and $53.9 million during the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022, investing activities used cash of $39.1 million and $788.9 million, respectively. Investing activities in the 2023 period used cash primarily for the net origination of loans, partially offset by payments received on investment securities. Investing activities in the 2022 period used cash primarily for the purchase of investment securities, the purchases of loans and the net origination of loans, partially offset by payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options. During the nine months ended September 30, 2023 and 2022, financing activities provided cash of $12.8 million and $206.7 million, respectively. In the 2023 period, financing activities provided cash primarily as a result of net increases in time deposits and checking and savings deposits, partially offset by net decreases in short-term borrowings, the repurchase of the Company’s common stock and dividends paid to stockholders. In the 2022 period, financing activities provided cash primarily as a result of net increases in time deposits and net increases in short-term borrowings, partially offset by net decreases in checking and savings deposits, the repurchase of the Company’s common stock and dividends paid to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2023, the Company’s total stockholders’ equity and common stockholders’ equity were each $531.7 million, or 9.3% of total assets, equivalent to a book value of $44.81 per common share. As of December 31, 2022, total stockholders’ equity and common stockholders’ equity were each $533.1 million, or 9.4% of total assets, equivalent to a book value of $43.58 per common share. At September 30, 2023, the Company’s tangible common equity to tangible assets ratio was 9.1%, compared to 9.2% at December 31, 2022 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at September 30, 2023 and December 31, 2022, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $63.5 million and $47.2 million, respectively. This change in net unrealized loss during the nine months ended September 30, 2023, primarily resulted from decreasing intermediate-term market interest rates (which generally increased the fair value of investment securities) during the first three months of 2023, followed by increasing intermediate-term market interest rates (which generally decreased the fair value of investment securities) during the period from March 31, 2023 through September 30, 2023. Also included in stockholders’ equity at September 30, 2023, were unrealized losses (net of taxes) totaling $3,000 on the Company’s investment securities that were transferred to the held-to-maturity category. Approximately $227 million of investment securities previously included in available-for-sale were transferred to held-to-maturity during the first quarter of 2022.

In addition, included in stockholders’ equity at September 30, 2023, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $12.7 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At September 30, 2023, the remaining pre-tax amount to be recorded in interest income was $16.4 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at September 30, 2023, was an unrealized loss (net of taxes) on the Company’s outstanding cash flow hedges (interest rate swaps) totaling $25.9 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease.

As noted above, total stockholders’ equity decreased $1.4 million, from $533.1 million at December 31, 2022 to $531.7 million at September 30, 2023. Stockholders’ equity decreased due to repurchases of the Company’s common stock totaling $19.5 million and dividends declared on common stock of $14.4 million. In addition, accumulated other comprehensive loss increased $23.4 million during the nine months ended September 30, 2023, primarily due to declines in the market value of available-for-sale securities and decreases in the fair value of cash flow hedges. Partially offsetting these changes were net income of $54.7 million in the nine months ended September 30, 2023 and a $1.3 million increase in stockholders’ equity due to stock option exercises.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $30.6 million at September 30, 2023, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes) it would have decreased total stockholder’s equity by $23.1 million at September 30, 2023. This amount was equal to 4.3% of total stockholders’ equity of $531.7 million.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2023, the Bank’s Tier 1 Leverage Ratio was 11.7%, Common Equity Tier 1 Capital Ratio was 12.7%, Tier 1 Capital Ratio was 12.7%, and Total Capital Ratio was 14.0%. As a result, as of September 30, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2022, the Bank’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 risk-based capital ratio was 11.9%, its total risk-based capital ratio was 13.1% and its Tier 1 leverage ratio was 11.5%. As a result, as of December 31, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2023, the Company’s Tier 1 Leverage Ratio was 11.0%, Common Equity Tier 1 Capital Ratio was 11.5%, Tier 1 Capital Ratio was 12.0%, and Total Capital Ratio was 14.7%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of September 30, 2023, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2022, the Company’s common equity Tier 1 capital ratio was 10.6%, its Tier 1 risk-based capital ratio was 11.0%, its total risk-based capital ratio was 13.5% and its Tier 1 leverage ratio was 10.6%. As of December 31, 2022, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2023, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

Dividends. During the three months ended September 30, 2023, the Company declared a common stock cash dividend of $0.40 per share, or 30% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in June 2023). During the three months ended September 30, 2022, the Company declared a common stock cash dividend of $0.40 per share, or 27% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in June 2022). During the nine months ended September 30, 2023, the Company declared common stock cash dividends totaling $1.20 per share, or 27% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.20 per share. During the nine months ended September 30, 2022, the Company declared common stock cash dividends totaling $1.16 per share, or 28% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.12 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of September 30, 2023, was paid to stockholders in October 2023.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2023, the Company repurchased 106,801 shares of its common stock at an average price of $50.52 per share and issued 1,640 shares of common stock at an average price of $33.71 per share to cover stock option exercises. During the three months ended September 30, 2022, the Company repurchased 150,271 shares of its common stock at an average price of $59.06 per share and issued 52,415 shares of common stock at an average price of $37.26 per share to cover stock option exercises. During the nine months ended September 30, 2023, the Company repurchased 376,122 shares of its common stock at an average price of $51.97 per share and issued 9,195 shares of common stock at an average price of $33.78 per share to cover stock option exercises. During the nine months ended September 30, 2022, the Company repurchased 999,586 shares of its common stock at an average price of $59.28 per share and issued 116,686 shares of common stock at an average price of $42.17 per share to cover stock option exercises.

In December 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At September 30, 2023, approximately 801,000 shares remained available in our stock repurchase authorization.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	September 30, 2023	December 31, 2022

	(Dollars in Thousands)

Common equity at period end	$531,697	$533,087
Less: Intangible assets at period end	10,585	10,813
Tangible common equity at period end (a)	$521,112	$522,274

Total assets at period end	$5,748,078	$5,680,702
Less: Intangible assets at period end	10,585	10,813
Tangible assets at period end (b)	$5,737,493	$5,669,889

Tangible common equity to tangible assets (a) / (b)	9.08%	9.21%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income within the next twelve months, while declining interest rates are expected to have a slightly negative impact on net interest income within the next twelve months. The negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the then-current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. Since March 2022, market interest rates have increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as seen in the first nine months of 2023. In the first nine months of 2023, competition for deposits was very intense, resulting in significant increases in rates paid on various deposit types. In addition, the Company had over $500 million and $188 million of time deposits that matured and repriced to significantly higher rates in the three months ended June

30, 2023 and September 30, 2023, respectively. Subsequent to September 30, 2023, time deposit maturities over the next 12 months are as follows: within three months -- $354 million with a weighted-average rate of 3.16%; within three to six months -- $352 million with a weighted-average rate of 3.88%; and within six to twelve months -- $350 million with a weighted-average rate of 3.93%. Based on time deposit market rates in October 2023, replacement rates for these maturing time deposits are likely to be approximately 4.25-4.75%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At September 30, 2023 the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in the latter months of 2023 and into 2024 to be less likely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for many months before any rate cuts occur. Great Southern’s loan portfolio includes loans ($1.27 billion at September 30, 2023) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after September 30, 2023. All of these loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($790.9 million at September 30, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at September 30, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At September 30, 2023, nearly all of these SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company receives a fixed rate of interest of 1.6725% and pays a floating rate of interest equal to one-month USD-LIBOR (now SOFR). The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. The initial floating rate of interest was set at 0.24143%. The Company receives net interest settlements, which are recorded as loan interest income, to the extent that the fixed rate of interest exceeds one-month USD-SOFR. If the USD-SOFR rate exceeds the fixed rate of interest (as it does currently), the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest (as it does currently), the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2023, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 21, 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective in April 2023, upon completion of the previously authorized repurchase program.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2023.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

July 1, 2023 – July 31, 2023	16,338	$52.49	16,338	891,675
August 1, 2023 – August 31, 2023	29,500	51.27	29,500	862,175
September 1, 2023 – September 30, 2023	60,963	49.63	60,963	801,212
	106,801	$50.52	106,801
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for 2023 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form is attached as Exhibit 10.21.*

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: November 7, 2023	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)