Form 10-K
period 2023-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2024-03-12
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ⌧

The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2023, computed by reference to the closing price of such shares on that date, was $444,322,155. At March 8, 2024, 11,732,357 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank, although the Company has not yet chosen to offer financial services beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2023, Bancorp’s consolidated total assets were $5.81 billion, consolidated net loans were $4.59 billion, consolidated deposits were $4.72 billion and consolidated total stockholders’ equity was $571.8 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The assets of the Company at the holding company level consist primarily of the stock of Great Southern and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 89 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis area; eastern Kansas; northwestern Arkansas; the Minneapolis area and eastern, western and central Iowa. At December 31, 2023, the Bank had total assets of $5.81 billion, net loans of $4.59 billion, deposits of $4.77 billion and equity capital of $629.1 million, or 10.8% of total assets. Its deposits are insured by the Deposit Insurance Fund (“DIF”) to the maximum levels permitted by the Federal Deposit Insurance Corporation (“FDIC”).

The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two FDIC-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years. In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank. In these two transactions, we acquired assets with a fair value of approximately $499.9 million (approximately 18.8% of the Company’s total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 24.9% of the Company’s total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total consolidated assets at acquisition), respectively. They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009. Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas. These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.

In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis. In this transaction, we acquired assets with a fair value of approximately $248.9 million (approximately 7.3% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $16.5 million, which was included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011.

In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), which added four locations in the greater Minneapolis area and represented a new market for the Company. In this transaction, we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $31.3 million, which was included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.

In 2014, the Bank entered into a purchase and assumption agreement (without loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Valley Bank (“Valley”), which added five locations in the Quad Cities area of eastern Iowa and six locations in central Iowa, primarily in the Des Moines market area. These represented new markets for the Company in eastern Iowa and enhanced our market presence in central Iowa. In this transaction, we acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company’s total consolidated assets at acquisition). It also resulted in a gain of $10.8 million, which was included in Non-interest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2014.

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

The Company also opened commercial loan production offices in Dallas, and Tulsa, Oklahoma, during 2014. The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans. The Tulsa office was closed in February 2024 after an analysis of lending priorities and operational efficiencies.

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

In March 2023, a leased retail banking center office at 1232 S. Rangeline Road in Joplin, Missouri, was consolidated into a nearby office at 2801 E. 32nd Street. One banking center now serves the Joplin market.

In September 2023, in Springfield, Missouri, the Company opened Great Southern Express, a modern four-lane drive-through center using only interactive teller machine (ITM) technology to serve customers. This new facility at 1615 W. Sunshine replaced an outdated razed banking office on the same property. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner during extended business hours seven days a week. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the penny. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.

In January 2024, in Springfield, Missouri, a retail banking center at 600 W. Republic Road was consolidated into a banking center at 2945 W. Republic Road, a short distance away. For customers’ convenience, an on-site ITM is currently available at the closed facility.

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

The corporate office of Great Southern is located at 218 S. Glenstone, Springfield, Missouri, 65802 and its telephone number at that address is 417-887-4400.

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

Market Areas

The Company currently operates 89 full-service retail banking offices, serving nearly 131,000 households in six states – Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska. The Company also operates commercial loan production offices in Atlanta; Charlotte; Chicago; Dallas; Denver; Omaha; and Phoenix; and a mortgage lending office in Springfield, Missouri.

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

At December 31, 2023, the Company’s total deposits were $4.72 billion. At that date, the Company had deposits in Missouri of $3.48 billion, which included its two largest deposit concentrations, in the Springfield and St. Louis areas, with $1.95 billion and $588 million, respectively. At December 31, 2023, the Company also had deposits of $696 million in Iowa, $339 million in Kansas, $149 million in Minnesota, $22 million in Nebraska and $34 million in Arkansas.

The Company’s commercial loan production offices generate a significant percentage of the Company’s commercial loan production. Commercial lending groups in our Kansas City, Des Moines, Minneapolis, Springfield, and St. Louis banking offices also generate a significant percentage of the Company’s commercial loan production.

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

In addition to originating loans, the Bank has expanded and enlarged its relationships with other banks of varying asset sizes to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain the entire balance in their portfolios due to capital or borrower relationship size limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2023, the balance of loan participations purchased and held in the portfolio was $440.0 million, or 9.6% of the total loan portfolio. One of these loan participations, at $2.2 million, was included in non-performing loans at December 31, 2023. Of the total $440.0 million of purchased participation loans outstanding at December 31, 2023, the largest aggregate amount outstanding purchased from one institution was $98.8 million. This amount was comprised of 14 loans, eight of which were secured by warehouses, four were secured by hotels, one was secured by a commercial land and development project in the St. Louis area and one was secured by a multi-family housing project in the St. Louis area.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, other residential (multi-family) and multi-family and commercial construction loans. Since the early 1990s, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans have represented the largest percentage of the loan portfolio. At December 31, 2023, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans accounted for approximately 33%, 20% and 16%, respectively, of the total outstanding portfolio. In addition, at December 31, 2023, one- to four-family residential loans accounted for approximately 19% of the total outstanding portfolio.

Great Southern in recent years has also increased its emphasis on the origination of other commercial loans and home equity loans, and has issued letters of credit. Letters of credit are contingent obligations and are not included in the Bank’s loan portfolio. See “- Other Commercial Lending,” “- Classified Assets,” and “Loan Delinquencies and Defaults” below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower’s credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2023 and 2022, loans secured by second liens on residential properties were $87.2 million, or 1.9%, and $82.3 million, or 1.8%, respectively, of our total loan portfolio. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available. Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur. On a quarterly basis, management reviews individually evaluated loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support. While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial real estate loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. These authorities are reviewed annually and updated as needed throughout the year. This includes individual loans and aggregate exposures that require loan committee approval. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Credit Officer (chairman of the committee), Chief Lending Officer, Director of Commercial Lending, Director of Credit Underwriting, and other Regional Managing Directors of the Bank involved in lending activities. All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality. These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, inquiry and analysis of liquid assets and credit history as required by loan type. It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Generally, deviations from approved underwriting standards may only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained. The loan committee reviews all new loan originations in excess of lender approval authorities. For secured loans originated and held, most lenders have approval authorities of $250,000 or below while twelve Senior Managers have approval authority of varying amounts up to $2 million. Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $5 million for Senior Managers and Underwriters.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank’s unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. Real estate is not included in the definition of “readily marketable collateral.” As computed on the basis of the Bank’s unimpaired capital and surplus at December 31, 2023, this limit was approximately $182 million. See “Government Supervision and Regulation.” At December 31, 2023, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2023, the Bank’s largest relationship for purposes of this limit consisted of twenty-seven loans totaling $105.6 million. This amount represents the total commitment for this relationship at December 31, 2023; the outstanding balance at that date totaled $80.9 million. Twenty-three of these loans had fully disbursed credit lines. The collateral for the loans consists of multiple real estate projects on which a personal guarantee from the principal owner of the borrowing entities was obtained. All loans included in this relationship were current at December 31, 2023. Including this relationship, we had nine loan relationships that each exceeded $50 million at December 31, 2023. Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors. Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States. In addition to the market areas where the Bank has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Florida, Indiana, Michigan, South Carolina, and Wisconsin. At December 31, 2023, loans in these states comprised approximately 8% combined of the total loan portfolio.

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

Great Southern Loan Portfolio Composition:

	December 31,
	2023		2022		2021		2020(3)		2019(3)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$895,675	19.2%	$908,214	19.8%	$690,328	16.9%	$661,859	15.1%	$595,995	14.1%
Other residential	942,071	20.2	781,761	17.0	697,903	17.1	1,005,764	22.9	818,088	19.4
Commercial(2)	1,533,080	32.8	1,543,515	33.7	1,490,433	36.5	1,580,313	36.1	1,510,250	35.8
Residential construction:
One- to four- family	59,888	1.3	82,051	1.8	62,161	1.5	28,191	0.6	25,573	0.6
Other residential	562,112	12.1	518,407	11.3	480,474	11.8	374,188	8.5	490,797	11.6
Commercial construction	182,408	3.9	264,761	5.8	177,693	4.3	164,193	3.8	185,965	4.4

Total real estate loans	4,175,234	89.5	4,098,709	89.4	3,598,992	88.1	3,814,508	87.0	3,626,668	85.9

Other Loans:
Consumer loans:
Automobile, boat, etc.	57,489	1.2	70,236	1.5	86,074	2.1	126,364	3.0	197,658	4.7
Home equity and improvement	115,883	2.5	123,242	2.7	119,965	2.9	120,201	2.7	131,200	3.1
Other	540	—	777	—	743	—	1,582	—	2,474	0.1
Total consumer loans	173,912	3.7	194,255	4.2	206,782	5.0	248,147	5.7	331,332	7.9

Other commercial loans	318,050	6.8	293,228	6.4	280,513	6.9	320,860	7.3	261,991	6.2

Total other loans	491,962	10.5	487,483	10.6	487,295	11.9	569,007	13.0	593,323	14.1

Total loans	4,667,196	100.0%	4,586,192	100.0%	4,086,287	100.0%	4,383,515	100.0%	4,219,991	100.0%

Less:
Deferred fees and discounts	7,058		11,065		9,298		13,188		16,473
Allowance for credit losses	64,670		63,480		60,754		55,743		40,294

Total loans receivable, net	$4,595,468		$4,511,647		$4,016,235		$4,314,584		$4,163,224
(1)	Includes loans held for sale.
(2)	Total commercial real estate loans included industrial revenue bonds of $12.0 million, $12.9 million, $14.2 million, $15.1 million, and $14.4 million at December 31, 2023, 2022, 2021, 2020, and 2019.
(3)	The portfolio composition tables presented in the Bancorp Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020 were divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021 through 2023, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

The following table shows the fixed- and adjustable-rate composition of the Bank’s loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles. The portfolio composition by fixed and adjustable rate tables presented in the Bancorp Annual Reports on Form 10-K for the years ended December 31, 2019 and 2020 was divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021 through 2023, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2023		2022		2021		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$191,232	4.1%	$189,936	4.2%	$161,077	3.9%	$167,738	3.8%	$183,971	4.3%
Other residential	352,055	7.5	311,181	6.8	328,726	8.1	342,884	7.8	346,027	8.2
Commercial	950,095	20.4	868,374	18.9	776,967	19.0	744,021	17.0	761,389	18.1
Residential construction:
One- to four- family	31,147	0.7	35,576	0.8	31,941	0.8	11,245	0.2	11,412	0.3
Other residential	45,901	1.0	79,571	1.7	59,214	1.5	52,261	1.2	39,223	0.9
Commercial construction	51,289	1.1	46,942	1.0	28,612	0.7	34,621	0.8	43,893	1.0

Total real estate loans	1,621,719	34.8	1,531,580	33.4	1,386,537	34.0	1,352,770	30.8	1,385,915	32.8
Consumer	52,571	1.1	62,558	1.4	78,643	1.9	120,007	2.8	192,619	4.6
Other commercial	142,959	3.1	128,604	2.8	144,196	3.5	221,995	5.1	122,300	2.9
Total fixed-rate loans	1,817,249	39.0	1,722,742	37.6	1,609,376	39.4	1,694,772	38.7	1,700,834	40.3

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	704,443	15.1	718,278	15.7	529,251	13.0	494,121	11.3	412,024	9.8
Other residential	590,016	12.6	470,580	10.3	369,177	9.0	662,880	15.1	472,061	11.2
Commercial	582,985	12.5	675,141	14.7	713,466	17.5	836,292	19.1	748,861	17.7
Residential construction:
One- to four- family	28,741	0.6	46,475	1.0	30,220	0.7	16,946	0.4	14,161	0.3
Other residential	516,211	11.1	438,836	9.6	421,260	10.3	321,927	7.3	451,574	10.7
Commercial construction	131,119	2.8	217,819	4.7	149,081	3.6	129,572	3.0	142,072	3.4

Total real estate loans	2,553,515	54.7	2,567,129	56.0	2,212,455	54.1	2,461,738	56.2	2,240,753	53.1
Consumer	121,341	2.6	131,697	2.8	128,139	3.1	128,140	2.9	138,713	3.3
Other commercial	175,091	3.7	164,624	3.6	136,317	3.4	98,865	2.2	139,691	3.3
Total adjustable-rate loans	2,849,947	61.0	2,863,450	62.4	2,476,911	60.6	2,688,743	61.3	2,519,157	59.7

Total Loans	4,667,196	100.0%	4,586,192	100.0%	4,086,287	100.0%	4,383,515	100.0%	4,219,991	100.0%
Less:
Deferred fees and discounts	7,058		11,065		9,298		13,188		16,473
Allowance for credit losses	64,670		63,480		60,754		55,743		40,294

Total loans receivable, net	$4,595,468		$4,511,647		$4,016,235		$4,314,584		$4,163,224

The following table sets forth information as of December 31, 2023, regarding the loans in our portfolio based on their contractual terms to maturity.

Great Southern Loan Portfolio Composition by Contractual Maturities:

	One Year	After One Year	After Five Years	After Fifteen
	or Less	through Five Years	through Fifteen Years	Years	Total

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$29,542	$88,238	$88,661	$689,234	$895,675
Other residential	348,664	529,541	56,276	7,590	942,071
Commercial	353,082	998,721	179,605	1,672	1,533,080
Residential construction:
One- to four- family	27,044	29,759	294	2,791	59,888
Other residential	62,270	496,048	1,997	1,797	562,112
Commercial construction	56,756	123,655	1,997	—	182,408

Total real estate loans	877,358	2,265,962	328,830	703,084	4,175,234
Other Loans:
Consumer loans:
Automobile and other	10,545	35,099	11,579	806	58,029
Home equity and improvement	14,186	38,875	62,235	587	115,883

Total consumer loans	24,731	73,974	73,814	1,393	173,912

Other commercial loans	134,689	165,712	17,192	457	318,050

Total other loans	159,420	239,686	91,006	1,850	491,962

Total loans	$1,036,778	$2,505,648	$419,836	$704,934	$4,667,196

The below table presents loans due after December 31, 2024 with fixed and adjustable interest rates as of December 31, 2023.

	Fixed Rates	Adjustable Rates	Total Loans

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$168,557	$697,576	$866,133
Other residential	303,135	290,272	593,407
Commercial	799,576	380,422	1,179,998
Residential construction:
One- to four- family	23,046	9,798	32,844
Other residential	40,284	459,558	499,842
Commercial construction	45,701	79,951	125,652

Total real estate loans	1,380,299	1,917,577	3,297,876
Other Loans:
Consumer loans:
Automobile and other	45,615	1,869	47,484
Home equity and improvement	585	101,112	101,697

Total consumer loans	46,200	102,981	149,181

Other commercial loans	129,282	54,079	183,361

Total other loans	175,482	157,060	332,542

Total loans	$1,555,781	$2,074,637	$3,630,418

At December 31, 2023, $87.2 million, or 1.9%, of total loans were secured by junior lien mortgages and $20.8 million, or 2.6% of residential real estate loans, were interest only residential real estate loans. At December 31, 2022, $82.3 million, or 1.8%, of total loans were secured by junior lien mortgages and $13.4 million, or 1.7% of residential real estate loans, were interest only residential real estate loans. While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance. The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

Residential Real Estate Lending

At December 31, 2023 and 2022, loans secured by residential real estate, excluding that which is under construction, totaled $1.8 billion and $1.7 billion, respectively, and represented approximately 39.4% and 36.8%, respectively, of the Bank’s total loan portfolio. The Bank’s one- to four-family residential real estate loan portfolio increased during 2022 due to organic growth and was fairly stable during 2023. In the first half of 2022, new loan origination volumes were strong and consistent with levels seen in the past couple of years. As residential loan rates began to increase significantly along with the increase in market interest rates, much of the Bank’s one- to four-family loans originated in 2022 and 2023 were adjustable rate loans, which are fixed for a period of a few years, then adjust annually. For many years, other residential (multi-family) loan balances had increased as the Bank emphasized this type of loan. The exception to this was in 2021, when loan balances decreased due to projects refinancing or being sold and paying off at a faster pace. The Bank’s outstanding other residential (multi-family) loan portfolio increased by approximately 20.5% in 2023. This increase was due to construction multi-family projects being completed and moved to the other residential loan category and refinancings and early pay-offs on these types of loans continued to be slow as interest rates remained high.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods or with rates that are fixed for the first few years of the loan and then adjust annually. Rate adjustments on these loans are generally based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank’s cost of funds. Generally, the Bank’s adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or a Secured Overnight Funding Rate (SOFR)-index interest rate, or initially fixed for short periods of time (one to five years) and then adjust annually based on the prime rate of interest or a SOFR index interest rate.

Since the adjustable-rate mortgage loans currently held in the Bank’s portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Until 2022, the indices used by Great Southern for these types of loans increased, but not significantly, at various times in the previous ten years. In 2022 and 2023, one-year U.S. Treasury interest rates and SOFR-index interest rates increased significantly throughout 2022 and during the first half of 2023. These interest rates declined slightly in the fourth quarter of 2023, but remained above comparable interest rates in prior years. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect. From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2023, these delinquencies trended much lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern’s business activities since the mid-1980s. Great Southern engages in commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio. At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio. The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating more commercial real estate loans. Since December 31, 2008, the commercial construction loan portfolio (including multi-family residential construction) has decreased from 32% of the loan portfolio to 16% of the loan portfolio at December 31, 2023, while, overall, the percentage of commercial real estate loans in the total loan portfolio has trended upward, and was about 33% of the total loan portfolio at December 31, 2023. Over the last five years, commercial real estate loans made up approximately 32-37% of the total loan portfolio while outstanding commercial construction loans (including multi-family residential construction) were 12-17%. The COVID-19 pandemic negatively impacted commercial real estate lending activity in 2020, but activity generally resumed after 2020. See “Government Supervision and Regulation” below.

At December 31, 2023 and 2022, loans secured by commercial real estate, excluding that which is under construction, totaled $1.5 billion and $1.5 billion, respectively, or approximately 32.8% and 33.7%, respectively, of the Bank’s total loan portfolio. In addition, at December 31, 2023 and 2022, construction loans secured by projects under construction and the land on which the projects are located aggregated $804.4 million and $865.2 million, respectively, or 17.2% and 18.9%, respectively, of the Bank’s total loan portfolio. A majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, most of which are tied either to the national prime rate or to SOFR interest rates or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

Beyond the outstanding balance of our construction loans, our loan portfolio possesses increased risk due to the amount of unfunded portions of commercial, residential and other residential (multi-family) loans for the purpose of construction. At December 31, 2023 and 2022, we had $695.4 million and $1.41 billion in the unfunded portion of loans originated with the purpose of construction that had been closed, but were not yet fully funded. These balances are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

The Bank’s commercial real estate and construction loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2023. These collateral types represented the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio at that date.

		Percentage of	Non-Performing
		Total Loan	Loans at
Collateral Type	Loan Balance	Portfolio	December 31, 2023

	(Dollars In Thousands)

Retail (Varied Projects)	$338,935	7.4%	$—
Warehouses	$291,812	6.4%	$—
Health Care Facilities	$287,292	6.3%	$2,230
Motels/Hotels	$254,641	5.5%	$—
Office Industry	$215,025	4.7%	$8,058

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. The Company began offering this service during 2011. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2023, the Company had six interest rate swaps totaling $82.2 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to this program. As of December 31, 2022, the Company had six interest rate swaps and one interest rate cap totaling $107.0 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same notional amount with third parties related to this program. During the years ended December 31, 2023 and 2022, the Company recognized net gains (losses) of $(337,000) and $321,000 respectively, in non-interest income related to changes in the fair value of interest rate swaps.

Other Commercial Lending

At December 31, 2023 and 2022, Great Southern had $318 million and $293 million, respectively, in other commercial loans outstanding, or 6.8% and 6.4%, respectively, of the Bank’s total loan portfolio. Great Southern’s other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See “Government Supervision and Regulation” below.

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

The Bank’s management recognizes the generally increased risks associated with other commercial lending. Great Southern’s commercial lending policy emphasizes complete credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower’s past, present and future cash flows is also an important aspect of Great Southern’s credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern’s commercial loans have been to borrowers in southwestern and central Missouri and the St. Louis, Missouri area. With the FDIC-assisted acquisitions in 2009, 2011, 2012 and 2014, geographic concentrations for commercial loans expanded to include the greater Kansas City, Missouri area, several areas in Iowa, and the Minneapolis-St. Paul area. Great Southern has continued its commercial lending in all of these geographic areas as well as through our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2023, Great Southern had 56 letters of credit outstanding in the aggregate amount of $16.5 million. Approximately 30% of the aggregate dollar amount of these letters of credit was secured, including 14 letters of credit totaling $5.0 million secured by real estate.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern’s exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes offering consumer loan products helps expand and create stronger ties to its existing customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans totaled $174 million and $194 million at December 31, 2023 and 2022, respectively, or 3.7% and 4.2%, respectively, of the Bank’s total loan portfolio.

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

The environment for providing indirect automobile lending services has been difficult over the last several years. As indicated above, in the latter part of 2016, in response to more challenging consumer credit conditions, the Company tightened its underwriting guidelines on automobile lending. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. The changes in underwriting guidelines resulted in lower origination volume, and as such, outstanding consumer auto loan balances have decreased significantly since the end of 2016. After a review of the indirect automobile lending model, the decision was made to exit this business line effective March 2019. Market and financial forces, including strong rate competition for well-qualified borrowers, have made indirect automobile lending less profitable over the long term. The Company will continue servicing indirect automobile loans made before March 2019, until each loan agreement is satisfied. Direct consumer lending through the Company’s banking center network is expected to continue as normal.

At December 31, 2023 and 2022, the Bank had $57.5 million and $70.2 million, respectively, of direct and indirect auto, boat, modular home and recreational vehicle loans in its portfolio. Indirect consumer loans were $10 million and $16 million at December 31, 2023 and 2022, respectively. The total indirect consumer loan portfolio at December 31, 2023 was comprised of the following types of loans: $840,000 of new and used auto loans, $9 million of manufactured home loans and various other loans including loans for new autos, RVs, boats, ATVs and motorcycles.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank generally retains the servicing of these loans. The Bank purchased $400,000 and $361.8 million of these loans in the fiscal years ended December 31, 2023 and 2022, respectively. These balances represent the total loan amount, including the unfunded portion of loans purchased. At the time of purchase, these loans had outstanding funded balances of $-0- and $27.8 million, respectively.

Lending activity declined significantly in late 2022 and throughout 2023. As interest rates and inflation rapidly increased, many potential borrowers put projects on hold while waiting to see how the economy and real estate values would perform. In addition, the banking industry generally experienced liquidity competition, with some banks experiencing liquidity crises leading to a few bank failures.

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

The Bank sold one- to four-family whole real estate loans, SBA-guaranteed loans and loan participations in aggregate amounts of $154.9 million, $100.8 million and $341.9 million during fiscal 2023, 2022 and 2021, respectively. The Bank typically sells long-term fixed rate mortgages. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended December 31, 2023, 2022 and 2021 were $2.3 million, $2.6 million and $9.5 million, respectively. These gains were primarily from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $439.9 million and $540.2 million at December 31, 2023 and 2022, respectively. Of the total loans serviced for others at December 31, 2023, $334.6 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties. The remaining $105.3 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2023, 2022 and 2021, of $202,000, $185,000 and $237,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $898,000, $1.3 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 to the accompanying audited financial statements, included in Item 8 of this Report.

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

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. Senior management also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans and may reassign the loan relationship to the special assets group. In addition, the Bank has a Problem Loan Committee which meets at least quarterly and reviews all classified assets, as well as other loans which management feels present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure proceedings on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

The following tables set forth our loans by aging as of the dates indicated. The increase in commercial real estate loans over 90 days past due at December 31, 2023 is primarily due to two unrelated loans, both of which were added to non-performing loans during 2023. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations and Comparison for the Years Ended December 31, 2023 and 2022-Non-Performing Assets.”

	December 31, 2023
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$29,628	$29,628
Subdivision construction	—	—	—	—	—	—	—	—	23,359	23,359
Land development	—	—	—	—	1	384	1	384	47,631	48,015
Commercial construction	—	—	—	—	—	—	—	—	703,407	703,407
Owner occupied one- to four-family residential	20	2,778	3	125	3	722	26	3,625	765,635	769,260
Non-owner occupied one- to four-family residential	—	—	—	—	—	—	—	—	121,275	121,275
Commercial real estate	1	187	1	92	6	10,552	8	10,831	1,510,201	1,521,032
Other residential	1	9,572	—	—	—	—	1	9,572	932,499	942,071
Commercial business	—	—	—	—	2	31	2	31	318,019	318,050
Industrial revenue bonds	—	—	—	—	—	—	—	—	12,047	12,047
Consumer auto	23	116	9	65	1	8	33	189	28,154	28,343
Consumer other	9	137	1	—	4	42	14	179	28,799	28,978
Home equity lines of credit	10	335	1	26	1	9	12	370	115,513	115,883
Total	64	$13,125	15	$308	18	$11,748	97	$25,181	$4,636,167	$4,661,348

	December 31, 2022
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$33,849	$33,849
Subdivision construction	—	—	—	—	—	—	—	—	32,067	32,067
Land development	—	—	—	—	1	384	1	384	41,229	41,613
Commercial construction	—	—	—	—	—	—	—	—	757,690	757,690
Owner occupied one- to four-family residential	15	2,568	4	462	23	722	42	3,752	774,781	778,533
Non-owner occupied one- to four-family residential	—	—	1	63	—	—	1	63	124,807	124,870
Commercial real estate	2	196	—	—	5	1,579	7	1,775	1,528,888	1,530,663
Other residential	—	—	—	—	—	—	—	—	781,761	781,761
Commercial business	1	8	—	—	2	586	3	594	292,634	293,228
Industrial revenue bonds	—	—	—	—	—	—	—	—	12,852	12,852
Consumer auto	37	100	14	34	7	14	58	148	37,133	37,281
Consumer other	16	288	11	114	9	111	36	513	33,219	33,732
Home equity lines of credit	9	234	2	38	7	274	18	546	122,696	123,242
Total	80	$3,394	32	$711	54	$3,670	166	$7,775	$4,573,606	$4,581,381

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified “substandard” or “doubtful.” “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. For the portion of assets classified as “loss,” an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank’s watch list and monitored for further deterioration or improvement. Following are the total classified assets at December 31, 2023 and 2022, per the Bank’s internal asset classification list. The allowances for credit losses reflected below are the portions of the Bank’s total allowances for credit losses relating to these classified loans. There were no significant off-balance sheet items classified at December 31, 2023 and 2022.

	December 31, 2023
				Total	Allowance
Asset Category	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	19,122	—	—	19,122	1,229
Foreclosed assets and repossessions	23	—	—	23	—
Total	$19,145	$—	$—	$19,145	$1,229

	December 31, 2022
				Total	Allowance
Asset Category	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	5,246	—	—	5,246	245
Foreclosed assets and repossessions	50	—	—	50	—
Total	$5,296	$—	$—	$5,296	$245

Loans classified as “Substandard” were $19.1 million and $5.2 million at December 31, 2023 and 2022, respectively. The largest substandard relationship, which totaled $8.1 million, was added to substandard loans during the year ended December 31, 2023 and is collateralized by an office building in Missouri. The loan was classified due to a decline in occupancy resulting in a stressed cash flow.

In addition to the classified loans in the table above, the Company has loans categorized as “Watch” and “Special Mention.” Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” at December 31, 2023 and 2022 were $8.3 million and $28.7 million, respectively. While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets do not deteriorate and expose the institution to elevated risk that may warrant adverse classification at a future date. Loans rated as “Special Mention” were $26.7 million and $-0- at December 31, 2023 and 2022, respectively. In the year ended December 31, 2023, four loan relationships were downgraded from “Satisfactory.” The largest relationship consisted of four commercial business loans totaling $9.9 million at December 31, 2023 and is secured by business assets, equipment, accounts receivable and real estate. The relationship was added to the “Special Mention” category during 2023 due to stressed cash flow associated with business expansion. Since that time, the borrower has reduced debt by restructuring business operations, resulting in improved business cash flow and collateral margins. Monthly payments continue to amortize the loan balance. At December 31, 2023, a $9.6 million relationship was also included in the “Special Mention” category. The balance represents a participation in a loan collateralized by a student housing project in Texas. The Company is not the lead lender for this relationship. The project has suffered from rising debt service requirements and a decline in occupancy. A relationship totaling $4.4 million at December 31, 2023 was added to the “Special Mention” category in 2023. This relationship is collateralized by three assisted care facilities located in southwest Missouri. Business cash flow was negatively impacted by a labor shortage and a decrease in Medicaid reimbursement during 2022-2023. Monthly payments continue to amortize the loan balance.

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

	December 31,
	2023		2022		2021		2020	2019

	(In Thousands)
Non-accruing loans:
One- to four-family residential	$722		$722		$2,216		$1,571	$1,379
One- to four-family construction	—		—		—		—	—
Land development	384		384		468		—	—
Other residential	—		—		—		—	—
Commercial real estate	10,552	(1)	1,579	(2)	2,006	(2)	587	632
Other commercial	31		586		—		114	1,235	(3)
Commercial construction and land development	—		—		—		—	—
Consumer	59		399		733		771	1,273

Total gross non-accruing loans	11,748		3,670		5,423		3,043	4,519

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		—		—		—	—
Commercial real estate	—		—		—		—	—
Other commercial	—		—		—		—	—
Commercial construction and land development	—		—		—		—	—
Consumer	—		—		—		—	—
Total loans over 90 days delinquent still accruing interest	—		—		—		—	—

Total gross non-performing loans	11,748		3,670		5,423		3,043	4,519

Foreclosed assets:
One- to four-family residential	—		—		183		111	601
One- to four-family construction	—		—		315		—	—
Other residential	—		—		—		—	—
Commercial real estate	—		—		—		—	—
Commercial construction and land development	—		—		—		513	2,505
Other commercial	—		—		—		—	—

Total foreclosed assets	—		—		498		624	3,106

Repossessions	23		50		90		153	545

Total gross non-performing assets	$11,771		$3,720		$6,011		$3,820	$8,170
Total gross non-performing assets as a percentage of average total assets	0.20%		0.07%		0.11%		0.07%	0.16%
(1)	Two relationships were $10.3 million of this total at December 31, 2023.
(2)	One relationship was $1.3 million and $1.7 million of this total at December 31, 2022 and 2021, respectively.
(3)	One relationship was $1.1 million of this total at December 31, 2019.

See Item 7. ”Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross collateral-dependent loans totaled $18.8 million at December 31, 2023. Gross collateral-dependent loans totaled $4.5 million at December 31, 2022. See Note 3 to the accompanying audited financial statements included in Item 8 for additional information, including further detail of non-accruing and collateral-dependent loans and details of modified loans. See also Note 15 of the accompanying audited financial statements included in Item 8 for additional information, including further detail of the fair value of collateral-dependent loans.

For the year ended December 31, 2023, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $509,000. No interest income was included on these loans for the year ended December 31, 2023. For the year ended December 31, 2022, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $292,000. No interest income was included on these loans for the year ended December 31, 2022. For the year ended December 31, 2021, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $432,000. No interest income was included on these loans for the year ended December 31, 2021.

Modified Loans

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

The following table shows the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the year ended December 31, 2023. Each of the types of concessions granted comprised 2% or less of their respective classes of loan portfolios at December 31, 2023. During the year ended December 31, 2023, principal forgiveness of $563,000 was completed on commercial business loans and consumer loans.

	Year Ended December 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,553	$1,553
One- to four-family residential	—	—	—	—
Other residential	—	2,750	—	2,750
Commercial real estate	—	77	20,365	20,442
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,834	$21,918	$24,757

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance (under modified terms) at December 31, 2023 of loans that were modified during the year ended December 31, 2023:

	December 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,553	$—	$—	$1,553
One- to four-family residential	—	—	—	—
Other residential	2,750	—	—	2,750
Commercial real estate	12,384	—	8,058	20,442
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,699	$—	$8,058	$24,757

Included in impaired loans at December 31, 2022, were TDRs. TDRs by class are presented below as of December 31, 2022.

	December 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(Dollars In Thousands)

Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	13	1,028	3	98	16	1,126
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,571	2	1,571
Commercial business	—	—	—	—	—	—
Consumer	13	210	5	42	18	252
	26	$1,238	10	$1,711	36	$2,949

Allowance for Credit Losses

On January 1, 2021, the Company adopted the new accounting standard related to the allowance for credit losses. This standard eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 3 to the accompanying financial statements included in Item 8 of this Report for additional information.

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

See Note 3 “Loans and Allowance for Credit Losses” to the accompanying financial statements contained in Item 8 of this Report for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.

At December 31, 2023, Great Southern had an allowance for credit losses of $64.7 million, of which $1.2 million had been allocated to specific loans. At December 31, 2022, Great Southern had an allowance for credit losses of $63.5 million, of which $245,000 had been allocated to specific loans. All loans with specific allowances were considered to be collateral-dependent loans. The allowance and the activity within the allowance during 2023, 2022 and 2021 are discussed further in Note 3 “Loans and Allowance for Credit Losses” of the accompanying audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2023		2022		2021		2020		2019
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans (1)	Amount	Loans (1)

	(Dollars In Thousands)
One- to four-family residential and construction	$9,820	20.5%	$11,171	21.6%	$9,364	18.4%	$4,472	15.7%	$4,171	14.6%
Other residential and construction	13,370	32.2	12,110	28.3	10,502	28.9	9,282	31.4	5,101	31.0
Commercial real estate	28,171	32.9	27,096	33.7	28,604	36.5	33,382	36.1	24,087	35.8
Commercial construction	2,844	3.9	2,865	5.8	2,797	4.3	3,378	3.8	2,940	4.5
Other commercial	6,935	6.8	5,822	6.4	4,142	6.9	2,345	7.3	1,319	6.2
Consumer and overdrafts	3,530	3.7	4,416	4.2	5,345	5.0	2,204	5.7	2,015	7.9
Acquired loans not covered by loss sharing agreements	—	—	—	—	—	—	680	—	661	—
Total	$64,670	100.0%	$63,480	100.0%	$60,754	100.0%	$55,743	100.0%	$40,294	100.0%
(1)	Excludes loans acquired through FDIC-assisted transactions. For periods prior to the adoption of ASU 2016-13 in 2021, this table was prepared using the previous GAAP incurred loss method.

The following table sets forth credit ratios as of December 31, 2023 and 2022.

	December 31,
	2023	2022

	(Dollars In Thousands)

Allowance for Credit Losses	$64,670	$63,480
Total Loans	4,661,348	4,581,381
Ratio of Allowance for Credit Losses to Total Loans	1.39%	1.39%

Non-performing Loans	$11,748	$3,670
Total Loans	4,661,348	4,581,381
Ratio of Non-performing Loans to Total Loans	0.25%	0.08%

Ratio of Allowance for Credit Losses to Non-performing Loans	550.48%	1,726.69%

The following table sets forth an analysis of activity in the Bank’s allowance for credit losses showing the details of the activity by types of loans.

	December 31,
	2023	2022	2021	2020	2019

	(Dollars In Thousands)

Balance at beginning of period	$63,480	$60,754	$55,743	$40,294	$38,409

CECL adoption adjustment:
One- to four-family residential	—	—	4,533	—	—
Other residential	—	—	5,832	—	—
Commercial real estate	—	—	(2,531)	—	—
Construction	—	—	(1,165)	—	—
Other commercial	—	—	1,499	—	—
Consumer, overdrafts and other loans	—	—	3,427	—	—

Total CECL adoption adjustment	—	—	11,595	—	—

Charge-offs:
One- to four-family residential	31	40	190	70	534
Other residential	—	—	—	—	189
Commercial real estate	—	44	142	43	144
Construction	—	84	154	1	101
Other commercial	1,037	51	81	28	371
Consumer, overdrafts and other loans	1,754	1,950	2,054	3,152	6,723

Total charge-offs	2,822	2,169	2,621	3,294	8,062

Recoveries:
One- to four-family residential	70	195	485	183	126
Other residential	—	110	92	180	26
Commercial real estate	145	1	48	73	24
Construction	6	—	20	204	50
Other commercial	241	240	334	149	467
Consumer, overdrafts and other loans	1,300	1,349	1,758	2,083	3,104

Total recoveries	1,762	1,895	2,737	2,872	3,797

Net charge-offs (recoveries)	1,060	274	(116)	422	4,265
Provision (credit) for losses on loans	2,250	3,000	(6,700)	15,871	6,150

Balance at end of period	$64,670	$63,480	$60,754	$55,743	$40,294

Ratio of net charge-offs to average loans outstanding by loan category

One- to four-family residential	—%	—%	(0.01)%	—%	0.01%
Other residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Other commercial	0.3	—	(0.01)	—	—
Consumer, overdrafts and other loans	0.3	0.01	0.01	0.02	0.09

Ratio of net charge-offs to average loans outstanding	0.02%	0.01%	—%	0.01%	0.10%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2023, 2022 and 2021, respectively. Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae, Small Business Administration and FHLBank.

As of December 31, 2023 and 2022, the Company held approximately $195.0 million and $202.5 million, respectively, in principal amount of investment securities which the Company classified as held-to-maturity. In addition, as of December 31, 2023 and 2022, the Company held approximately $478.2 million and $490.6 million, respectively, in fair value of investment securities which the Company classified as available-for-sale. During 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio after determining that those securities, for various reasons, would likely be held to their maturity or full repayment prior to contractual maturity. See Notes 1 and 2 to the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141
	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446
	$202,377	$118	$202,495	$—	$24,730	$177,765

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$219,624	$10,561	$744	$229,441
Agency collateralized mortgage obligations	204,332	2,443	2,498	204,277
States and political subdivisions securities	38,440	1,618	43	40,015
Small Business Administration securities	26,802	497	—	27,299
	$489,198	$15,119	$3,285	$501,032

No securities were classified as held-to-maturity at December 31, 2021.

At December 31, 2023, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $190.9 million, FHLMC securities totaling $86.4 million and GNMA securities totaling $2.9 million. At December 31, 2022, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $196.4 million, FHLMC securities totaling $90.1 million and GNMA securities totaling $78.5 million. At December 31, 2021, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $180.5 million, FHLMC securities totaling $47.4 million and GNMA securities totaling $1.5 million. At December 31, 2023, 2022 and 2021, all of the Company’s agency mortgage-backed securities had fixed rates of interest.

At December 31, 2023, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $4.1 million, FHLMC securities totaling $66.6 million and GNMA securities totaling $5.3 million. At December 31, 2022, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $3.9 million, FHLMC securities totaling $67.8 million and GNMA securities totaling $6.7 million. At December 31, 2021, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $80.5 million, FHLMC securities totaling $51.4 million and GNMA securities totaling $72.4 million. At December 31, 2023 and 2022, all of the Company’s agency collateralized mortgage-backed obligations had fixed rates of interest. At December 31, 2021, $170.5 million of the Company’s agency collateralized mortgage obligations had fixed rates of interest and $33.8 million had variable rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale and held-to-maturity securities at December 31, 2023. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Tax-Equivalent
	Cost	Amortized Yield	Fair Value

	(Dollars In Thousands)
AVAILABLE-FOR-SALE SECURITIES
One year or less	$—	—	$—
After one through five years	1,197	4.74%	1,226
After five through ten years	—	—	—
After ten years	57,944	3.86%	56,911
Securities not due on a single maturity date	472,751	2.60%	420,070
Total	$531,892	2.74%	$478,207

	Amortized	Tax-Equivalent
	Carrying Value	Amortized Yield	Fair Value

	(Dollars In Thousands)
HELD-TO-MATURITY SECURITIES
One year or less	$—	—	$—
After one through five years	—	—	—
After five through ten years	1,018	5.99%	959
After ten years	5,171	1.69%	4,748
Securities not due on a single maturity date	188,834	2.64%	165,486
Total	$195,023	2.63%	$171,193

					Securities
					Not Due
		After One	After Five	After	on a Single
	One Year	Through	Through	Ten	Maturity
	or Less	Five Years	Ten Years	Years	Date	Total

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$280,231	$280,231
Agency collateralized mortgage obligations	—	—	—	—	75,946	75,946
Small business administration securities	—	—	—	—	63,893	63,893
States and political subdivisions securities	—	1,226	—	56,911	—	58,137
	$—	$1,226	$—	$56,911	$420,070	$478,207

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$74,931	$74,931
Agency collateralized mortgage obligations	—	—	—	—	113,903	113,903
States and political subdivisions securities	—	—	1,018	5,171	—	6,189
	$—	$—	$1,018	$5,171	$188,834	$195,023

The following table shows our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023, 2022 and 2021, respectively:

	2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
Small Business Administration securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
States and political subdivisions securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

	2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
Small Business Administration securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
States and political subdivisions securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)
	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)
	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

	2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$47,769	$(388)	$10,583	$(356)	$58,352	$(744)
Agency collateralized mortgage obligations	92,727	(1,588)	16,298	(910)	109,025	(2,498)
States and political subdivisions securities	6,537	(43)	—	—	6,537	(43)
	$147,033	$(2,019)	$26,881	$(1,266)	$173,914	$(3,285)

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $250,000 (“Jumbo” accounts), brokered certificates and individual retirement accounts. Non-interest-bearing demand deposits increased $225 million in 2021, while interest-bearing demand and savings deposits increased $240 million. During 2021, the Bank also decreased its total time deposits by approximately $430 million. Time deposits originated through the Bank’s internet channel decreased by $200 million and brokered deposits, including IntraFi purchased funds, decreased $91 million. The brokered deposits and deposits originated through the Bank’s internet channel were allowed to mature without replacement as other deposit categories increased in 2021. In the latter half of 2022, some of the interest-bearing demand and savings deposits and non-interest-bearing demand deposits decreased as some of the COVID-19 pandemic “surge deposits” flowed out of both retail and business customer accounts. Total balances in these categories did not return to pre-pandemic levels, but they declined from peak balance levels in 2021 and early 2022. Non-interest-bearing demand deposits decreased $146 million in 2022 and interest-bearing demand and savings deposits, excluding brokered deposits, decreased $193 million. During 2022, in response to customer demand in a rising interest rate environment, the Bank increased its total time deposits by approximately $322 million. Time deposits originated through the Bank’s internet channel decreased by $152 million and brokered time deposits, including IntraFi purchased funds, increased $194 million. The Bank’s retail time deposits originated through its banking center and corporate services network increased $309 million. In 2023, non-interest-bearing demand deposits decreased $168 million and interest-bearing demand and savings deposits, excluding brokered deposits, increased $28 million. During 2023, time deposits originated through the Bank’s internet channel decreased by $35 million and brokered time deposits increased $100 million. The Bank’s retail time deposits originated through its banking center and corporate services network decreased $35 million. Other brokered deposits increased $150.0 million in 2023.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2023		2022		2021
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$86,831	1.84%	$280,784	5.99%	$785,917	17.26%
1.00% - 1.99%	22,485	0.48	125,951	2.69	45,464	1.00
2.00% - 2.99%	44,354	0.94	381,547	8.15	55,509	1.22
3.00% - 3.99%	46,304	0.98	228,131	4.87	6,780	0.15
4.00% - 4.99%	739,645	15.66	4,883	0.10	—	—
5.00% and above	8,583	0.18	—	—	—	—

Total time deposits	948,202	20.08	1,021,296	21.80	893,670	19.63
Non-interest-bearing demand deposits	895,496	18.97	1,063,588	22.70	1,209,822	26.58
Interest-bearing demand and savings deposits (1.67% - 0.65% - 0.12%)	2,216,482	46.94	2,188,535	46.72	2,381,210	52.31
Brokered deposits (5.20% - 4.03% - 0.60%)	661,528	14.01	411,491	8.78	67,399	1.48

Total Deposits	$4,721,708	100.00%	$4,684,910	100.00%	$4,552,101	100.00%

A table showing maturity information for the Bank’s time deposits as of December 31, 2023, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious and the Bank’s deposit mix may vary. The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, management believes that the Bank’s certificate accounts are relatively stable sources of deposits, while its checking accounts have proven to be more volatile. The Bank’s ability to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

The following table sets forth the time remaining until maturity of the Bank’s time deposits as of December 31, 2023. The table is based on information prepared in accordance with GAAP.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Time deposits:
Less than $250,000	$279,975	$202,473	$228,736	$25,203	$736,387
$250,000 or more	101,318	46,231	51,431	1,513	200,493
Brokered	11,200	70,000	185,581	394,747	661,528
Public funds(1)	1,669	4,831	4,822	—	11,322

Total	$394,162	$323,535	$470,570	$421,463	$1,609,730
(1)	Deposits from governmental and other public entities.

The following table sets forth the time remaining until maturity of the Bank’s uninsured time deposits as of December 31, 2023 and December 31, 2022. The table is based on information prepared in accordance with GAAP.

	Maturities as of December 31, 2023
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$89,110	$45,431	$53,630	$1,360	$189,531

	Maturities as of December 31, 2022
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$33,992	$90,437	$69,930	$5,804	$200,163

In addition to the uninsured time deposits noted above, the uninsured deposits with no maturity date were $1.34 billion and $1.67 billion, respectively, at December 31, 2023 and 2022, for total uninsured deposits at those dates of $1.53 billion and $1.87 billion, respectively. These totals include deposit accounts of consolidated subsidiaries of the Company (which are eliminated from total deposits shown in the consolidated financial statements of the Company) and collateralized deposits of unaffiliated entities, as required by FDIC guidance. At December 31, 2023 and 2022, the total uninsured deposits reported here included $802.9 million and $933.1 million, respectively, of deposit accounts of consolidated subsidiaries of the Company.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2023 and 2022, the Bank had approximately $661.5 million and $411.5 million in brokered deposits, respectively.

Included in the brokered deposits totals at December 31, 2023 and 2022, were $300.0 million and $150.0 million, respectively, in IntraFi Funding accounts. IntraFi Funding transactions represent a cost-effective source of funding without collateralization or credit limits for the Company. These transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. At December 31, 2023 and 2022, all of these IntraFi deposits were at floating rates indexed to the effective fed funds rate.

Previously included in brokered deposits were IntraFi Network Deposit accounts. In 2018, the FDIC amended its regulations to exclude these deposits from its definition of brokered deposits. IntraFi Network Deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with an IntraFi Network bank, that bank uses IntraFi to place the funds into deposit accounts issued by other banks in the IntraFi Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers’ funds. At December 31, 2023 and 2022, the Bank had approximately $8.8 million and $12.4 million in IntraFi Network Deposits, respectively.

Unlike non-brokered certificates of deposit, which can be withdrawn (with a penalty) prior to maturity for any reason, including increasing interest rates, a brokered deposit (excluding IntraFi Network Deposits) can only be withdrawn prior to maturity in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Additionally, the Bank may issue brokered deposits which are callable at the Bank’s discretion prior to their stated maturity date. Currently, the rates offered by the Bank for brokered deposits are similar to those offered for retail certificates of deposit of similar size and maturity. The Bank maintained increased liquidity during and after the economic recession that began in 2008. After 2009, we had gradually reduced the amount of brokered deposits (excluding IntraFi Network Deposits) utilized as we added deposits from FDIC-assisted acquisitions. As loan demand began to increase starting in 2013, we gradually increased our usage of brokered deposits again from time to time. During 2021, we decreased our usage of brokered deposits as we experienced growth in a variety of non-time deposits that year. During 2022 and 2023, as loan demand trended upward and as other deposit sources declined, we again utilized brokered deposits to obtain additional funding.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month SOFR. In February 2023, the Company entered into five new interest rate swap transactions. At December 31, 2023, the Company had $95.0 million in interest rate swaps on brokered deposits, which were accounted for as fair value hedges. Subsequent to December 31, 2023, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. The Company did not utilize these types of interest rate swaps on brokered deposits in 2022 or 2021.

Borrowings. Great Southern’s other sources of funds include advances from the FHLBank, a Qualified Loan Review (“QLR”) arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At both December 31, 2023 and 2022, the Bank had no FHLBank term advances outstanding. The Bank had outstanding overnight borrowings of $251.0 million and $88.5 million from the FHLBank at December 31, 2023 and December 31, 2022, respectively. Because they are overnight borrowings, any outstanding balances are included in short-term borrowings in the Company’s financial statements. The Bank has in the past utilized, and may again utilize, FHLBank advances from time to time to fund loan growth.

The Federal Reserve Bank of St. Louis (“FRBSL”) has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or more loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSL at December 31, 2023 that would have allowed approximately $448.7 million to be borrowed under the QLR program. There were no outstanding borrowings under the QLR program at December 31, 2023 or 2022 and the facility was not used during 2023 or 2022.

The FRBSL also has a Bank Term Funding Program (“BTFP”) which was created in March 2023 to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year to depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. There were no outstanding borrowings from the BTFP at December 31, 2023 and the facility was not used during 2023. In January 2024, the Bank borrowed $180.0 million under the BTFP at an interest rate of 4.83% and for a term of one year. The Bank may repay this borrowing without penalty prior to the contractual maturity.

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

In November 2006, Great Southern Capital Trust II (“Trust II”), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 7.24% and 6.04% at December 31, 2023 and 2022, respectively.

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

On June 10, 2020, the Company completed the public offering and sale of $75.0 million of its subordinated notes. The notes are due June 15, 2030, and have a fixed interest rate of 5.50% until June 15, 2025, at which time the rate becomes floating at a rate expected to be equal to three-month term SOFR plus 5.325%. The Company may call the notes at par beginning on June 15, 2025, and on any scheduled interest payment date thereafter. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million. Total debt issuance costs of approximately $1.5 million were deferred and are being amortized over the expected life of the notes, which is five years.

Amortization of the debt issuance costs during the years ended December 31, 2023, 2022 and 2021, totaled $298,000, $297,000 and $587,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.92% at December 31, 2023.

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the years indicated.

	Year Ended December 31, 2023
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$181,476	$82,218	1.47%
Overnight borrowings – FHLBank	251,000	141,474	5.25
Other	1,610	1,392	—

Total		$225,084	3.87%
Total maximum month-end balance	410,573

	Year Ended December 31, 2022
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$176,843	$132,595	0.24%
Overnight borrowings – FHLBank	170,000	46,404	2.29
Collateral held for interest rate swap	3,250	967	0.38
Other	1,449	1,159	—

Total		$181,125	0.77%
Total maximum month-end balance	317,727

	Year Ended December 31, 2021
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$183,047	$143,757	0.03%
Collateral held for interest rate swap	1,420	289	0.09
Other	1,518	1,240	—

Total		$145,286	0.03%
Total maximum month-end balance	184,231

The following table sets forth year-end balances and weighted average interest rates of the Company’s other borrowings at the dates indicated.

	December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$70,843	1.66%	$176,843	0.94%	$137,116	0.02%
Overnight borrowings – FHLBank	251,000	5.64	88,500	4.60	—	—
Collateral held for interest rate swap	—	—	—	—	390	0.09
Other	1,610	—	1,083	—	1,449	—

Total	$323,453	4.76%	$266,426	2.16%	$138,955	0.02%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to a capital trust during the years indicated.

	Year Ended December 31,
	2023	2022	2021

	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	6.74%	3.40%	1.74%

The following table sets forth certain information as to the Company’s subordinated debentures issued to a capital trust at the dates indicated.

	December 31,
	2023	2022	2021

	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	7.24%	6.04%	1.73%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the years indicated.

	Year Ended December 31,
	2023	2022	2021

	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$74,579	$74,281	$148,824
Average balance	74,430	74,131	119,780
Weighted average interest rate	5.94%	5.97%	5.98%

The following table sets forth certain information as to the Company’s subordinated notes at the dates indicated.

	December 31,
	2023	2022	2021

	(Dollars In Thousands)

Subordinated notes	$74,579	$74,281	$73,984
Weighted average interest rate of subordinated debentures	5.92%	5.95%	5.97%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $174.4 million at December 31, 2023, of its assets in service corporations. At December 31, 2023, the Bank’s total investment in Great Southern Real Estate Development Corporation (“Real Estate Development”) was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2023, the Bank’s total investment in Great Southern Financial Corporation (“GSFC”) was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel, two divisions of Great Southern that were operated through GSFC. At December 31, 2023, the Bank’s total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. (“CDE”) was $715,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2023, the Bank’s total investment in GS, L.L.C. (“GSLLC”) was $34.9 million. GSLLC was formed in 2005 under the laws of the State of Missouri. At December 31, 2023, the Bank’s total investment in GSSC, L.L.C. (“GSSCLLC”) was $21.1 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri. At December 31, 2023, the Bank’s total investment in GSRE Holding, L.L.C. (“GSRE Holding”) was $2.5 million. GSRE Holding was formed in 2009 under the laws of the State of Missouri. At December 31, 2023, the Bank’s total investment in GSRE Holding II, L.L.C. (“GSRE Holding II”) was $961,000. GSRE Holding II was formed in 2009 under the laws of the State of Missouri. At December 31, 2023, the Bank’s total investment in GSRE Holding III, L.L.C. (“GSRE Holding III”) was $-0-. GSRE Holding III was formed in 2012 under the laws of the State of Missouri. At December 31, 2023, the Bank’s total investment in GSTC Investments, L.L.C. (“GSTCLLC”) was $37.4 million. GSTCLLC was formed in 2016 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C. These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2023 and 2022, Real Estate Development did not hold any real estate assets related to foreclosed property. Real Estate Development had net income of $-0- in each of the years ended December 31, 2023 and 2022.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit and are permissible under Missouri and Kansas law. These include activities such as investing in real estate and investing in other community development entities. CDC also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern. CDC had consolidated net income of $-0- in each of the years ended December 31, 2023 and 2022.

GS, L.L.C. GSLLC was organized in 2005. GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSLLC had net losses of $34,000 and $86,000 in the years ended December 31, 2023 and 2022, respectively, which primarily resulted from the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009. GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had net losses of $3,000 and $2,000 in the years ended December 31, 2023 and 2022, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. At December 31, 2023, GSRE Holding held cash of $2.5 million and no real estate assets. GSRE Holding had net losses of $2,000 in each of the years ended December 31, 2023 and 2022.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2023 and 2022, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net losses of $2,000 in each of the years ended December 31, 2023 and 2022.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2023 and 2022, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2023 and 2022.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016. GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSTCLLC had net income of $-0- in the year ended December 31, 2023 and a net loss of $32,000 in the year ended December 31, 2022.

GSB One, L.L.C. At December 31, 2023, the Bank’s total investment in GSB One, L.L.C. (“GSB One”) and GSB Two, L.L.C. (“GSB Two”) was $2.30 billion. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in 1998. GSB Two is a real estate investment trust (“REIT”). It holds interests in real estate mortgages transferred from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $72.6 million and $58.3 million in the years ended December 31, 2023 and 2022, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in 2011. Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP and at December 31, 2023 its investment totaled $4.2 million. Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank. At December 31, 2023, the only asset of VFP was cash. VFP had net income of $-0- in each of the years ended December 31, 2023 and 2022.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in 2012. Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP II and at December 31, 2023 its investment totaled $2.2 million. One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank. At December 31, 2023, the only asset of VFP II was cash. VFP II had net income of $-0- for each of the years ended December 31, 2023 and 2022.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint. The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Of our total branch offices at the end of 2023, approximately 73.6% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2023, was 1.4%, or tenth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2023, were U.S. Bank, UMB Bank, and Bank of America, which had a combined market share of 29.9% (based on FDIC market share deposits). We also have branch offices in the states of Iowa, Kansas, Minnesota, Arkansas and Nebraska, which made up approximately 15.0%, 6.8%, 3.5%, 0.7%, and 0.4% of our total deposit franchise dollars, respectively (based on FDIC market share deposits of June 30, 2023). The Company’s market share in its primary metropolitan statistical areas was as follows at June 30, 2023:

	Number of	Percentage of Total
Metropolitan Statistical Area	Branch Offices	Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	13.6%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	7.0%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	3	1.3%	20	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	5	0.7%	21	Principal Bank
St. Louis, MO-IL	17	0.5%	35	U.S. Bank
Kansas City, MO-KS	8	0.4%	34	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	1	0.2%	32	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	71	US Bank NA

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

Employees and Human Capital Resources

At December 31, 2023, the Company and its affiliates had a total of 1,133 employees, including 219 part-time employees. None of the Company’s employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Great Southern associates actively share their talents in their communities through leadership roles and volunteer activities in education, economic development, human and health services, and community reinvestment. Our Community Matters program allows each associate to be paid up to 32 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2023 Great Southern associates found creative and meaningful ways to give back to their communities. Great Southern associates donated over 5,600 hours in support of more than 200 organizations. Each year, the Bill and Ann Turner Distinguished Community Service Award is presented to a Great Southern associate who demonstrates excellence in volunteer service to their community. Every year, all associates are encouraged to nominate coworkers for this award. An external panel of community leaders reviews the nominees and determines the award winner. In addition to volunteerism, Great Southern associates generously supported their communities in 2023 through monetary donations totaling nearly $65,000.

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

Privacy Standards and Cybersecurity. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, the federal banking agencies have adopted a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory fines and penalties, damages from private causes of action and/or reputational harm.

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

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2023, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered “well-capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2023, the Company was “well-capitalized.”

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. These premiums are assessed on an institution’s total assets minus its tangible equity. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 5.0 to 32.0 basis points, subject to certain adjustments. In an emergency, the FDIC may also impose a special assessment.

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

Guidance on Commercial Real Estate Concentrations

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and maintaining capital levels commensurate with the level and nature of real estate concentrations. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or total commercial real estate loans (as defined in the guidance) greater than 300% of the Bank’s total capital and an increase in the bank’s commercial real estate portfolio of 50% or more during the prior 36 months.

Federal Reserve System

Banks are authorized to borrow from the FRB “discount window,” but FRB regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the FRB. See “Sources of Funds” above.

The Federal Reserve created the BTFP to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year in length to banks and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par for collateral purposes. Under this program, advances can be requested until March 11, 2024.

Federal Home Loan Bank System

The Bank is a member of the FHLBank of Des Moines, which is one of 11 regional FHLBanks.

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2023, Great Southern had $14.7 million in FHLBank of Des Moines stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 6.36% and were 8.04% for the year ended December 31, 2023.

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

Bad Debt Deduction

As of December 31, 2023 and 2022, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million at both December 31, 2023 and December 31, 2022.

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

The Bank also has full-service offices in Iowa, Kansas, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Arizona, Colorado, Georgia, Illinois, Nebraska, North Carolina, Oklahoma, and Texas. As a result, the Bank and/or the Company is subject to franchise and income taxes that are imposed on the corporation’s taxable income attributable to those states. In addition, due to lending activity, the Bank and/or the Company is subject to income taxes in additional jurisdictions.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2019 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue (MoDOR) denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission (MAHC), which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company previously filed a motion for summary decision with the MAHC and, on January 26, 2024, the MAHC granted the motion in favor of the Company, upholding its position related to the exclusion of certain income in the calculation of Missouri income tax. In February 2024, the MoDOR confirmed to the Company in writing that it would not exercise its right to appeal this decision to the Missouri State Supreme Court.

No other state examinations are in progress at this time. As a result, tax years through December 31, 2019, with few exceptions, are now closed.

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

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in the St. Louis and Springfield, Missouri areas, may adversely affect our business. We also have originated a significant dollar amount of loans in Texas from our commercial loan production office in Dallas. A significant downturn in that state’s economy may adversely affect our business.

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas. Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue. Until the past few years, our greatest concentration of loans and deposits has traditionally been in the greater Springfield area. With a population of approximately 485,000, the greater Springfield area is the third largest metropolitan area in Missouri. At December 31, 2023, approximately $354.8 million, or 7.6%, of our loan portfolio consisted of loans to borrowers in or secured by properties in the Springfield metropolitan area.

In addition to the concentrations in the southwest Missouri area, we now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis metropolitan area. At December 31, 2023, approximately $788.6 million, or 16.9%, of our loan portfolio consisted of loans for apartments and other types of commercial real estate properties in the St. Louis metropolitan area.

Also, we have a significant amount of loans to borrowers in or secured by properties in Texas. At December 31, 2023, approximately $502.0 million, or 10.8%, of our loan portfolio consisted of loans primarily for various types of commercial real estate in Texas.

With the FDIC-assisted transactions that were completed in 2009-2014, we have additional concentrations of loans in the Minneapolis metropolitan area and in Western, Eastern and Central Iowa. At December 31, 2023, approximately $401.1 million, or 8.6%, and $279.2 million, or 6.0%, of our loan portfolio consisted of loans primarily for various types of commercial real estate in Minnesota and Iowa, respectively. In recent years, we have opened commercial loan production offices in Atlanta, Chicago and Denver, and in 2022 we opened commercial loan production offices in Phoenix and Charlotte, North Carolina. We expect loans originated through these offices to result in significant loan balances secured by properties located in Georgia, Illinois, Colorado, Arizona and North Carolina.

Adverse changes in regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease demand for our products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations. Real estate values can also be affected by governmental rules or policies and, as noted below, natural disasters.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. In the second half of 2023, inflation measures moderated but are still higher than levels targeted by the FRB. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The economic impact of the COVID-19 pandemic, or similar crises, could continue to adversely affect us.

The COVID-19 pandemic adversely impacted the global and national economy and certain industries and geographies in which our customers reside and operate. Because of its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the Company and its customers, employees and third-party service providers. The extent of this impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its customers, which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of the COVID-19 pandemic, or other similar crises, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks to the extent employees work remotely; a prolonged weakness in economic conditions; and increased costs as we and our regulators, customers and third-party service providers adapt to evolving pandemic conditions.

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

Our commercial and other residential (multi-family) construction, commercial real estate, other residential (multi-family) and other commercial loans accounted for approximately 77.1% of our total loan portfolio as of December 31, 2023. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2023, including completed projects and those under construction, we had $1.50 billion of loans secured by apartments, $319.2 million of loans secured by retail-related projects, $291.8 million of loans secured by warehouse facilities, $287.3 million of loans secured by healthcare facilities, $254.6 million of loans secured by motels/hotels and $215.0 million of loans secured by office facilities, which are particularly sensitive to certain risks, including the following:

●	large loan balances owed by a single borrower;
●	payments that are dependent on the successful operation of the project; and
●	loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.

The risks associated with construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment. This activity may involve financing land purchases, infrastructure development (e.g., roads, utilities, etc.), as well as construction of residences or other residential (multi-family) dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is critical to the success of the developer’s business, loan repayment may be especially subject to the volatility of real estate market sales activity. Management has established underwriting and monitoring criteria to help minimize the inherent risks of commercial real estate construction lending. However, there is no guarantee that these criteria will reduce losses on this type of lending.

Commercial real estate and other residential (multi-family) lending typically involves higher loan principal amounts and the repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Other commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or investment. These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many commercial and other residential (multi-family) loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or complete a timely sale of the underlying property.

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

The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral and repayment types and expected credit loss patterns. Average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a modification will be executed. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

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

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 61% of our total loan portfolio as of December 31, 2023) have adjustable rates of interest. While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be less able to afford the higher payment amounts, which may result in a higher rate of default. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Our operations may depend upon our continued ability to access brokered deposits, Federal Home Loan Bank advances and Federal Reserve Bank borrowings.

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the FHLBank to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and FHLBank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. Our brokered deposits and term FHLBank advances totaled $661.5 million and $-0- at December 31, 2023, compared with $411.5 million and $-0- at December 31, 2022. We had overnight borrowings from the FHLBank of $251.0 million and $88.5 million at December 31, 2023 and 2022, respectively. We expect to continue to utilize FHLBank advances and overnight borrowings and brokered deposits from time to time as a supplemental funding source.

Additionally, we have approved collateralized borrowing lines with the FRBSTL. In January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s BTFP. The borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $191 million.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. If this occurs, our short-term liquidity needs could be negatively impacted. Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity. At December 31, 2023, the Bank owned $14.7 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 8.50% during the fourth quarter of 2023. The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings, which would negatively affect our results of operations.

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

We have in the past pursued, and may again in the future pursue, a strategy of supplementing internal growth by acquiring other financial institutions or branches that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be adversely affected;
●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets;

●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame or to the extent anticipated, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and
●	We may not be able to continue to sustain our past rate of growth or to grow at all in the future. We completed two acquisitions in 2009, one acquisition in 2011, one acquisition in 2012, one acquisition in 2014 and opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth. Also in 2014, we acquired certain loans, deposits and branches from Boulevard Bank, and in 2016, we completed an acquisition of certain loans, deposits and branches in St. Louis from Fifth Third Bank.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed. If available, the cost of that capital may also be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute an existing stockholder’s ownership interest in the Company.

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

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our geographic market, expanding into complementary markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors (including certain nationwide banks that have a significant presence in our market areas) may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market. As we have grown, we have become dependent from time to time on outside funding sources, including funds borrowed from the FHLBank and brokered deposits, where we face nationwide competition. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

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

We currently exceed thresholds defined in interagency guidance on commercial real estate concentrations, and as such, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “Item 1. Business-- Government Supervision and Regulation-Guidance on Commercial Real Estate Concentrations”). For purposes of this guidance, “commercial real estate” includes, among other types, other residential (multi-family) loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months. Our total commercial real estate loans exceeded the 300% threshold at December 31, 2023.

We may see our non-owner occupied commercial real estate lending grow as a percentage of total regulatory capital, or we may slow the growth of this type of lending activity. Should we continue to grow this category of our loan portfolio, we may incur additional expense to meet increasing supervisory expectations related to this lending activity. If we slow the growth of commercial real estate loans generally, or particular concentrations of borrowers or categories of properties within that definition, we may be negatively impacted in terms of our asset growth, net interest margin and earnings, leverage, or other targets.

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

The occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

There may be future sales of additional shares of common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

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

Our board of directors is authorized to cause us to issue additional shares of common stock, as well as classes or series of preferred stock, generally without any action on the part of the stockholders. In addition, the board has the power, generally without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market value of the common stock could be adversely affected.

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

As of December 31, 2023, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively. Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner. These three Turner family members hold three of the Company’s nine Board positions. As of December 31, 2023, they also collectively beneficially owned approximately 2,108,835 shares of the Company’s common stock (excluding 85,876 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 17.9% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold. Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock. One of these beneficial owners is also a director of the Company.

As of December 31, 2023, one of the Company’s directors, Earl A. Steinert, beneficially owned 939,596 shares of our common stock (excluding 7,000 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 8.0% of total shares outstanding. The shares that can be voted by the Turner family members (1,180,443 shares as of December 31, 2023, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (939,596) total 2,120,039, representing approximately 18.0% of total shares outstanding. While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Cybersecurity and Risk Management

The Company’s cybersecurity risk management processes are integrated into the overall risk management process managed by the Chief Risk Officer through reporting of cyber risks to the Information Security Steering Committee (ISSC). The ISSC is chaired by the Managing Director of Information Security, who has 17 years of information technology (IT) and information security experience in the financial services industry. Key metrics are monitored on an ongoing basis by the IT Risk Management and IT Security teams, with oversight by the ISSC. IT Risk Management performs regular information security-focused risk assessments, including but not limited to assessments based on the Center for Information Security Controls Self-Assessment Tool and Ransomware Self-Assessment Tool aligned to the Federal Financial Institutions Examination Council standards.

IT Risk Management maintains processes for prevention, detection, and mitigation of cybersecurity incidents. The Company maintains an Incident Response Plan (IRP) that covers response and remediation processes for managing cybersecurity incidents. The Incident Response Team (IRT) members include senior management and other relevant personnel, with defined roles and responsibilities. IRP metrics related to monitoring and detection are presented to the ISSC and reported to the board. The IRT is notified of all incidents, and incidents are elevated to the board when warranted.

Engagement of Third Parties

The Company utilizes third parties for some cybersecurity services, including but not limited to managed security services, external and internal penetration testing, social engineering tests, third party risk reviews and tabletop exercises.

Oversight and Identification of Risks Associated with Third Parties

Third Party Risk Management, a component of IT Risk Management, reviews new vendors prior to onboarding to oversee and identify potential risks and performs ongoing monitoring of emerging risks related to third-party service providers. Third-party service provider reviews include completion of a standardized questionnaire and risk reviews for financial, reputation, information security, cybersecurity, and business resiliency risk. These reviews are reported to the Information Technology Steering Committee (ITSC) for approval of new applications. The ITSC is chaired by the Chief Information Officer, who has more than 20 years’ experience in IT management and cybersecurity, predominantly in the financial services industry. IT Risk Management performs contract reviews for security controls and notification processes. IT Risk Management also conducts annual IT risk assessments on critical and high risk applications.

Risks from Cybersecurity Threats

In the last fiscal year, the Company did not experience any material cybersecurity incidents. For additional discussion of cybersecurity-related risks facing the Company, see Item 1A. Risk Factors.

Board Oversight

In connection with the board’s oversight of risk management, cybersecurity updates are provided to the board at least quarterly, including, but not limited to, the following materials: Annual Gramm-Leach-Bliley Act Information Security Program (ISP) Report, IT Risk Management and IT Security Metrics, Penetration Testing and Tabletop Exercise updates, IT Risk Assessments, Disaster Recovery Test Results, Third Party Risk Management Metrics, Incident Response Metrics, Security Awareness Training Metrics and additional cybersecurity education topics.

ITEM 2.PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2023, the Company operated 90 retail banking centers and over 200 automated teller machines (“ATMs”) in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas. Of the 91 banking centers, the Company owns 87 of its locations and four were leased for various terms. The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Missouri metropolitan area, with additional concentrations in the Sioux City, Iowa; Des Moines, Iowa; Quad Cities, Iowa; Minneapolis; St. Louis and Kansas City, Missouri metropolitan areas. The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2023, the Company also operated eight commercial loan production offices and one mortgage loan production office. The Company owns one of its loan production office locations and eight locations are leased. All buildings that are owned are owned free of encumbrances or mortgages. In the opinion of management, the Company’s facilities are adequate and suitable for the Company’s needs. The aggregate net book value of the Company’s premises and equipment was $138.6 million and $141.1 million at December 31, 2023 and 2022, respectively. See also Note 6 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and its subsidiaries who are not directors of the Company. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected. The executive officers are elected annually and serve at the discretion of the respective Boards of Directors of the Company and its subsidiaries. Unless specifically indicated, each individual has held his current position for at least five years.

Kevin L Baker. Mr. Baker, age 56, is Vice President and Chief Credit Officer of the Bank. He joined the Bank in 2005 and is responsible for the overall credit approval process, the commercial and consumer loan collection process and the loan documentation and servicing processes. Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 56, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 59, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Mark A. Maples. Mr. Maples, age 60, is Assistant Secretary of the Company, Vice President and Chief Operations Officer of the Bank, Bank Secrecy Act Officer. He joined the Bank in 2005 and is responsible for all operations functions of the Bank. Prior to assuming his current responsibilities in 2021, Mr. Maples most recently served as the Managing Director of BSA and Loss Prevention of the Bank since 2006. Prior to joining the Bank, Mr. Maples, who has been in the banking industry since 1982, held leadership roles at other commercial financial institutions with experience in retail, data/item processing, compliance/risk management and deposit operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is listed on The NASDAQ Global Select Market under the symbol “GSBC.”

As of December 31, 2023, there were 11,804,430 total shares of common stock outstanding and approximately 2,000 stockholders of record.

The Company’s ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see “Item 1. Business – Government Supervision and Regulation – Dividends.”

Stock Repurchases

On January 19, 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. The Company completed this repurchase program in the second quarter of 2023.

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

As indicated below, the Company repurchased the following shares of its common stock during the three months ended December 31, 2023.

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program (1)
October 1, 2023 – October 31, 2023	69,400	$48.308	69,400	731,812
November 1, 2023 – November 30, 2023	4,100	49.979	4,100	727,712
December 1, 2023 – December 31, 2023	—	—	—	727,712
	73,500	48.402	73,500
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sets forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of income information are derived from our consolidated financial statements, which have been audited by FORVIS, LLP. See Item 8. “Financial Statements and Supplementary Information.” Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2023	2022	2021	2020	2019

	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$5,812,402	$5,680,702	$5,449,944	$5,526,420	$5,015,072
Loans receivable, net	4,595,469	4,511,647	4,016,235	4,314,584	4,163,224
Allowance for credit losses on loans	64,670	63,480	60,754	55,743	40,294
Available-for-sale securities	478,207	490,592	501,032	414,933	374,175
Held-to-maturity securities	195,023	202,495	—	—	—
Other real estate and repossessions, net	23	233	2,087	1,877	5,525
Deposits	4,721,708	4,684,910	4,552,101	4,516,903	3,960,106
Total borrowings and other interest- bearing liabilities	423,806	366,481	238,713	339,863	412,374
Stockholders’ equity (retained earnings substantially restricted)	571,829	533,087	616,752	629,741	603,066
Common stockholders’ equity	571,829	533,087	616,752	629,741	603,066
Average loans receivable	4,631,856	4,386,042	4,274,176	4,399,259	4,155,780
Average total assets	5,719,196	5,519,790	5,502,356	5,323,426	4,855,007
Average deposits	4,754,310	4,607,363	4,539,740	4,330,271	3,889,910
Average stockholders’ equity	550,920	565,173	627,516	622,437	571,637
Number of deposit accounts	230,697	232,688	229,942	229,470	228,247
Number of full-service offices	90	92	93	94	97

	For the Year Ended December 31,
	2023	2022	2021	2020	2019

	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$271,952	$205,751	$186,269	$204,964	$223,047
Investment securities and other	24,883	21,226	12,404	12,739	11,947
	296,835	226,977	198,673	217,703	234,994
Interest expense:
Deposits	88,757	20,676	13,102	32,431	45,570
Securities sold under reverse repurchase agreements	1,205	324	37	31	19
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	7,500	1,066	—	644	3,616
Subordinated debentures issued to capital trust	1,736	875	448	628	1,019
Subordinated notes	4,422	4,422	7,165	6,831	4,378
	103,620	27,363	20,752	40,565	54,602
Net interest income	193,215	199,614	177,921	177,138	180,392
Provision (credit) for credit losses on loans	2,250	3,000	(6,700)	15,871	6,150
Provision (credit) for unfunded commitments	(5,329)	3,187	939	—	—
Net interest income after provision (credit) for credit losses and provision (credit) for unfunded commitments	196,294	193,427	183,682	161,267	174,242
Non-interest income:
Commissions	1,153	1,208	1,263	892	889
Overdraft and insufficient funds fees	7,617	7,872	6,686	6,481	8,249
Point-of-sale and ATM fee income and service charges	14,346	15,705	15,029	12,203	12,649
Net gain on loan sales	2,354	2,584	9,463	8,089	2,607
Net realized gain (loss) on sales of available-for-sale securities	—	(130)	—	78	(62)
Late charges and fees on loans	786	1,182	1,434	1,419	1,432
Gain (loss) on derivative interest rate products	(337)	321	312	(264)	(104)
Other income	4,154	5,399	4,130	6,152	5,297
	30,073	34,141	38,317	35,050	30,957
Non-interest expense:
Salaries and employee benefits	78,521	75,300	70,290	70,810	63,224
Net occupancy and equipment expense	30,834	28,471	29,163	27,582	26,217
Postage	3,590	3,379	3,164	3,069	3,198
Insurance	4,542	3,197	3,061	2,405	2,015
Advertising	3,396	3,261	3,072	2,631	2,808
Office supplies and printing	1,057	867	848	1,016	1,077
Telephone	2,730	3,170	3,458	3,794	3,580
Legal, audit and other professional fees	7,086	6,330	6,555	2,378	2,624
Expense on other real estate and repossessions	311	359	627	2,023	2,184
Acquired deposit intangible asset amortization	286	768	863	1,154	1,190
Other operating expenses	8,670	8,264	6,534	6,363	7,021
	141,023	133,366	127,635	123,225	115,138

Income before income taxes	85,344	94,202	94,364	73,092	90,061
Provision for income taxes	17,544	18,254	19,737	13,779	16,449
Net income	$67,800	$75,948	$74,627	$59,313	$73,612

	At or For the Year Ended December 31,
	2023	2022	2021	2020	2019

	(Number of Shares In Thousands)
Performance Data and Ratios:

Per Common Share Data:
Basic earnings per common share	$5.65	$6.07	$5.50	$4.22	$5.18
Diluted earnings per common share	5.61	6.02	5.46	4.21	5.14
Cash dividends declared	1.60	1.56	1.40	2.36	2.07
Book value per common share	48.44	43.58	46.98	45.79	42.29

Average shares outstanding	11,992	12,517	13,558	14,043	14,201
Year-end actual shares outstanding	11,804	12,231	13,128	13,753	14,261
Average fully diluted shares outstanding	12,080	12,607	13,674	14,104	14,330

Earnings Performance Ratios:
Return on average assets(1)	1.19%	1.38%	1.36%	1.11%	1.52%
Return on average stockholders’ equity(2)	12.31	13.44	11.89	9.53	12.88
Non-interest income to average total assets	0.53	0.62	0.70	0.66	0.64
Non-interest expense to average total assets	2.47	2.42	2.32	2.31	2.37
Average interest rate spread(3)	2.97	3.59	3.22	3.23	3.62
Year-end interest rate spread	2.78	3.63	3.20	3.08	3.28
Net interest margin(4)	3.57	3.80	3.37	3.49	3.95
Efficiency ratio(5)	63.16	57.05	59.03	58.07	54.48
Net overhead ratio(6)	1.94	1.80	1.62	1.66	1.73
Common dividend pay-out ratio(7)	28.52	25.91	25.64	56.06	40.27

Asset Quality Ratios (8):
Allowance for credit losses/year-end loans	1.39%	1.39%	1.49%	1.32%	1.00%
Non-performing assets/year-end loans and foreclosed assets	0.25	0.08	0.15	0.09	0.19
Allowance for credit losses/non-performing loans	550.48	1,729.69	1,120.31	1,831.86	891.66
Net charge-offs/average loans	0.02	0.01	0.00	0.01	0.10
Gross non-performing assets/year end assets	0.20	0.07	0.11	0.07	0.16
Non-performing loans/year-end loans	0.25	0.08	0.13	0.07	0.11

Balance Sheet Ratios:
Loans to deposits	97.33%	96.30%	88.23%	95.52%	105.13%
Average interest-earning assets as a percentage of average interest-bearing liabilities	131.11	140.32	139.94	132.49	127.50

Capital Ratios:
Average common stockholders’ equity to average assets	9.6%	10.2%	11.4%	11.7%	11.8%
Year-end tangible common stockholders’ equity to tangible assets(9)	9.7	9.2	11.2	11.3	11.9
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	12.4	11.0	13.4	12.7	12.5
Total capital ratio	15.2	13.5	16.3	17.2	15.0
Tier 1 leverage ratio	11.0	10.6	11.3	10.9	11.8
Common equity Tier 1 ratio	11.9	10.6	12.9	12.2	12.0
Great Southern Bank:
Tier 1 capital ratio	13.1	11.9	14.1	13.7	13.1
Total capital ratio	14.3	13.1	15.4	14.9	14.0
Tier 1 leverage ratio	11.6	11.5	11.9	11.8	12.3
Common equity Tier 1 ratio	13.1	11.9	14.1	13.7	13.1
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders’ equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.

(7)	Cash dividends per common share divided by earnings per common share.
(8)	Prior to January 1, 2021, these ratios excluded FDIC-assisted acquired loans.
(9)	Non-GAAP Financial Measure. For additional information, including a reconciliation to GAAP, see “– Non-GAAP Financial Measures.”

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

Factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) the remaining effects of the COVID-19 pandemic on general economic and financial market conditions and on public health; (iv) fluctuations in interest rates, the effects of inflation or a potential recession, whether caused by Federal Reserve actions or otherwise; (v) the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; (vi) slower economic growth caused by changes in energy prices, supply chain disruptions or other factors; (vii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (viii) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (ix) the Company’s ability to access cost-effective funding and maintain sufficient liquidity; (x) fluctuations in real estate values and both residential and commercial real estate market conditions; (xi) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company’s business; (xiv) changes in accounting policies and practices or accounting standards; (xv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; (xvii) competition; and (xviii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described in the Company’s most recent Annual Report on Form 10-K, including, without limitation, those described under “Item 1A. Risk Factors,” subsequent Quarterly Reports on Form 10-Q and other documents filed or furnished from time to time by the Company with the SEC (which are available on our website at www.greatsouthernbank.com and the SEC’s website at www.sec.gov), could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Allowance for Credit Losses

On January 1, 2021, the Company adopted the new accounting standard related to the allowance for credit losses. This standard eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 3 to the accompanying financial statements contained in Item 8 of this Report for additional information.

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

See Note 3 “Loans and Allowance for Credit Losses” to the accompanying financial statements for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time, certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2023, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2023, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. In April 2022, the Company, through its subsidiary Great Southern Bank, entered into a naming rights agreement with Missouri State University related to the main arena on the university’s campus in Springfield, Missouri. The terms of the agreement provide the naming rights to Great Southern Bank for a total cost of $5.5 million, to be paid over a period of seven years. The Company expects to amortize the naming rights intangible assets through non-interest expense over a period not to exceed 15 years. At December 31, 2023, the amortizable intangible assets consisted of the arena naming rights of $5.1 million. The amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 to the accompanying audited financial statements for additional information.

Based on the Company’s qualitative goodwill impairment testing, management does not believe any of the Company’s goodwill or other intangible assets were impaired as of December 31, 2023. While management believes no impairment existed at December 31, 2023, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

Total fiscal support to the economy throughout the pandemic, including the CARES Act, the American Rescue Plan of March 2021, and several smaller fiscal packages, totaled well over $5 trillion. The amount of this support was equal to almost 25% of pre-pandemic 2019 GDP and approximately three times the level of support provided during the global financial crisis of 2007-2008.

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.38 trillion in fiscal 2022, and was expected to increase slightly to $1.4 trillion in fiscal 2023.

The Federal Reserve aggressively raised the federal funds interest rate from early 2022 through mid-2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Fed’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by

COVID-related shutdowns and clogged transportation systems. The Fed has made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.6% in November 2023, but core PCE, which excludes food and energy prices, has been slower to retreat and still sat at 3.2% at December 2023, well above the Federal Reserve’s target of 2.0%.

Moody’s is projecting real GDP in 2024 to be slightly higher than previously forecast, but the persistence of high interest rates may slow economic growth. Real GDP is projected to rise 1.9% in 2024 on an annual average basis, an upward revision of 0.2%, and is projected to grow 1.6% in 2025 and 2.1% in 2026.

Employment

The national unemployment rate remained unchanged for the month at 3.7% as of December 2023, ranging from 3.4% to 3.8% since March 2022. The number of unemployed individuals also remained steady at 6.3 million as of December 2023, with 216,000 jobs added in December 2023. In December 2023, employment in leisure and hospitality and professional changed little, with government, health care, construction and social assistance rising minimally. While the labor market remains strong, there are signs of softening. Wage growth has been moderating and, while layoffs are not rising, departure rates are down to pre-pandemic levels. Employers are cutting back on hours and are hiring fewer temporary workers, an early sign that demand for labor is pulling back.

As of December 2023, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.5%. The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 3.5% in December 2022 to 3.7% in December 2023. Unemployment rates for December 2023 in the states where the Company has a branch or loan production office were Arizona at 4.3%, Arkansas at 3.4%, Colorado at 3.4%, Georgia at 3.4%, Illinois at 4.8%, Iowa at 3.2%, Kansas at 2.8%, Minnesota at 2.9%, Missouri at 3.3%, Nebraska at 2.3%, North Carolina at 3.5%, Oklahoma at 3.4%, and Texas at 4.0%. Of the metropolitan areas in which the Company does business, most were below the national unemployment rate for December 2023 of 3.7%, except for Chicago at 4.3%.

Single Family Housing

Existing home sales decreased 1.0% in December 2023 to a seasonally adjusted annual rate of 3.78 million, down 6.2% from the previous year. In the Midwest, existing-home sales retracted 4.3% from November 2023 to an annual rate of 900,000 in December 2023, down 10.9% from one year ago.

The median existing-home sales price rose 4.4% from December 2022 to $382,600 in December 2023 – the sixth consecutive month of year-over-year price increases. Among the four major U.S. regions, sales slipped in the Midwest and South, rose in the West and were unchanged in the Northeast. The median price in the Midwest in December 2023 was $275,600, up 5.9% from December 2022. On an annual basis, existing-home sales in 2023 of 4.09 million dropped to the lowest level since 1995, while the median price reached a record high of $389,800 in 2023.

Total housing inventory registered at the end of December 2023 was 1.0 million units, down 11.5% from November 2023 and up 4.2% from one year ago of 960,000. Unsold inventory sat at a 3.2 month supply in December 2023, down from 3.5 months in November 2023 but up from 2.9 months in December 2022.

Nationally, properties on average remained on the market for 29 days in December 2023, up from 25 days in November 2023 and 26 days in December 2022. Fifty-six percent of homes sold in December 2023 were on the market for less than a month. New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards.

Sales of new single‐family houses in December 2023 were at a seasonally adjusted annual rate of 664,000, according to the U.S. Census Bureau and the Department of Housing and Urban Development. This is 8.0% above the revised November 2023 rate of 615,000 and 4.4% above the December 2022 rate of 636,000.

The median sales price of new houses sold in December 2023 was $413,200, down from $479,500 in December 2022. The average sales price in December 2023 of $487,300 was down from $568,700 in December 2022. The seasonally‐adjusted estimate of new houses for sale at the end of December 2023 was 453,000. This represents a supply of 8.2 months at the current sales rate.

First-time buyers accounted for 29% of sales in December 2023, down from 31% in November 2023 and 31% in December 2022.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.60% as of January 18, 2024 which is down from 6.66% the previous week and up from 6.15% one year ago.

Multi-Family Housing and Commercial Real Estate

Demand has been solid for three consecutive quarters in the multi-family market. Current projections put 2023 new deliveries at a 40-year high of almost 573,000 units, with an additional 443,000 units expected to deliver in 2024. The dramatic rise in Sun Belt development has left the nation with almost one million units under construction, the largest pipeline since the early 1970s. The majority of these units are expected to be delivered at the 4 and 5 Star price points. With supply outpacing demand, the national vacancy rate ended 2023 at 7.6%, which is 100 basis points higher than the pre-pandemic average. The rising interest rate environment, combined with a pullback in construction lending, has seen some developers unable to move forward on proposed projects, suggesting the beginning of a meaningful pause in deliveries towards the end of 2024 and into 2025.

Midwest markets have avoided the sharp reversal of rent growth seen in Sun Belt locations as their construction pipelines remained modest during the pandemic. Deliveries in the Midwest in 2023 were only 5,500 units higher than what was delivered in 2019. That limited increase in new supply for the Midwest allowed those markets to be better balanced and avoid the dramatic surge and now pullback in rent growth as experienced in Sun Belt locations.

Although factors such as declining household formations, rising supply deliveries, and weakening demand may present temporary obstacles, the long-term issue of a major housing shortage remains in our nation. Thus, rent growth is anticipated to eventually rebound above historical averages.

As noted above, as of December 31, 2023, national multi-family market vacancy rates increased to 7.6%. Our market areas reflected the following apartment vacancy levels as of December 2023: Springfield, Missouri at 4.8%, St. Louis at 10.3%, Kansas City at 8.5%, Minneapolis at 7.6%, Tulsa, Oklahoma at 8.3%, Dallas-Fort Worth at 10.4%, Chicago at 5.7%, Atlanta at 11.7%, Phoenix at 10.8%, Denver at 8.3% and Charlotte, North Carolina at 11.6%.

The office sector remained weak in 2023 with office vacancy rates continuing their climb to a record 13.6% nationally. Occupiers gave back 65 million of square footage (SF) in 2023, bringing the total to over 180 million since the beginning of 2020. A little over 53 million SF in new office inventory was completed in 2023 with about 15 million SF in obsolete stock being demolished or converted. The resulting 37 million SF in net deliveries was the lowest amount since 2014, though the expected 56 million in 2024 would be the second most over the same period. Thus, with demand still faltering, new supply may exacerbate vacancy rates in the near term.

Leasing volume is down nearly 20% from its average in the late 2010s. Office-using employment peaked in May 2023 and has stalled out ever since. Looking ahead, the forecast from Oxford Economics suggests an average growth rate of only 0.4% through 2031, less than half its average since 2000. All these factors are likely contributing to more conservative leasing behavior amid the expiration of leases that were executed at the high rates of the mid- to late 2010s. Should tenants continue adjusting their footprints as expected in the next 24 months, the result would be a further 190 million SF in negative absorption, with vacancy rising to 17.2% by early 2026.

As of December 31, 2023, national office vacancy rates increased to 13.6% from 12.7% as of December 31, 2022, while our market areas reflected the following vacancy levels at December 31, 2023: Springfield, Missouri at 4.2%, St. Louis at 10.6%, Kansas City at 12.0%, Minneapolis at 11.2%, Tulsa, Oklahoma at 10.7%, Dallas-Fort Worth at 17.8%, Chicago at 16.6%, Atlanta at 15.7%, Denver at 16.3%, Phoenix at 16.0% and Charlotte, North Carolina at 13.7%.

Demand from a diverse array of sectors, coupled with a below-average pace of store closures, and minimal new supply resulted in a resilient year for the U.S. retail sector in 2023.

Although a pullback in leasing activity has occurred, a significant slowdown in move-outs has contributed to consistent demand growth across the U.S. retail sector. A near historic low of approximately 52 million SF of new retail space was delivered in 2023, a level that is over 40% lower than the sector’s historical average. New construction has primarily focused on build-to-suits, grocery-anchored centers, or smaller retail spaces in large mixed-use projects, which helps explain the above-average leasing rates for new retail properties, as less than 20% of space delivered over the past year was available for lease at the end of 2023.

Availabilities are now at record-low levels within small to mid-sized centers and freestanding single-tenant properties. On the other hand, availabilities within the mall segment (which consists of regional and super-regional malls as well as lifestyle centers) have continued to increase since the pandemic. However, there is significant variation in performance across the mall segment, with 4 and 5 Star malls and lifestyle centers seeing fundamentals improve over the past year, while malls rated 3 Star and below continue to see vacancies rise. This difference is likely to persist, as numerous mall-based retailers such as Bath and Body Works, Victoria’s Secret, and Macy’s have announced plans to move more stores out of the mall and into open-air neighborhood and community centers with stronger foot traffic.

Despite longstanding concerns of a softening economy and eventual pullback in consumer spending, retail fundamentals should remain balanced for the near future, as minimal availability and a further pullback in new deliveries offset a minor pullback in demand formation.

During the fourth quarter of 2023, national retail vacancy rates remained steady at 4.1% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.2%, St. Louis at 4.6%, Kansas City at 4.1%, Minneapolis at 2.9%, Tulsa, Oklahoma at 2.8%, Dallas-Fort Worth at 4.5%, Chicago at 4.9%, Atlanta at 3.5%, Phoenix at 4.5%, Denver at 4.0%, and Charlotte, North Carolina at 2.7%.

U.S. industrial market performance continues to downshift as 2024 kicks off. Accelerating completions of new industrial developments have caused the U.S. industrial vacancy rate to inch up from a record low of 3.9% in mid-2022, to 5.9% as of fourth quarter 2023. Net absorption has remained positive but continued to lose steam over the past 12 months, with the second half of 2023 registering the lowest third and fourth quarter absorption tallies in 13 years.

Overall growth in real consumer goods spending has been re-accelerating since last spring as inflation has subsided and strong wage growth has persisted. If the U.S. economy resilience continues, business inventories will likely soon resume their long-term upward trend as major retailers including Walmart, Target, and Costco have worked through excess merchandise and now have inventory to sales ratios in line with pre-pandemic levels. Sales of warehouse space intensive retail categories like furniture and building materials still remains low.

While a potential stagnation in consumer spending poses downside risks in CoStar’s absorption forecast for the next 12 months, high-tech manufacturing will likely be a key driver of leasing from 2024–26. The 2022 passage of the CHIPS and Science Act and the Inflation Reduction Act approved over $400 billion worth of incentives for growth in U.S. based high-tech manufacturing. CoStar is tracking more than 30 planned semiconductor, electric vehicle, and battery plants with estimated payrolls of more than 1,000 employees. The majority of these plants are targeting 2024–25 to begin production, with Arizona, Texas, Georgia, and the Carolinas securing the most new operations.

New deliveries will likely remain elevated for the next six to nine months, driving the national vacancy rate higher. Higher interest rates have caused construction starts on new industrial projects to halt. Given the average construction time of 14 months for large industrial projects, this recent pullback in starts suggests that by late 2024, the number of new projects completing construction may begin to decline. This may set the stage for vacancies to stabilize or begin tightening again in late 2024, and for rent growth to accelerate thereafter.

For the fourth quarter of 2023, national industrial vacancy rates increased to 5.9% from 4.2% as of December 31, 2022. Our market areas reflected the following industrial vacancy levels at December 31, 2023: Springfield, Missouri at 1.8%, St. Louis at 4.7%, Kansas City at 5.2%, Minneapolis at 3.9%, Tulsa, Oklahoma at 2.9%, Dallas-Fort Worth at 8.9%, Chicago at 5.1%, Atlanta at 6.4%, Phoenix at 8.6%, Denver at 7.1% and Charlotte, North Carolina at 6.7%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, consumer sentiment, commercial real estate price index and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market area.

For discussion of the risk factors associated with multi-family and commercial real estate loans, see “Risk Factors – Risks Relating to Lending Activities – Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, other residential (multi-family) and other commercial loans” and “Risk Factors – Risks Relating to Regulation – We currently exceed thresholds defined in interagency guidance on commercial real estate concentrations, and as such, we may incur additional expense or slow the growth of certain categories of commercial real estate lending.”

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

The Company’s total assets increased $131.7 million, or 2.3%, from $5.68 billion at December 31, 2022, to $5.81 billion at December 31, 2023. Full details of the current year changes in total assets are provided below, under “Comparison of Financial Condition at December 31, 2023 and December 31, 2022.”

Loans. In the year ended December 31, 2023, the Company’s net loans increased $82.8 million, or 1.8%, from $4.51 billion at December 31, 2022, to $4.59 billion at December 31, 2023. This increase was primarily in other residential (multi-family) loans ($160 million increase) and commercial business loans ($25 million increase). These increases were partially offset by decreases in construction loans ($61 million decrease) and one- to four- family residential loans ($13 million decrease). The pipeline of loan commitments and the unfunded portion of construction loans remained strong at the end of 2023, but decreased significantly compared to the end of 2022. As construction projects were completed, the related loans were either paid off or moved from the construction category to the appropriate permanent loan categories. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

Of the total loan portfolio at December 31, 2023 and 2022, 89.5% and 89.4%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts. At December 31, 2023 and 2022, commercial real estate and commercial construction loans (excluding multi-family loans) were 36.8% and 39.4% of the Bank’s total loan portfolio, respectively. Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally. At December 31, 2023, loans made in the Springfield, Missouri metropolitan statistical area (Springfield MSA) comprised 8% of the Bank’s total loan portfolio, compared to 7% at December 31, 2022. The Company’s headquarters are located in Springfield and we have operated in this market since 1923. Loans made in the St. Louis metropolitan statistical area (St. Louis MSA) comprised 17% of the Bank’s total loan portfolio at December 31, 2023, compared to 18% at December 31, 2022. The Company’s expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only diversify from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition. Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and other residential (multi-family) loans, which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans. For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has been as much as 40% in recent years and was 39% as of December 31, 2023. The majority of the increase in fixed rate loans over the past few years was in commercial real estate, which typically has short durations within our portfolio. Of the total amount of fixed rate loans in our portfolio as of December 31, 2023, approximately 86% mature within the next five years and therefore are not considered to create significant long-term interest rate risk for the Company. Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy. As of December 31, 2023, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is modestly positive in an increasing rate environment. For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At December 31, 2023 and 2022, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At December 31, 2023 and 2022, an estimated 0.4% and 0.2%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

The Company prepared for discontinuation of the use of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements used by the Company, but by far the most significant area impacted by LIBOR is related to commercial and residential mortgage loans. With the cessation of all remaining LIBOR indices as of June 30, 2023, the Company implemented its LIBOR fallback plan for all remaining LIBOR-based loans, replacing the LIBOR indices with various SOFR-based indices consistent with the regulations of the Board of Governors of the Federal Reserve System implementing the Adjustable Interest Rate (LIBOR) Act. All impacted customers were notified and the Company’s systems were updated with the applicable indices as of July 1, 2023.

Available-for-sale Securities. Available-for-sale securities decreased $12.4 million, or 2.5%, from $490.6 million at December 31, 2022, to $478.2 million at December 31, 2023. For further information on investment securities, see Note 2 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. Held-to-maturity securities decreased $7.5 million, or 3.7%, from $202.5 million at December 31, 2022, to $195.0 million at December 31, 2023.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2023, total deposit balances increased $36.8 million, or 0.8%. Transaction account balances decreased $140.1 million and retail certificates of deposit decreased $73.1 million compared to December 31, 2022. The decrease in transaction accounts was primarily a result of decreased balances in non-interest accounts and certain NOW account types. In addition, holders of some accounts that carried higher balances may have chosen to move funds into different checking account types or time deposits that now have a higher rate of interest. Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network and time deposits initiated through internet channels, which experienced a planned decrease as part of the Company’s balance sheet management between funding sources. Brokered deposits, including IntraFi program purchased funds, were $661.5 million at December 31, 2023, an increase of $250.0 million from $411.5 million at December 31, 2022. The Company uses brokered deposits of select maturities and interest rate characteristics from time to time to supplement its various funding channels and to manage interest rate risk.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $106.0 million from $176.8 million at December 31, 2022 to $70.8 million at December 31, 2023. These balances fluctuate over time based on customer demand for this product.

Short-Term Borrowings and Other Interest-bearing Liabilities. The Company’s FHLBank term advances were $-0- at both December 31, 2023 and December 31, 2022. At December 31, 2023 and 2022, overnight borrowings from the FHLBank were $251.0 million and $88.5 million, respectively, which are included in short-term borrowings.

Short-term borrowings and other interest-bearing liabilities increased $163.0 million from $89.6 million at December 31, 2022 to $252.6 million at December 31, 2023. The Company may utilize overnight borrowings, short-term FHLBank advances, and BTFP borrowings from FRBSTL depending on relative interest rates.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and

0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023 the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in early 2024 to be unlikely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for several months before any rate cuts occur. Great Southern’s loan portfolio includes loans ($1.29 billion at December 31, 2023) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after December 31, 2023. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($788.9 million at December 31, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at December 31, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At December 31, 2023, nearly all of these SOFR and “prime rate” loans had fully indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

As of December 31, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a modestly negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon.

In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits decrease.

During 2020, we experienced some compression of our net interest margin percentage due to Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020, and net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets.

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Operating Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2023 and 2022.”

Business Initiatives

The Company’s banking centers and loan production offices are consistently reviewed to measure performance and ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and loan production offices and invest resources where customer demand leads, and from time to time, consolidate offices or even exit markets when conditions dictate.

The following changes were initiated in 2023 and early 2024:

●	In March 2023, a leased retail banking center office at 1232 S. Rangeline Road in Joplin, Missouri, was consolidated into a nearby office at 2801 E. 32nd Street. One banking center now serves the Joplin market.
●	In September 2023, in Springfield, Missouri, the Company opened Great Southern Express, a modern four-lane drive-through center using only interactive teller machine (ITM) technology to serve customers. This new facility at 1615 W. Sunshine replaced a small banking center on the same property. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner during extended business hours seven days a week. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the penny. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.
●	In January 2024, in Springfield, Missouri, a retail banking center at 600 W. Republic Road was consolidated into another banking center at 2945 W. Republic Road, a short distance away. For customers’ convenience, an on-site ITM is currently available at the closed facility.
●	Effective February 16, 2024, the Company closed its loan production office in Tulsa, Oklahoma after an analysis of lending priorities and operational efficiencies. Loan clients served through this office have been reassigned to other relationship managers.

In November 2023, the Company launched a new and improved digital mobile banking application for its customers, available through the Apple App Store and Google Play Store. With more than 54,000 active mobile banking users, the application upgrade provides an improvement in overall functionality, including a better user experience, additional layers of security and faster loading times.

Since early 2022, Great Southern has been preparing to convert to a new core banking platform (New System) to be delivered by a third-party vendor. As previously disclosed, the migration to the New System, originally scheduled for the third quarter of 2023, has been delayed to mid-2024. As also previously disclosed, certain contractual disputes have arisen between Great Southern and the third-party vendor. While discussions are ongoing between the parties, to date, there has been no meaningful progress in resolving the contractual disputes. There is no assurance that a resolution with the vendor will be achieved, or that a migration to the New System can be successfully completed, which may prompt Great Southern to take action to protect its interests. In the meantime, Great Southern expects to continue operations with its current core banking provider, which will allow Great Southern to offer its full array of products and services.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. Upon election, any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Currently, the CBLR is 9.0%. The Company and the Bank have chosen to not utilize the new CBLR due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

During the year ended December 31, 2023, total assets increased by $131.7 million, or 2.3%, to $5.81 billion. The increase was primarily attributable to increases in loans receivable and cash and cash equivalents, partially offset by decreases in investment securities.

Cash and cash equivalents were $211.3 million at December 31, 2023, an increase of $42.8 million, or 25.4%, from $168.5 million at December 31, 2022. This increase was primarily due to a $43.5 million increase in interest-bearing deposits in the FRBSTL.

The Company’s available-for-sale securities decreased $12.4 million, or 2.5%, compared to December 31, 2022. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 8.2% and 8.6% of total assets at December 31, 2023 and December 31, 2022, respectively.

The Company’s held-to-maturity securities decreased $7.5 million, or 3.7%, compared to December 31, 2022. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.4% and 3.6% of total assets at December 31, 2023 and December 31, 2022, respectively.

Net loans increased $82.8 million, or 1.8%, from December 31, 2022, to $4.59 billion at December 31, 2023. This increase was primarily in other residential (multi-family) loans ($160 million increase) and commercial business loans ($25 million increase). These increases were partially offset by decreases in construction loans ($61 million decrease) and one- to four- family residential loans ($13 million decrease). The pipeline of loan commitments and the unfunded portion of construction loans remained strong in the fourth quarter of 2023, but decreased significantly compared to the end of 2022. As construction projects were completed, the related loans were either paid off or moved from the construction category to the appropriate permanent loan categories.

Total liabilities increased $93.0 million from $5.15 billion at December 31, 2022 to $5.24 billion at December 31, 2023. The increase was primarily due to increases in short-term borrowings from FHLBank and increases in brokered deposits, partially offset by the decrease in reverse repurchase agreements with customers.

Total deposits increased $36.8 million, or 0.8%, from $4.68 billion at December 31, 2022 to $4.72 billion at December 31, 2023. Transaction account balances decreased $140.1 million, from $3.25 billion at December 31, 2022 to $3.11 billion at December 31, 2023. Retail certificates of deposit decreased $73.1 million compared to December 31, 2022, to $948.2 million at December 31, 2023. Decreases in transaction account balances were primarily in certain NOW account types and non-interest-bearing checking accounts. Total interest-bearing checking increased $27.9 million and non-interest-bearing demand deposit accounts decreased $168.1 million, respectively. Customer retail time deposits initiated through our banking center network decreased $34.6 million and time deposits initiated through our national internet network decreased $34.9 million. Customer deposits at December 31, 2023 and December 31, 2022 totaling $8.8 million and $12.4 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits increased $250.0 million to $661.5 million at December 31, 2023, compared to $411.5 million at December 31, 2022. Brokered deposits were utilized to fund growth in outstanding loans and to offset reductions in balances in other deposit categories. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at December 31, 2023, $300.0 million were floating rate deposits which adjust daily based on the effective federal funds rate index.

The Company’s term Federal Home Loan Bank advances were $-0- at both December 31, 2023 and 2022. At December 31, 2023 and 2022, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company maintains the flexibility to utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities increased $163.0 million, or 182.0%, from $89.6 million at December 31, 2022 to $252.6 million at December 31, 2023. The short-term borrowings included overnight FHLBank borrowings of $251.0 million at December 31, 2023, compared to $88.5 million at December 31, 2022. In January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with total amount of assets pledged totaling approximately $191 million. These funds were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank.

Securities sold under reverse repurchase agreements with customers decreased $106.0 million, or 59.9%, from $176.8 million at December 31, 2022 to $70.8 million at December 31, 2023. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $38.7 million, or 7.3%, from $533.1 million at December 31, 2022 to $571.8 million at December 31, 2023. The Company recorded net income of $67.8 million for the year ended December 31, 2023. In addition, total stockholders’ equity increased $2.5 million due to the issuance of the Company’s common stock upon stock option exercises. Accumulated other comprehensive income increased $10.9 million due to increases in the fair value of investment securities and the fair value of cash flow hedges, as a result of decreased market interest rate expectations. Total stockholders’ equity decreased $23.3 million due to repurchases of the Company’s common stock. Dividends declared on common stock, which also decreased total stockholders’ equity, were $19.1 million.

Results of Operations and Comparison for the Years Ended December 31, 2023 and 2022

General

Net income decreased $8.1 million, or 10.7%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. Net income was $67.8 million for the year ended December 31, 2023 compared to $75.9 million for the year ended December 31, 2022. This decrease was primarily due to an increase in non-interest expense of $7.7 million, or 5.7%, a decrease in net interest income of $6.4 million, or 3.2%, and a decrease in non-interest income of $4.1 million, or 11.9%, partially offset by a decrease in provision for credit losses on loans and unfunded commitments of $9.3 million, and a decrease in provision for income taxes of $710,000, or 3.9%.

Total Interest Income

Total interest income increased $69.9 million, or 30.8%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to a $66.2 million increase in interest income on loans and a $3.7 million increase in interest income on investment securities and other interest-earning assets. Interest income on loans increased for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to higher average rates of interest on loans and higher average loan balances. Interest income from investment securities and other interest-earning assets increased during the year ended December 31, 2023 compared to the year ended December 31, 2022, due to higher average balances of investment securities combined with higher average rates of interest on investment securities and other interest-earning assets, partially offset by a decrease in the average balance on other interest-earning assets.

Interest Income – Loans

During the year ended December 31, 2023 compared to the year ended December 31, 2022, interest income on loans increased $54.1 million as the result of higher average interest rates on loans. The average yield on loans increased from 4.69% during the year ended December 31, 2022 to 5.87% during the year ended December 31, 2023. This increase was primarily due to the repricing of floating rate loans in 2023 as market interest rates increased significantly and the origination of new fixed-rate loans at higher market interest rates. In addition, interest income on loans increased $12.1 million as a result of higher average loan balances, which increased from $4.39 billion during the year ended December 31, 2022, to $4.63 billion during the year ended December 31, 2023. The Company continued to originate loans at a pace similar to prior periods through the end of 2022, and overall loan repayments slowed in 2022 and 2023 compared to the level of repayments in 2021. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans and the slowed loan repayments in 2023.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, on March 2, 2020, the Company and its swap counterparty mutually agreed to terminate this swap, effective immediately. The Company was paid $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has had the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $8.1 million in each of the years ended December 31, 2023 and December 31, 2022. At December 31, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (now the equivalent replacement USD-SOFR rate since USD-LIBOR rate is no longer available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-SOFR, the Company received net interest settlements, which were recorded as loan interest income. If one-month USD-SOFR exceeded the fixed rate of interest, the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $10.4 million in the year ended December 31, 2023, compared to a reduction of loan interest income related to this swap transaction of $941,000 in the year ended December 31, 2022. Based on market rates of interest in January 2024, the Company expects to record a reduction of loan interest income related to this swap of $1.9 million in the three months ending March 31, 2024, prior to the contractual termination date of March 1, 2024.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $7.2 million in the year ended December 31, 2023. At December 31, 2023, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.34446%.

If market interest rates remain near their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $772,000 in the year ended December 31, 2023 compared to the year ended December 31, 2022. Interest income increased $488,000 due to an increase in average interest rates from 2.84% during the year ended December 31, 2022 to 2.91% during the year ended December 31, 2023. At December 31, 2023, the investment portfolio did not include a material amount of adjustable rate securities. Interest income increased $284,000 as a result of an increase in average balances from $675.6 million during the year ended December 31, 2022, to $685.5 million during the year ended December 31, 2023. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities that have a fixed rate of interest with expected lives of four to ten years, which fits with the Company’s current asset/liability management strategies, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

Interest income on other interest-earning assets increased $2.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. Interest income increased $3.3 million as a result of higher average interest rates from 1.05% during the year ended December 31, 2022, to 5.04% during the year ended December 31, 2023. Partially offsetting that increase, interest income decreased $436,000 as a result of a decrease in average balances from $195.8 million during the year ended December 31, 2022, to $98.0 million during the year ended December 31, 2023. The increase in average interest rates was due to the increase in the rate paid on funds held at the Federal Reserve Bank. This rate was increased multiple times in 2022 and 2023 in conjunction with the increase in the Federal Funds target interest rate. The decrease in average balances was due to utilization of these funds in loan originations and securities purchases.

Total Interest Expense

Total interest expense increased $76.3 million, or 278.7%, during the year ended December 31, 2023, when compared with the year ended December 31, 2022, due to an increase in interest expense on deposits of $68.1 million, or 329.3%, an increase in interest expense on short-term borrowings of $6.4 million, or 603.6%, an increase in interest expense on securities sold under reverse repurchase agreements of $881,000, or 271.9%, and an increase in interest expense on subordinated debentures issued to capital trusts of $861,000, or 98.4%.

Interest Expense – Deposits

Interest expense on demand deposits increased $22.9 million due to an increase in average rates from 0.26% during the year ended December 31, 2022, to 1.30% during the year ended December 31, 2023. Interest rates paid on demand deposits were higher in 2023 due to significant increases in overall market rates in the latter half of 2022 and all of 2023. Partially offsetting that increase, interest on demand deposits decreased $293,000 due to a decrease in average balances from $2.32 billion in the year ended December 31, 2022, to $2.20 billion in the year ended December 31, 2023. The Company also experienced decreased balances in certain types of NOW accounts and IntraFi Network Reciprocal Deposits, mostly offset by increases in money market accounts, which generally have higher rates of interest than NOW accounts.

Interest expense on time deposits increased $19.8 million as a result of an increase in average rates of interest from 0.96% during the year ended December 31, 2022, to 2.97% during the year ended December 31, 2023. Interest expense on time deposits increased $1.1 million due to an increase in the average balance of time deposits from $890.5 million during the year ended December 31, 2022, to $991.2 million during the year ended December 31, 2023. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates in the latter half of 2022 and throughout 2023 and targeted rate promotions during 2023.

Interest expense on brokered deposits increased $14.1 million, due to an increase in average balances from $252.3 million during the year ended December 31, 2022 to $611.8 million during the year ended December 31, 2023. Interest expense on brokered deposits also increased $10.4 million due to average rates of interest that increased from 2.44% in the year ended December 31, 2022 to 5.02% in the year ended December 31, 2023. Brokered deposits added during 2023 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities, primarily brokered deposits. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month SOFR. In February 2023, the Company entered into five new interest rate swap transactions. At December 31, 2023, the Company had $95.0 million in interest rate swaps on brokered deposits, which were accounted for as fair value hedges. Subsequent to December 31, 2023, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. The Company did not utilize these types of interest rate swaps on brokered deposits in 2022 or 2021.

The Company’s net interest income was negatively impacted in 2023 by the high level of competition for deposits due to asset growth across the industry and the lingering effects of liquidity events at several banks in March 2023. The Company also had a substantial amount of time deposits maturing at relatively low rates in the second quarter of 2023, and these time deposits either renewed at higher rates or left the Company, in turn requiring their replacement with other funding sources at then-current, higher market rates. In addition, sporadically throughout 2023, the Company experienced a higher-than-normal reduction in balances of non-interest-bearing deposits. Customer balances in both non-interest-bearing checking and interest-bearing checking accounts fluctuated during the year ended December 31, 2023. As market interest rates for certain checking account types and time deposit accounts have increased, some customers have chosen to reallocate funds into higher-rate accounts. As of December 31, 2023, time deposit maturities over the next 12 months were as follows: within three months -- $394 million with a weighted-average rate of 3.82%; within three to six months -- $324 million with a weighted-average rate of 4.32%; and within six to twelve months -- $371 million with a weighted-average rate of 4.08%. Based on time deposit market rates in January 2024, replacement rates for these maturing time deposits are likely to be approximately 4.00-4.50%.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2023 and 2022. FHLBank overnight borrowings were utilized in 2023 and 2022.

Interest expense on reverse repurchase agreements increased $953,000 due to an increase in average rates during the year ended December 31, 2023 when compared to the year ended December 31, 2022. The average rate of interest was 1.47% for the year ended December 31, 2023, compared to 0.24% during the year ended December 31, 2022. The average balance of repurchase agreements decreased $50.4 million from $132.6 million in the year ended December 31, 2022 to $82.2 million in the year ended December 31, 2023, which was due to changes in customers’ desire for this product, which can fluctuate.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $3.8 million due to an increase in average balances from $48.5 million during the year ended December 31, 2022, to $142.9 million during the year ended December 31, 2023, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the increased utilization of overnight borrowings from the FHLBank. In addition to this increase, interest expense on short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities increased $2.7 million due to average rates that increased from 2.20% in the year ended December 31, 2022, to 5.25% in the year ended December 31, 2023. Short-term market interest rates increased sharply in the latter half of 2022 and throughout 2023.

During the year ended December 31, 2023, compared to the year ended December 31, 2022, interest expense on subordinated debentures issued to capital trusts increased $861,000 due to higher average interest rates. The average interest rate was 3.40% in 2022, compared to 6.74% in 2023. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between 2022 and 2023.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. Interest expense on subordinated notes increased $18,000 due to an increase in average balances from $74.1 million during the year ended December 31, 2022 to $74.4 million during the year ended December 31, 2023 due to this issuance cost amortization.

Net Interest Income

Net interest income for the year ended December 31, 2023 decreased $6.4 million, or 3.2%, to $193.2 million, compared to $199.6 million for the year ended December 31, 2022. Net interest margin was 3.57% for the year ended December 31, 2023, compared to 3.80% for the year ended December 31, 2022, a decrease of 23 basis points. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and repurchase agreements.

The Company’s overall interest rate spread decreased 62 basis points, or 17.1%, from 3.59% during the year ended December 31, 2022, to 2.97% during the year ended December 31, 2023. The decrease was due to a 178 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 116 basis point increase in the weighted average yield on interest-earning assets. In comparing the two years, the yield on loans increased 118 basis points, the yield on investment securities increased 7 basis points and the yield on other interest-earning assets increased 399 basis points. The rate paid on deposits increased 173 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 305 basis points, the rate paid on subordinated debentures issued to capital trusts increased 334 basis points and the rate paid on reverse repurchase agreements increased 123 basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. Throughout 2022, competition for deposits was not as intense and market rates on deposits moved higher at a slower pace. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March 2023 and market rates moved higher more rapidly. Also, as market interest rates moved higher, some deposit holders chose to move funds into non-deposit investment products.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in economic conditions, including but not limited to, changes in the national unemployment rate, commercial real estate price index, housing price index, consumer sentiment, gross domestic product (GDP) and construction spending.

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

During the year ended December 31, 2023, the Company recorded a provision expense of $2.3 million on its portfolio of outstanding loans, compared to a provision expense of $3.0 million for the year ended December 31, 2022. The Company experienced net charge offs of $1.1 million for the year ended December 31, 2023 compared to net charge offs of $274,000 for the year ended December 31, 2022. The Company recorded a negative provision for losses on unfunded commitments of $5.3 million for the year ended December 31, 2023, compared to provision expense of $3.2 million for the year ended December 31, 2022. General market conditions and unique circumstances related to specific industries and individual projects contribute to the level of provisions and charge-offs.

The Bank’s allowance for credit losses as a percentage of total loans was 1.39% at both December 31, 2023 and 2022. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2023, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional credit loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Non-performing assets at December 31, 2023, were $11.8 million, an increase of $8.1 million from $3.7 million at December 31, 2022. Non-performing assets as a percentage of total assets were 0.20% at December 31, 2023, compared to 0.07% at December 31, 2022.

Compared to December 31, 2022, non-performing loans increased $8.1 million to $11.7 million at December 31, 2023, and foreclosed assets decreased $27,000, to $23,000 at December 31, 2023. The majority of the increase in non-performing loans was in the non-performing commercial real estate loans category, which increased $9.0 million from December 31, 2022, primarily due to one loan relationship being added to the category in 2023.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2023, was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	—	—	—	—	—	—	384
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	716	—	—	(21)	(31)	(664)	722
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	1,579	10,991	—	—	—	—	(2,018)	10,552
Commercial business	586	47	—	—	—	—	(602)	31
Consumer	399	204	(11)	—	—	(123)	(410)	59
Total non-performing loans	$3,670	$11,958	$(11)	$—	$(21)	$(154)	$(3,694)	$11,748

FDIC-assisted acquired loans included above	$428	$2,298	$—	$—	$(21)	$(31)	$(412)	$2,262

At December 31, 2023, the non-performing commercial real estate category included four loans, two of which were added during the year ended December 31, 2023. The largest relationship in this category, which totaled $8.1 million, or 76.4% of the total category, was added to non-performing loans during the three months ended June 30, 2023 and is collateralized by an office building in Missouri. The loan was classified due to a decline in occupancy resulting in a stressed cash flow. Occupancy has improved somewhat and lease income from the building has continued, and the Company has received some principal paydowns from the borrower. Another significant relationship was added to the commercial real estate category in the three months ended December 31, 2023. This relationship totaled $2.2 million and is collateralized by an assisted living facility in Wisconsin. The non-performing one- to four-family residential category included three loans. The largest relationship in this category, which was added during 2023 and is collateralized by a single-family home in the Kansas City metro area, totaled $543,000, or 75.2% of the total category. The non-performing land development category consisted of one loan added in 2021, which totaled $384,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing commercial business category consisted of two loans that totaled $31,000 to a single borrower, both of which were added during 2023. The non-performing consumer category included six loans, three of which were added during 2023.

Other Real Estate Owned and Repossessions. All of the total $23,000 of other real estate owned and repossessions at December 31, 2023 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the year ended December 31, 2023, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	December 31

(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	21	(21)	—	—	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	50	88	(115)	—	—	23
Total foreclosed assets and repossessions	$50	$109	$(136)	$—	$—	$23

FDIC-assisted acquired assets included above	$—	$21	$(21)	$—	$—	$—

The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Potential Problem Loans. Potential problem loans increased $5.8 million during the year ended December 31, 2023, from $1.6 million at December 31, 2022 to $7.4 million at December 31, 2023. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the year ended December 31, 2023, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,348	167	(1,016)	(105)	—	—	(236)	158
Other residential	—	7,162	—	—	—	—	—	7,162
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Consumer	230	60	(143)	(6)	(5)	(15)	(67)	54
Total potential problem loans	$1,578	$7,389	$(1,159)	$(111)	$(5)	$(15)	$(303)	$7,374

FDIC-assisted acquired loans included above	$743	$—	$(639)	$—	$—	$—	$(4)	$100

At December 31, 2023, the other residential (multi-family) category of potential problem loans included one loan, which totaled $7.2 million, and was added in 2023. This loan is collateralized by an apartment and retail project in Oklahoma City, OK. This loan was added to potential problems loans due to a decline in occupancy resulting in a stressed cash flow. The borrower continues to make schedule interest payments. At December 31, 2023, the one- to four-family residential category of potential problem loans included two loans. The largest relationship in this category totaled $99,000, or 62.5% of the total category. The consumer category of potential problem loans included six loans.

Loans Categorized as “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” decreased $20.4 million, from $28.7 million at December 31, 2022 to $8.3 million at December 31, 2023, primarily due to the combination of one large loan being upgraded to “Satisfactory,” one unrelated large loan being downgraded to “Substandard” and added to non-performing loans, and one unrelated loan being downgraded to “Special Mention.” While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets does not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the year ended December 31, 2023, loans classified as “Special Mention” increased $26.7 million as four loan relationships were downgraded from “Satisfactory.” In the year ended December 31, 2023, four loan relationships were downgraded from “Satisfactory.” The largest relationship consisted of four commercial business loans totaling $9.9 million at December 31, 2023 and is secured by business assets, equipment, accounts receivable and real estate. The relationship was added to the “Special Mention” category during 2023 due to stressed cash flow associated with business expansion. Since that time, the borrower has reduced debt by restructuring business operations, resulting in improved business cash flow and collateral margins. At December 31, 2023, a $9.6 million relationship was included in the “Special Mention” category. The balance represents a participation in a loan collateralized by a student housing project in Texas. The company is not the lead lender for this relationship. The project has suffered from rising debt service requirements and a decline in occupancy. A relationship totaling $4.4 million at December 31, 2023 was added to the “Special Mention” category in 2023. This relationship is collateralized by three assisted care facilities located in southwest Missouri. Business cash flow was negatively impacted by a labor shortage and a decrease in Medicaid reimbursement during 2022-2023. Monthly payments continue to amortize the loan balance. See Note 3 for further discussion of the Company’s loan grading system.

Non-Interest Income

Non-interest income for the year ended December 31, 2023 was $30.1 million compared to $34.1 million for the year ended December 31, 2022. The decrease of $4.0 million, or 11.9%, was primarily as a result of the following items:

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $1.4 million compared to the prior year. This decrease was primarily due to a portion of these transactions now being routed through channels with lower fees to the Company, which is expected to continue in future periods, and certain increases in related processing costs during the transition to a new debit card processor.

Other income: Other income decreased $1.2 million compared to the prior year. In 2022, a gain of $1.1 million was recognized on sales of fixed assets, with no similar transactions occurring in the current year.

Gain (loss) on derivative interest rate products: In 2023, the Company recognized a loss of $337,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans and the change in fair value on interest rate swaps related to brokered time deposits. In 2022, the Company recognized a gain of $321,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans.

Non-Interest Expense

Total non-interest expense increased $7.6 million, or 5.7%, from $133.4 million in the year ended December 31, 2022, to $141.0 million in the year ended December 31, 2023. The Company’s efficiency ratio for the year ended December 31, 2023 was 63.16%, compared to 57.05% for 2022. In the year ended December 31, 2023, the change in the efficiency ratio was primarily due to an increase in non-interest expense, and decreases non-interest income and net interest income. The Company’s ratio of non-interest expense to average assets was 2.47% for the year ended December 31, 2023 compared to 2.42% for the year ended December 31,

2022. Average assets for the year ended December 31, 2023, increased $199.4 million, or 3.6%, from the year ended December 31, 2022, primarily due to increases in average net loans receivable.

The following were significant items related to the increase in non-interest expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

Salaries and employee benefits: Salaries and employee benefits increased $3.2 million from the prior year. A portion of this increase related to normal annual merit increases in various lending and operations areas. In 2023, some of these increases were larger than in previous years due to the current employment environment. Also, in the fourth quarter of 2023, the Company recorded expense totaling $441,000 related to discretionary bonuses awarded to various associates who have been involved significantly in the software and systems transition. In addition, compensation costs related to originated loans that are deferred under accounting rules decreased by $1.3 million in 2023 compared to 2022 (resulting in higher expense in 2023), as the volume of loans originated in 2023 decreased substantially compared to 2022.

Net occupancy expenses: Net occupancy expenses increased $2.4 million from the prior year. Various components of computer license and support expenses increased by $1.4 million in 2023 compared to 2022. In addition, various repairs and maintenance expenses increased by $252,000 in 2023 compared to 2022.

Insurance: Insurance expense increased $1.3 million from the prior year. The increase was primarily due to previously announced increases in deposit insurance rates for the FDIC’s Deposit Insurance Fund.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees increased $756,000 from the prior year, to $7.1 million. In 2023, the Company expensed a total of $4.0 million, primarily related to training and implementation costs for the upcoming core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems, compared to $3.1 million expensed in 2022. In addition, in 2022, the Company expensed $372,000 in fees related to the interest rate swaps initiated in July 2022, which was not repeated in 2023.

Provision for Income Taxes

For the years ended December 31, 2023 and 2022, the Company’s effective tax rate was 20.6% and 19.4%, respectively. These effective rates were near or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company’s effective income tax rate is currently generally expected to remain near the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.5% to 21.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were $5.7 million, $6.3 million and $11.2 million for 2023, 2022 and 2021, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31,	Year Ended			Year Ended			Year Ended
	2023	December 31, 2023			December 31, 2022			December 31, 2021
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.88%	$905,102	$33,693	3.72%	$811,896	$27,853	3.43%	$678,900	$25,251	3.72%
Other residential	7.15	822,955	56,274	6.84	837,582	43,174	5.15	922,739	40,998	4.44
Commercial real estate	6.10	1,493,130	87,670	5.87	1,551,541	73,164	4.72	1,541,095	65,811	4.27
Construction	7.90	908,558	65,999	7.26	679,524	37,370	5.50	616,899	27,696	4.49
Commercial business	6.50	308,049	18,310	5.94	292,825	14,615	4.99	279,232	15,403	5.52
Other loans	6.70	181,649	9,125	5.02	199,336	8,864	4.45	220,783	10,347	4.69
Industrial revenue bonds (1)	6.10	12,413	881	7.10	13,338	711	5.33	14,528	763	5.25

Total loans receivable	6.25	4,631,856	271,952	5.87	4,386,042	205,751	4.69	4,274,176	186,269	4.36

Investment securities (1)	2.77	685,496	19,942	2.91	675,571	19,170	2.84	447,943	11,689	2.61
Interest-earning deposits in other banks	5.34	98,049	4,941	5.04	195,817	2,056	1.05	552,094	715	0.13

Total interest-earning assets	5.81	5,415,401	296,835	5.48	5,257,430	226,977	4.32	5,274,213	198,673	3.77
Non-interest-earning assets:
Cash and cash equivalents		90,881			96,353			96,989
Other non-earning assets		212,914			166,007			131,154
Total assets		$5,719,196			$5,519,790			$5,502,356

Interest-bearing liabilities:
Interest-bearing demand and savings	1.67	$2,202,242	28,579	1.30	$2,322,915	5,968	0.26	$2,316,890	4,023	0.17
Time deposits	3.79	991,202	29,459	2.97	890,507	8,546	0.96	1,076,446	8,090	0.75
Brokered deposits	5.20	611,821	30,719	5.02	252,281	6,162	2.44	84,688	989	1.17
Total deposits	2.80	3,805,265	88,757	2.33	3,465,703	20,676	0.60	3,478,024	13,102	0.38
Securities sold under reverse repurchase agreements	1.66	82,218	1,205	1.47	132,595	324	0.24	143,757	37	0.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.64	142,866	7,500	5.25	48,530	1,066	2.20	1,529	—	—
Subordinated debentures issued to capital trust	7.24	25,774	1,736	6.74	25,774	875	3.40	25,774	448	1.74
Subordinated notes	5.92	74,430	4,422	5.94	74,131	4,422	5.97	119,780	7,165	5.98

Total interest-bearing liabilities	3.03	4,130,553	103,620	2.51	3,746,733	27,363	0.73	3,768,864	20,752	0.55
Non-interest-bearing liabilities:
Demand deposits		949,045			1,141,660			1,061,716
Other liabilities		88,678			66,224			44,260
Total liabilities		5,168,276			4,954,617			4,874,840
Stockholders’ equity		550,920			565,173			627,516
Total liabilities and stockholders’ equity		$5,719,196			$5,519,790			$5,502,356

Net interest income:
Interest rate spread	2.78%		$193,215	2.97%		$199,614	3.59%		$177,921	3.22%
Net interest margin*				3.57%			3.80%			3.37%
Average interest-earning assets to average interest- bearing liabilities		131.1%			140.3%			139.9%
*	Defined as the Company’s net interest income divided by total interest-earning assets.
(1)

Of the total average balance of investment securities, average tax-exempt investment securities were $56.0 million, $54.0 million and $42.3 million for 2023, 2022 and 2021, respectively. In addition, average tax-exempt industrial revenue bonds were $13.9 million, $16.4 million and $17.9 million in 2023, 2022 and 2021, respectively. Interest income on tax-exempt assets included in this table was $2.4 million, $2.2 million and $1.6 million for 2023, 2022 and 2021, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.1 million, $2.1 million and $1.6 million for 2023, 2022 and 2021, respectively.

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

	Year Ended			Year Ended
	December 31, 2023 vs.			December 31, 2022 vs.
	December 31, 2022			December 31, 2021
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	$54,141	$12,060	$66,201	$14,512	$4,970	$19,482
Investment securities	488	284	772	1,098	6,383	7,481
Interest-earning deposits in other banks	3,321	(436)	2,885	1,475	(134)	1,341
Total interest-earning assets	57,950	11,908	69,858	17,085	11,219	28,304
Interest-bearing liabilities:
Demand deposits	22,904	(293)	22,611	1,935	10	1,945
Time deposits	19,843	1,070	20,913	1,212	(756)	456
Brokered Deposits	10,449	14,108	24,557	1,839	3,334	5,173
Total deposits	53,196	14,885	68,081	4,986	2,588	7,574
Securities sold under reverse repurchase agreements	953	(72)	881	290	(3)	287
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	2,684	3,750	6,434	390	676	1,066
Subordinated debentures issued to capital trust	861	—	861	427	—	427
Subordinated notes	(18)	18	—	(20)	(2,723)	(2,743)
Total interest-bearing liabilities	57,676	18,581	76,257	6,073	538	6,611
Net interest income	$274	$(6,673)	$(6,399)	$11,012	$10,681	$21,693

Results of Operations and Comparison for the Years Ended December 31, 2022 and 2021

General

Net income increased $1.3 million, or 1.8%, during the year ended December 31, 2022, compared to the year ended December 31, 2021. Net income was $75.9 million for the year ended December 31, 2022 compared to $74.6 million for the year ended December 31, 2021. This increase was primarily due to an increase in net interest income of $21.7 million, or 12.2%, and a decrease in income tax expense of $1.5 million, or 7.5%, partially offset by an increase in provision for credit losses on loans and unfunded commitments of $11.9 million, or 207.4%, an increase in non-interest expense of $5.7 million, or 4.5%, and a decrease in non-interest income of $4.2 million, or 10.9%.

Total Interest Income

Total interest income increased $28.3 million, or 14.2%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was due to a $19.5 million increase in interest income on loans and an $8.8 million increase in interest income on investment securities and other interest-earning assets. Interest income on loans increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to higher average rates of interest on loans and higher average loan balances. Interest income from investment securities and other interest-earning assets increased during the year ended December 31, 2022 compared to the year ended December 31, 2021, due to higher average balances of investment securities combined with higher average rates of interest on investment securities and other interest-earning assets.

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

Additionally, the Company’s interest income on loans included accretion of net deferred fees related to Paycheck Protection Program (PPP) loans originated in 2020 and 2021. Net deferred fees recognized in interest income were $502,000 and $5.5 million in the years ended December 31, 2022 and December 31, 2021, respectively.

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

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. The initial floating rate of interest was set at 0.2414%. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements, which were recorded as loan interest income. If one-month USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $941,000 in the year ended December 31, 2022.

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

Interest Expense – Deposits

Interest expense on demand deposits increased $1.9 million due to an increase in average rates from 0.17% during the year ended December 31, 2021, to 0.26% during the year ended December 31, 2022. In addition, interest on demand deposits increased $10,000 due to an increase of $6.0 million in average balances to $2.32 billion in the year ended December 31, 2022, when compared to the year ended December 31, 2021. Interest rates paid on demand deposits increased due to increases in the federal funds rate of interest and other market interest rates during 2022.

Interest expense on time deposits increased $1.2 million due to an increase in average rates of interest from 0.75% during the year ended December 31, 2021, to 0.96% during the year ended December 31, 2022. Partially offsetting that increase, interest expense on time deposits decreased $756,000 due to a decrease in the average balance of time deposits from $1.08 billion during the year ended December 31, 2021, to $891.5 million during the year ended December 31, 2022. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits in the latter half of 2022 generally resulted in the Company paying a higher rate of interest due to market interest rate increases during 2022. The decrease in average balances of time deposits was a result of decreases in retail time deposits obtained through the Company’s banking center network and time deposits obtained through on-line channels. On-line channel time deposits were actively reduced by the Company as other deposit sources increased. The Company reduced its rates on these types of time deposits and allowed these deposits to mature without replacement during 2021 and 2022.

Interest expense on brokered deposits increased $3.3 million, due to an increase in average balances from $84.7 million during the year ended December 31, 2021 to $252.3 million during the year ended December 31, 2022. Interest expense on brokered deposits also increased $1.8 million due to average rates of interest that increased from 1.17% in the year ended December 31, 2021 to 2.44% in the year ended December 31, 2022. Brokered deposits added during 2022 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

Interest Expense - FHLBank Advances, Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2022 and 2021. FHLBank overnight borrowings were utilized in 2022, but were not utilized in 2021.

Interest expense on reverse repurchase agreements increased $290,000 due to an increase in average rates during the year ended December 31, 2022 when compared to the year ended December 31, 2021. The average rate of interest was 0.24% for the year ended December 31, 2022, compared to 0.03% during the year ended December 31, 2021. The average balances of repurchase agreements decreased $11.2 million from $143.8 million in the year ended December 31, 2021, to $132.6 million in the year ended December 31, 2022, resulting in little change in interest expense.

Interest expense on short-term borrowings and other interest-bearing liabilities increased $676,000 due to an increase in average balances from $1.5 million during the year ended December 31, 2021, to $48.5 million during the year ended December 31, 2022, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Most of this increase was due to the utilization of overnight borrowings from the FHLBank. In addition to this increase, interest expense on short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities increased $390,000 due to average rates that increased from 0.02% in the year ended December 31, 2021, to 2.20% in the year ended December 31, 2022.

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

Provision for and Allowance for Credit Losses

During the year ended December 31, 2022, the Company recorded a provision expense of $3.0 million on its portfolio of outstanding loans, compared to a negative provision of $6.7 million for the year ended December 31, 2021. The negative provision for credit losses in 2021 reflected decreased outstanding total loans and continued positive trends in asset quality metrics, combined with an improved economic forecast. In 2021, the national unemployment rate continued to decrease and many measures of economic growth improved. The Company experienced net charge offs of $274,000 for the year ended December 31, 2022 compared to net recoveries of $116,000 for the year ended December 31, 2021. The provision for losses on unfunded commitments for the year ended December 31, 2022 was $3.2 million, compared to $939,000 for the year ended December 31, 2021. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

The Bank’s allowance for credit losses as a percentage of total loans was 1.39% and 1.49% at December 31, 2022 and 2021, respectively.

Non-performing Assets

Non-performing assets at December 31, 2022, were $3.7 million, a decrease of $2.3 million from $6.0 million at December 31, 2021. Non-performing assets as a percentage of total assets were 0.07% at December 31, 2022, compared to 0.11% at December 31, 2021.

Compared to December 31, 2021, non-performing loans decreased $1.7 million to $3.7 million at December 31, 2022, and foreclosed assets decreased $538,000 to $50,000 at December 31, 2022. Non-performing commercial real estate loans were $1.6 million, or 43.0%, of total non-performing loans at December 31, 2022. Nonperforming one-to four-family residential loans were $722,000, or 19.6%, of the total non-performing loans at December 31, 2022. Non-performing commercial business loans were $586,000, or 16.0%, of total non-performing loans at December 31, 2022. Non-performing land development loans were $384,000, or 10.5%, of total nonperforming loans at December 31, 2022. Non-performing consumer loans were $399,000, or 10.9%, of the total non-performing loans at December 31, 2022.

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

At December 31, 2022, the one- to four- family residential category of potential problem loans included 22 loans, one of which was added during the year ended December 31, 2022. The largest relationship in this category totaled $159,000, or 11.8% of the total category. The consumer category of potential problem loans included 26 loans, 17 of which were added during the year ended December 31, 2022.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the year ended December 31, 2022, loans classified as “Watch” decreased $2.0 million, from $30.7 million at December 31, 2021 to $28.7 million at December 31, 2022 primarily due to loans being upgraded out of the “Watch” category, partially offset by loans being downgraded to the “Watch” category. See Note 3 to the accompanying audited financial statements, which are included in Item 8 of this report, for further discussion of the Company’s loan grading system.

Non-Interest Income

Non-interest income for the year ended December 31, 2022 was $34.1 million compared with $38.3 million for the year ended December 31, 2021. The decrease of $4.2 million, or 10.9%, was primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales decreased $6.9 million compared to the prior year. The decrease was due to a decrease in originations of fixed-rate single-family mortgage loans during 2022 compared to 2021. Fixed-rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020 and 2021. As a result of the significant volume of refinance activity in 2022 and 2021, and as market interest rates moved higher beginning in the second quarter of 2022, mortgage refinance volume decreased and fixed rate loan originations and related gains on sales of these loans decreased substantially.

Other income: Other income increased $1.3 million compared to the prior year. In 2022, a gain of $1.0 million was recognized on sales of fixed assets. Also in 2022, the Company recorded a one-time bonus of $500,000 from its card processor for achieving certain benchmarks related to debit card activity.

Overdraft and Insufficient funds fees: Overdraft and Insufficient funds fees increased $1.2 million compared to the prior year. It appears that consumers continued to spend significantly in 2022, but some may have lower account balances as prices for goods and services increased and government stimulus payments received by consumers in 2020 and 2021 were exhausted.

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

The following were key items related to the increase in non-interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

Salaries and employee benefits: Salaries and employee benefits increased $5.0 million from the prior year. A portion of this increase related to normal annual merit increases in various lending and operations areas. In 2022, many of these increases were larger than in previous years due to the employment environment. Also, in the second quarter of 2022, the Company paid a special cash bonus to all employees totaling $1.1 million in response to the rapid and significant increases in prices for many goods and services. In addition, the Phoenix and Charlotte, North Carolina loan offices were opened in 2022, with the operation of these offices adding approximately $727,000 of salaries and benefits expense in the 2022 year.

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

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At December 31, 2023, the Company had commitments of approximately $14.0 million to fund loan originations, $1.21 billion of unused lines of credit and unadvanced loans, and $16.5 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$203,964	$199,182	$175,682	$164,480	$155,831
Secured by real estate (not one- to four-family)	—	—	23,752	22,273	19,512
Not secured by real estate - commercial business	82,435	104,452	91,786	77,411	83,782

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	101,545	100,669	74,501	42,162	48,213
Secured by real estate (not one-to four-family)	719,039	1,444,450	1,092,029	823,106	798,810

Loan commitments not closed
Secured by real estate (one-to four-family)	12,347	16,819	53,529	85,917	69,295
Secured by real estate (not one-to four-family)	48,153	157,645	146,826	45,860	92,434
Not secured by real estate - commercial business	11,763	50,145	12,920	699	—

	$1,179,246	$2,073,362	$1,671,025	$1,261,908	$1,267,877

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2023. Additional information regarding these contractual obligations is discussed further in Notes 6, 8, 9, 10, 11, 12, 13 and 18 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or	Over One to	Over Five
	Less	Five Years	Years	Total

	(In Thousands)

Deposits without a stated maturity	$3,111,978	$—	$—	$3,111,978
Time and brokered certificates of deposit	1,188,266	420,406	1,058	1,609,730
Short-term borrowings	323,453	—	—	323,453
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	74,579	74,579
Operating leases	1,313	4,610	1,899	7,822
Dividends declared but not paid	4,722	—	—	4,722

	$4,629,732	$425,016	$103,310	$5,158,058

The Company’s primary sources of funds are customer deposits, brokered deposits, short-term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities, and funds provided from operations. The Company utilizes various sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds. Since mid-2022, the Company has increased the interest rates it pays on many deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings.

At December 31, 2023 and 2022, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2023	December 31, 2022
Federal Home Loan Bank line	$919.1 million	$1,005.1 million
Federal Reserve Bank line	448.7 million	397.0 million
Cash and cash equivalents	211.3 million	168.5 million
Unpledged securities – Available-for-sale	352.8 million	371.8 million
Unpledged securities – Held-to-maturity	191.7 million	202.5 million

Statements of Cash Flows. During the years ended December 31, 2023, 2022 and 2021, the Company had positive cash flows from operating activities. The Company experienced negative cash flows from investing activities during the years ended December 31, 2023 and 2022, and positive cash flows from investing activities during the year ended December 31, 2021. The Company experienced positive cash flows from financing activities during the years ended December 31, 2023 and 2022, and negative cash flows from financing activities during the year ended December 31, 2021.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, realized gains on the sale of investment securities and loans, depreciation and amortization and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $80.7 million, $84.8 million and $93.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.

During the years ended December 31, 2023, 2022 and 2021, investing activities used cash of $88.2 million, used cash of $819.5 million and provided cash of $181.9 million, respectively, primarily due to the net increases and purchases of loans (2023 and 2022) and investment securities (2022 and 2021), partially offset by cash received from the proceeds of repayments from investment securities in each year. During 2021, investing activities provided cash as net loan repayments exceeded the purchase of loans and investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in short-term borrowings, redemption of subordinated notes, purchases of the Company’s common stock and dividend payments to stockholders. Financing activities provided cash flows of $50.3 million and $186.0 million during the years ended December 31, 2023 and 2022, respectively, primarily due to net increases in customer deposit balances and net increases or decreases in various borrowings, partially offset by dividend payments to stockholders and purchases of the Company’s common stock. Financing activities used cash flows of $122.2 million during the year ended December 31, 2021, as dividend payments to stockholders, redemption of subordinated notes and purchases of the Company’s common stock exceeded the net increase in deposits.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2023, total stockholders’ equity and common stockholders’ equity were each $571.8 million, or 9.8% of total assets, equivalent to a book value of $48.44 per common share. As of December 31, 2022, total stockholders’ equity and common stockholders’ equity were each $533.1 million, or 9.4% of total assets, equivalent to a book value of $43.58 per common share. At December 31, 2023, the Company’s tangible common equity to tangible assets ratio was 9.7%, compared to 9.2% at December 31, 2022. Included in stockholders’ equity at December 31, 2023 and 2022, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $40.5 million and $47.2 million, respectively. This change in net unrealized loss during 2023 primarily resulted from decreasing intermediate-term market interest rates (which generally increased the fair value of investment securities) during the first three months of 2023, followed by increasing intermediate-term market interest rates (which generally decreased the fair value of investment securities) during the period from March 31, 2023 through September 30, 2023. In the three months ended December 31, 2023, intermediate-term market interest rates decreased significantly (which once again generally increased the fair value of investment securities).

In addition, included in stockholders’ equity at December 31, 2023, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $11.1 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At December 31, 2023, the remaining pre-tax amount to be recorded in interest income was $14.4 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at December 31, 2023, were unrealized losses (net of taxes) on the Company’s three outstanding cash flow hedges (three interest rate swaps) totaling $13.0 million. Significant increases in market interest rates since the inception of these hedges have caused their fair values to decrease; however, market interest rates decreased in the three months ended December 31, 2023, causing the fair values of these swaps to increase in that period.

As noted above, total stockholders’ equity increased $38.7 million, from $533.1 million at December 31, 2022 to $571.8 million at December 31, 2023. Stockholders’ equity increased due to the Company recording net income of $67.8 million for the year ended December 31, 2023 and increased by $2.5 million due to stock option exercises during 2023. AOCI (loss) decreased $10.9 million (increase to stockholders’ equity) during the year ended December 31, 2023, primarily due to changes in the market value of available-for-sale securities and changes in the fair value of cash flow hedges. Partially offsetting these increases were repurchases of the Company’s common stock totaling $23.3 million and dividends declared on common stock of $19.1 million.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $23.8 million at December 31, 2023, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes), this would have decreased total stockholder’s equity by $18.0 million at December 31, 2023. This amount was equal to 3.1% of total stockholders’ equity of $571.8 million at that date.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2023, the Bank’s common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.6%. As a result, as of December 31, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2022, the Bank’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 capital ratio was 11.9%, its total capital ratio was 13.1% and its Tier 1 leverage ratio was 11.5%. As a result, as of December 31, 2022, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2023, the Company’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 15.2% and its Tier 1 leverage ratio was 11.0%. On December 31, 2022, the Company’s common equity Tier 1 capital ratio was 10.6%, its Tier 1 capital ratio was 11.0%, its total capital ratio was 13.5% and its Tier 1 leverage ratio was 10.6%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. Both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels at December 31, 2023 and 2022.

Dividends. During the year ended December 31, 2023, the Company declared common stock cash dividends of $1.60 per share (28.5% of net income per common share) and paid common stock cash dividends of $1.60 per share. During the year ended December 31, 2022, the Company declared common stock cash dividends of $1.56 per share (25.9% of net income per common share) and paid common stock cash dividends of $1.52 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of December 31, 2023, was paid to stockholders in January 2024.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the years ended December 31, 2023 and 2022, the Company repurchased 449,622 shares of its common stock at an average price of $51.38 per share and 1,043,804 shares of its common stock at an average price of $59.25 per share, respectively. During the years ended December 31, 2023 and 2022, the Company issued 22,762 shares of stock at an average price of $38.83 per share and 146,601 shares of stock at an average price of $42.69 per share, respectively, to cover stock option exercises.

In December 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. As of December 31, 2023, a total of approximately 728,000 shares remained available in the Company’s stock repurchase authorization.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United State (“GAAP”). These non-GAAP financial measures include the efficiency ratio excluding consulting expense and related contract termination liability and the tangible common equity to tangible assets ratio.

We calculate the efficiency ratio excluding consulting expense and related contract termination liability by subtracting from the non-interest expense component of the ratio the consulting expense and contract termination fee we incurred during 2021 in connection with the evaluation of our core and ancillary software and information technology systems. We had no such expenses or fees during 2022 or 2023. Management believes the efficiency ratio calculated in this manner better reflects our core operating performance and makes this ratio more meaningful when comparing our operating results to different periods.

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

Non-GAAP Reconciliation: Efficiency Ratio Excluding Consulting Expense and Related Contract Termination Liability

	Year Ended
	December 31, 2021
	(Dollars in Thousands)

Reported non-interest expense/ efficiency ratio	$127,635	59.03%
Less: Impact of one-time consulting expense and related contract termination liability	5,318	2.46
Core non-interest expense/ efficiency ratio	$122,317	56.57%

There were no non-GAAP adjustments to the efficiency ratio for years other than 2021.

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2023	2022	2021	2020	2019

	(Dollars In Thousands)

Common equity at period end	$571,829	$533,087	$616,752	$629,741	$603,066
Less: Intangible assets at period end	10,527	10,813	6,081	6,944	8,098
Tangible common equity at period end (a)	$561,302	$522,274	$610,671	$622,797	$594,968

Total assets at period end	$5,812,402	$5,680,702	$5,449,944	$5,526,420	$5,015,072
Less: Intangible assets at period end	10,527	10,813	6,081	6,944	8,098
Tangible assets at period end (b)	$5,801,875	$5,669,889	$5,443,863	$5,519,476	$5,006,974

Tangible common equity to tangible assets (a) / (b)	9.67%	9.21%	11.22%	11.28%	11.88%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2023, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income within the next twelve months, while declining interest rates are expected to have a slightly negative impact on net interest income within the next twelve months. The negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (or their replacement rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates (or their replacement rates) and “prime” interest rates. In the subsequent months we would expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin percentage due to the Federal Fund rate being cut by a total of 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. Since March 2022, market interest rates have increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in the year ended December 31, 2023. As of December 31, 2023, time deposit maturities over the next 12 months are as follows: within three months -- $394 million with a weighted-average rate of 3.82%; within three to six months -- $324 million with a weighted-average rate of 4.32%; and within six to twelve months -- $371 million with a weighted-average rate of 4.08%. Based on time deposit market rates in January 2024, replacement rates for these maturing time deposits are likely to be approximately 4.00-4.50%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023 the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in 2024 to be unlikely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for several months before any rate cuts occur. Great Southern’s loan portfolio includes loans ($1.29 billion at December 31, 2023) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after December 31, 2023. These loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($788.9 million at December 31, 2023) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. These loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($6.7 million at December 31, 2023) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. These loans had interest rate floors at various rates. At December 31, 2023, nearly all of these SOFR and “prime rate” loans had fully indexed rates that were at or above their floor rate and so are expected to move fully if there are future market interest rate increases.

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

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR (now SOFR). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. Due to lower market interest rates, the Company received net interest settlements which were recorded as loan interest income. If USD-SOFR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $300 million with an effective date of March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (now SOFR). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. The initial floating rate of interest was set at 0.24143%. The Company received net interest settlements, which were recorded as loan interest income, to the extent that the fixed rate of interest exceeded one-month USD-SOFR. If the USD-SOFR rate exceeded the fixed rate of interest (as it does currently), the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans.

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

In February 2023, the Company entered into interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of certain of its fixed rate brokered deposits. The total notional amount of the swaps was $95 million with a termination date of February 28, 2025. Under the terms of the swaps, the Company received a fixed rate of interest of 4.65% and paid a floating rate of interest equal to USD-SOFR-COMPOUND plus a spread. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded USD-SOFR-COMPOUND plus the spread, the Company received net interest settlements, which were recorded as a reduction of deposit interest expense. If USD-SOFR-COMPOUND plus the spread exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as interest expense on deposits.

In January 2024, the Company elected to terminate the swaps related to brokered deposits prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company had recorded a market value adjustment to the brokered deposit of $163,000, which will be amortized as a reduction of interest expense from January 2024 through February 2025.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank’s financial instruments at December 31, 2023. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,								December 31,
									2023
	2024	2025	2026	2027	2028	2029-2038	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$108,804	—	—	—	—	—	—	$108,804	$108,804
Weighted average rate	5.35%	—	—	—	—	—	—	5.35%
Available-for-sale debt securities (1)	$1,247	$7,053	$3,007	$19,909	$9,835	$196,806	$240,350	$478,207	$478,207
Weighted average rate	5.87%	4.13%	1.99%	1.48%	3.73%	2.76%	2.74%	2.74%
Held-to-maturity securities (2)	—	—	$523	—	$32,594	$73,839	$88,067	$195,023	$171,193
Weighted average rate	—	—	1.58%	—	3.51%	2.50%	2.42%	2.63%
Adjustable rate loans	$775,311	$595,740	$347,899	$210,012	$56,111	$194,308	$670,565	$2,849,946	$2,764,145
Weighted average rate	8.36%	8.23%	8.18%	8.02%	8.07%	7.03%	3.57%	7.06%
Fixed rate loans	$261,468	$347,537	$422,101	$301,451	$224,795	$223,927	$35,972	$1,817,251	$1,713,626
Weighted average rate	5.00%	4.83%	4.54%	4.63%	5.12%	4.04%	4.53%	4.69%
Federal Home Loan Bank stock and other interest earning assets	$11,590	—	—	—	—	—	$14,723	$26,313	$26,313
Weighted average rate	5.33%	—	—	—	—	—	7.23%	6.39%

Total financial assets	$1,158,420	$950,330	$773,530	$531,372	$323,335	$688,880	$1,049,677	$5,475,544

Financial Liabilities:
Time deposits	$921,485	$19,250	$3,067	$2,394	$948	$1,058	—	$948,202	$948,202
Weighted average rate	3.87%	0.94%	0.69%	0.76%	0.68%	1.51%	—	3.79%
Brokered funds	$266,781	$296,552	$98,195	—	—	—	—	$661,528	$661,528
Weighted average rate	5.28%	5.11%	5.25%	—	—	—	—	5.20%
Interest-bearing demand	$2,216,482	—	—	—	—	—	—	$2,216,482	$2,216,482
Weighted average rate	1.67%	—	—	—	—	—	—	1.67%
Non-interest-bearing demand	$895,496	—	—	—	—	—	—	$895,496	$895,496
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$70,843	—	—	—	—	—	—	$70,843	$70,843
Weighted average rate	1.66%	—	—	—	—	—	—	1.66%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$252,610	—	—	—	—	—	—	$252,610	$252,610
Weighted average rate	5.64%	—	—	—	—	—	—	5.64%
Subordinated notes	—	—	—	—	—	$75,000	—	$75,000	$71,625
Weighted average rate	—	—	—	—	—	5.92%	—	5.92%
Subordinated debentures	—	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	—	7.24%	7.24%

Total financial liabilities	$4,623,697	$315,802	$101,262	$2,394	$948	$76,058	$25,774	$5,145,935
(1)	Available-for-sale debt securities include approximately $420.1 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $188.8 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.

Repricing

	December 31,								December 31,
									2023
	2024	2025	2026	2027	2028	2029-2038	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$108,804	—	—	—	—	—	—	$108,804	$108,804
Weighted average rate	5.35%	—	—	—	—	—	—	5.35%
Available-for-sale debt securities(1)	$1,247	$7,053	$3,007	$19,909	$9,835	$196,806	$240,350	$478,207	$478,207
Weighted average rate	5.87%	4.13%	1.99%	1.48%	3.73%	2.76%	2.74%	2.74%
Held-to-maturity securities (2)	—	—	$532	—	$32,594	$73,839	$88,067	$195,023	$171,193
Weighted average rate	—	—	1.58%	—	3.51%	2.50%	2.42%	2.63%
Adjustable rate loans	$2,223,657	$42,062	$27,934	$63,170	$49,042	$444,081	—	$2,849,946	$2,764,145
Weighted average rate	8.00%	3.93%	3.33%	3.79%	3.99%	3.72%	—	7.06%
Fixed rate loans	$261,468	$347,537	$422,101	$301,451	$224,795	$223,927	$35,972	$1,817,251	$1,713,626
Weighted average rate	5.00%	4.83%	4.54%	4.63%	5.12%	4.04%	4.53%	4.69%
Federal Home Loan Bank stock and other interest earning assets	$26,313	—	—	—	—	—	—	$26,313	$26,313
Weighted average rate	6.39%	—	—	—	—	—	—	64.39%

Total financial assets	$2,621,489	$396,652	$453,565	$384,530	$316,266	$938,653	$364,389	$5,475,544

Financial Liabilities:
Time deposits	$921,485	$19,250	$3,067	$2,394	$948	$1,058	—	$948,202	$948,202
Weighted average rate	3.87%	0.94%	0.69%	0.76%	0.68%	1.51%	—	3.79%
Brokered funds	$466,781	$146,552	$48,195	—	—	—	—	$661,528	$661,528
Weighted average rate	5.42%	4.59%	4.90%	—	—	—	—	5.20%
Interest-bearing demand	$2,216,482	—	—	—	—	—	—	$2,216,482	$2,216,482
Weighted average rate	1.67%	—	—	—	—	—	—	1.67%
Non-interest-bearing demand (3)	—	—	—	—	—	—	$895,496	$895,496	$895,496
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$70,843	—	—	—	—	—	—	$70,843	$70,843
Weighted average rate	1.66%	—	—	—	—	—	—	1.66%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$252,610	—	—	—	—	—	—	$252,610	$252,610
Weighted average rate	5.64%	—	—	—	—	—	—	5.64%
Subordinated notes	—	$75,000	—	—	—	—	—	$75,000	$71,625
Weighted average rate	—	5.92%	—	—	—	—	—	5.92%
Subordinated debentures	$25,774	—	—	—	—	—	—	$25,774	$25,774
Weighted average rate	7.24%	—	—	—	—	—	—	7.24%

Total financial liabilities	$3,953,975	$240,802	$51,262	$2,394	$948	$1,058	$895,496	$5,145,935

Periodic repricing GAP	$(1,332,486)	$155,850	$402,303	$382,136	$315,318	$937,595	$(531,107)	$329,609

Cumulative repricing GAP	$(1,332,486)	$(1,176,636)	$(774,333)	$(392,197)	$(76,879)	$860,716	$329,609
(1)	Available-for-sale debt securities include approximately $420.1 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $188.8 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(3)	Non-interest-bearing demand deposits are included in this table in the column labeled “Thereafter” since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2024, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans

The Company’s loan portfolio totaled $4.7 billion as of December 31, 2023, and the allowance for credit losses (ACL) on loans was $64.7 million.

The ACL on loans as defined by Topic 326 is an estimate of lifetime expected credit losses on loans. The ACL on loans is measured on a collective basis based on pools of loans with similar risk characteristics. Average historical loss rates over a defined lookback period are analyzed for the segmented loan pools, and adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions and reasonable and supportable forecasts. Qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk are considered in determining the adequacy of the level of the ACL on loans. The Company discloses that this determination involves a high degree of judgment and complexity and is inherently subjective.

We identified the valuation of the ACL on loans as a critical audit matter. Auditing the ACL on loans involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specifically identified losses on individually evaluated loans, and assessing the appropriateness of loan credit ratings.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the ACL on loans;
●	Testing the design and operating effectiveness of controls, including those related to technology, over the ACL on loans including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings, and risk classification of loans and establishment of specific reserves on individually evaluated loans, and management’s review and disclosure controls over the ACL on loans;
●	Testing of completeness and accuracy of the information utilized in the ACL on loans;
●	Testing the mathematical accuracy of the calculation of the ACL on loans;
●	Evaluating the qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of significant assumptions;
●	Testing the loan review function and evaluating the accuracy of loan credit ratings;
●	Evaluating the reasonableness of specific allowances on individually evaluated loans;
●	Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;
●	Evaluating the disclosures in the consolidated financial statements.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 1975.

Springfield, Missouri

March 11, 2024

Great Southern Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2023 and 2022

(In Thousands, Except Per Share Data)

	2023	2022
Assets
Cash	$102,529	$105,262
Interest-bearing deposits in other financial institutions	108,804	63,258
Cash and cash equivalents	211,333	168,520

Available-for-sale securities	478,207	490,592
Held-to-maturity securities	195,023	202,495
Mortgage loans held for sale	5,849	4,811
Loans receivable, net of allowance for credit losses of $64,670 and $63,480 at December 31, 2023 and 2022, respectively	4,589,620	4,506,836
Interest receivable	21,206	19,107
Prepaid expenses and other assets	106,225	69,461
Other real estate owned and repossessions, net	23	233
Premises and equipment, net	138,591	141,070
Goodwill and other intangible assets	10,527	10,813
Federal Home Loan Bank stock and other interest-earning assets	26,313	30,814
Current and deferred income taxes	29,485	35,950
Total assets	$5,812,402	$5,680,702

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$4,721,708	$4,684,910
Securities sold under reverse repurchase agreements with customers	70,843	176,843
Short-term borrowings and other interest-bearing liabilities	252,610	89,583
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,579	74,281
Accrued interest payable	6,225	3,010
Advances from borrowers for taxes and insurance	4,946	6,590
Accrued expenses and other liabilities	76,401	73,808
Liability for unfunded commitments	7,487	12,816
Total liabilities	5,240,573	5,147,615

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2023 and 2022 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2023 – 11,804,430 shares, 2022 –12,231,290 shares	118	122
Additional paid-in capital	44,320	42,445
Retained earnings	569,872	543,875
Accumulated other comprehensive income (loss), net of income taxes of $(14,211) and $(17,948) at December 31, 2023 and 2022, respectively	(42,481)	(53,355)
Total stockholders’ equity	571,829	533,087
Total liabilities and stockholders’ equity	$5,812,402	$5,680,702

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2023, 2022 and 2021

(In Thousands, Except Per Share Data)

	2023	2022	2021
Interest Income
Loans	$271,952	$205,751	$186,269
Investment securities and other	24,883	21,226	12,404
	296,835	226,977	198,673
Interest Expense
Deposits	88,757	20,676	13,102
Securities sold under reverse repurchase agreements	1,205	324	37
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	7,500	1,066	—
Subordinated debentures issued to capital trust	1,736	875	448
Subordinated notes	4,422	4,422	7,165
	103,620	27,363	20,752

Net Interest Income	193,215	199,614	177,921
Provision (Credit) for Credit Losses on Loans	2,250	3,000	(6,700)
Provision (Credit) for Unfunded Commitments	(5,329)	3,187	939
Net Interest Income After Provision (Credit) for Credit Losses and Provision (Credit) for Unfunded Commitments	196,294	193,427	183,682

Non-interest Income
Commissions	1,153	1,208	1,263
Overdraft and insufficient funds fees	7,617	7,872	6,686
Point-of-sale and ATM fee income and service charges	14,346	15,705	15,029
Net gain on loan sales	2,354	2,584	9,463
Net realized loss on sales of available-for-sale securities	—	(130)	—
Late charges and fees on loans	786	1,182	1,434
Gain (loss) on derivative interest rate products	(337)	321	312
Other income	4,154	5,399	4,130
	30,073	34,141	38,317

Non-interest Expense
Salaries and employee benefits	78,521	75,300	70,290
Net occupancy and equipment expense	30,834	28,471	29,163
Postage	3,590	3,379	3,164
Insurance	4,542	3,197	3,061
Advertising	3,396	3,261	3,072
Office supplies and printing	1,057	867	848
Telephone	2,730	3,170	3,458
Legal, audit and other professional fees	7,086	6,330	6,555
Expense on other real estate and repossessions	311	359	627
Acquired intangible asset amortization	286	768	863
Other operating expenses	8,670	8,264	6,534
	141,023	133,366	127,635

Income Before Income Taxes	85,344	94,202	94,364
Provision for Income Taxes	17,544	18,254	19,737
Net Income	$67,800	$75,948	$74,627

Earnings Per Common Share
Basic	$5.65	$6.07	$5.50
Diluted	$5.61	$6.02	$5.46

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2023, 2022 and 2021

(In Thousands)

	2023	2022	2021
Net Income	$67,800	$75,948	$74,627

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $2,199, $(18,106) and $(4,171) for 2023, 2022 and 2021, respectively	6,738	(56,448)	(14,121)

Unrealized loss (gain) on securities transferred to held-to-maturity, net of taxes (credit) of $(45), $29 and $-0- for 2023, 2022 and 2021, respectively	(138)	89	—

Less: reclassification adjustment for loss included in net income, net of taxes (credit) of $-0-, $32 and $-0- for 2023, 2022 and 2021, respectively	—	98	—

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,855), $(1,852) and $(1,852), for 2023, 2022, and 2021, respectively	(6,267)	(6,271)	(6,271)

Change in value of active cash flow hedges, net of taxes (credit) of $3,441, $(7,695) and $-0- for 2023, 2022 and 2021, respectively	10,541	(23,582)	—

Other comprehensive income (loss)	10,874	(86,114)	(20,392)

Comprehensive Income (Loss)	$78,674	$(10,166)	$54,235

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

(In Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2021	$138	$35,004	$541,448	$53,151	$—	$629,741
Net income	—	—	74,627	—	—	74,627
Stock issued under Stock Option Plan	—	3,310	—	—	1,615	4,925
Common cash dividends declared [1]	—	—	(18,851)	—	—	(18,851)
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Purchase of the Company’s common stock	—	—	—	—	(39,123)	(39,123)
Other comprehensive loss	—	—	—	(20,392)	—	(20,392)
Reclassification of treasury stock per Maryland law	(7)	—	(37,501)	—	37,508	—

Balance, December 31, 2021	131	38,314	545,548	32,759	—	616,752

Net income	—	—	75,948	—	—	75,948
Stock issued under Stock Option Plan	—	4,131	—	—	3,564	7,695
Common cash dividends declared [2]	—	—	(19,347)	—	—	(19,347)
Purchase of the Company’s common stock	—	—	—	—	(61,847)	(61,847)
Other comprehensive loss	—	—	—	(86,114)	—	(86,114)
Reclassification of treasury stock per Maryland law	(9)	—	(58,274)	—	58,283	—

Balance, December 31, 2022	122	42,445	543,875	(53,355)	—	533,087

Net income	—	—	67,800	—	—	67,800
Stock issued under Stock Option Plan	—	1,875	—	—	630	2,505
Common cash dividends declared [3]	—	—	(19,111)	—	—	(19,111)
Purchase of the Company’s common stock	—	—	—	—	(23,326)	(23,326)
Other comprehensive income	—	—	—	10,874	—	10,874
Reclassification of treasury stock per Maryland law	(4)	—	(22,692)	—	22,696	—

Balance, December 31, 2023	$118	$44,320	$569,872	$(42,481)	$—	$571,829

[1]          $1.40 per share total dividends.

[2]          $1.56 per share total dividends.

[3]          $1.60 per share total dividends.

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(In Thousands)

	2023	2022	2021

Operating Activities
Net income	$67,800	$75,948	$74,627
Proceeds from sales of loans held for sale	157,213	103,347	351,391
Originations of loans held for sale	(155,995)	(95,007)	(332,289)
Items not requiring (providing) cash
Depreciation	8,723	8,498	9,555
Amortization	589	1,179	1,583
Compensation expense for stock option grants	1,621	1,437	1,225
Provision (credit) for credit losses	2,250	3,000	(6,700)
Provision (credit) for unfunded commitments	(5,329)	3,187	939
Net gain on loan sales	(2,354)	(2,584)	(9,463)
Net realized (gain) loss on available-for-sale securities	—	130	—
Loss (gain) on sale of premises and equipment	26	(1,023)	(1)
Loss (gain) on sale/write-down of other real estate and repossessions	39	(126)	(71)
Accretion of deferred income, premiums, discounts and other	(13,774)	(15,842)	(18,385)
Loss (gain) on derivative interest rate products	337	(321)	(312)
Deferred income taxes	2,985	2,485	3,712
Changes in
Interest receivable	(2,099)	(8,402)	2,088
Prepaid expenses and other assets	(4,543)	2,141	20,146
Accrued expenses and other liabilities	23,470	5,637	(2,495)
Income taxes refundable/payable	(259)	1,162	(1,808)
Net cash provided by operating activities	80,700	84,846	93,742

Investing Activities
Net change in loans	(79,096)	(134,344)	448,599
Purchase of loans	(400)	(361,817)	(152,797)
Purchase of premises and equipment	(7,300)	(20,110)	(5,739)
Proceeds from sale of premises and equipment	254	3,980	586
Proceeds from sale of other real estate and repossessions	313	2,351	2,230
Proceeds from sale of available-for-sale securities	—	18,375	—
Proceeds from repayments of held-to-maturity securities	7,228	23,821	—
Proceeds from maturities, calls and repayments of available-for-sale securities	26,888	51,348	72,149
Purchase of available-for-sale securities	(5,436)	(360,725)	(177,466)
Investment in tax credit partnerships	(35,160)	(18,266)	(8,766)
Redemption (purchase) of Federal Home Loan Bank stock and other interest-earning assets	4,501	(24,159)	3,151
Net cash provided by (used in) investing activities	(88,208)	(819,546)	181,947

Financing Activities
Net increase (decrease) in certificates of deposit	26,806	321,718	(429,723)
Net increase (decrease) in checking and savings accounts	9,856	(188,909)	464,921
Net increase (decrease) in short‑term borrowings and other interest-bearing liabilities	57,027	127,471	(26,737)
Advances from (to) borrowers for taxes and insurance	(1,644)	443	(1,389)
Redemption of subordinated notes	—	—	(75,000)
Purchase of the company’s common stock	(23,326)	(61,847)	(39,123)
Dividends paid	(19,282)	(19,181)	(18,800)
Stock options exercised	884	6,258	3,700
Net cash provided by (used in) financing activities	50,321	185,953	(122,151)

Increase (Decrease) in Cash and Cash Equivalents	42,813	(548,747)	153,538
Cash and Cash Equivalents, Beginning of Year	168,520	717,267	563,729
Cash and Cash Equivalents, End of Year	$211,333	$168,520	$717,267

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

For acquired loans not acquired in conjunction with an FDIC-assisted transaction that were not considered to be purchased credit-impaired loans, the Company evaluated those loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method. These loans are not considered impaired loans. The Company’s historical acquisitions all occurred under previous US GAAP prior to the Company’s adoption of ASU 2016-13. The Company evaluated purchased credit-impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected were considered to be credit impaired. Evidence of credit quality deterioration as of the purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages. Acquired credit-impaired loans that are accounted for under the accounting guidance for loans acquired with deteriorated credit quality are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. At the date of CECL adoption, the Company did not reassess whether purchased credit impaired (PCI) loans met the criteria of purchased with credit deterioration (PCD) loans.

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

The calculated amounts of the right of use assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew for an extended term in the calculation of the right of use asset and lease liability. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized is the FHLBank borrowing rate for the term corresponding to the expected term of the lease.

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

No material asset impairment was recognized during the years ended December 31, 2023, 2022 and 2021.

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

Deposit intangible assets are amortized on the straight-line basis generally over a period of seven years. Arena naming rights intangible assets are being amortized on the straight-line basis generally over a period of fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value.

A summary of goodwill and intangible assets is as follows:

	December 31,
	2023	2022

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Fifth Third Bank (January 2016)	—	53
Arena Naming Rights (April 2022)	5,131	5,364
	5,131	5,417
	$10,527	$10,813

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

Earnings Per Common Share

Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each year. Diluted earnings per common share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the year.

Earnings per common share (EPS) were computed as follows:

	2023	2022	2021

	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$67,800	$75,948	$74,627

Average common shares outstanding	11,992	12,516	13,558

Average common share stock options outstanding	88	91	116

Average diluted common shares	12,080	12,607	13,674

Earnings per common share – basic	$5.65	$6.07	$5.50

Earnings per common share – diluted	$5.61	$6.02	$5.46

Options outstanding at December 31, 2023, 2022 and 2021, to purchase 749,833, 559,484 and 383,338 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 20. In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method. For the years ended December 31, 2023, 2022 and 2021, share-based compensation expense totaling $1.6 million, $1.4 million and $1.2 million, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2023, nearly all of the interest-bearing deposits were uninsured and held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2023 and 2022, no valuation allowance was established.

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. Currently, the Company does not have a material amount of tax credit structures, other than low-income housing tax credit structures. ASU 2023-02 became effective for the Company on January 1, 2024. The early adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 implements a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, expands certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply Topic 280 in its entirety and permits more than one measure of segment profit or loss to be reported under certain conditions. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the requirements of the expanded segment disclosures but does not currently expect the additional disclosures to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. While the Company is currently assessing the impact applying this standard will have on its income tax disclosures, the adoption of ASU 2023-09 is currently not expected to have a material impact on the Company’s consolidated financial statements.

Correction of an Immaterial Error in Prior Period Financial Statements

Certain prior period amounts in the Consolidated Statements of Cash Flows have been corrected as discussed below. No other financial statements or notes thereto were impacted by these corrections.

The Company has corrected its 2022 and 2021 Consolidated Statements of Cash Flows presentation within this Annual Report on Form 10-K for an error in classification within the operating activities section of the statements of cash flows regarding amortization of terminated hedging transactions and for an error in classification regarding investments in tax credit partnerships between the operating activities and investing activities sections of the statements of cash flows.

For the item related to the terminated hedging transactions, the Company is now including the amortization from accumulated other comprehensive income and related deferred taxes recognized in interest income as an item not providing cash in accretion of deferred income, premiums, discounts and other. This was previously included in net changes in prepaid expenses and other assets. For the item related to investments in tax credit partnerships, the Company is now including the amounts invested as an item using cash in the investing activities section. This was previously included in net changes in prepaid expenses and other assets in the operating activities section.

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its statements of cash flows are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Stockholders’ Equity, or notes to these financial statements, for any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the years ended December 31, 2022 and 2021 in this Annual Report on Form 10-K.

A summary of corrections reflecting the prior period impacts to the Company’s Consolidated Statements of Cash Flows are shown below (in thousands of dollars):

	For the Year Ended December 31, 2022
	As Previously
	Presented	Net Change	As Corrected

Operating Activities
Accretion of deferred income, premiums, discounts and other	$(7,719)	$(8,123)	$(15,842)
Prepaid expenses and other assets	(24,248)	26,389	2,141
Net cash provided by operating activities	66,580	18,266	84,846

Investing Activities
Investment in tax credit partnerships	—	(18,266)	(18,266)
Net cash used in investing activities	(801,280)	(18,266)	(819,546)

	For the Year Ended December 31, 2021
	As Previously
	Presented	Net Change	As Corrected

Operating Activities
Accretion of deferred income, premiums, discounts and other	$(10,262)	$(8,123)	$(18,385)
Prepaid expenses and other assets	3,257	16,889	20,146
Net cash provided by operating activities	84,976	8,766	93,742

Investing Activities
Investment in tax credit partnerships	—	(8,766)	(8,766)
Net cash provided by investing activities	190,713	(8,766)	181,947

Reclassifications

Prior period consolidated financial statements are reclassified whenever necessary to conform to the current period presentation.

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

During the three months ended March 31, 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gross gains were $1.0 million; $775,000 (net of income taxes) remained in accumulated other comprehensive income are being amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer. As of December 31, 2023, the net unrealized gross losses remaining were $65,000; net of income taxes, these unrealized losses were $49,000.

The amortized cost and fair values of securities were as follows:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141
	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446
	$202,377	$118	$202,495	$—	$24,730	$177,765

At December 31, 2023, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $190.9 million, FHLMC securities totaling $86.4 million and GNMA securities totaling $2.9 million. At December 31, 2022, available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $196.4 million, FHLMC securities totaling $90.1 million and GNMA securities totaling $78.5 million. At December 31, 2023 and 2022, all of the Company’s agency mortgage-backed securities totaled $280.2 million and $286.5 million, respectively, and had fixed rates of interest.

At December 31, 2023, the Company’s available-for-sale agency collateralized mortgage-backed securities portfolio consisted of FNMA securities totaling $4.1 million, FHLMC securities totaling $66.5 million and GNMA securities totaling $5.3 million. At December 31, 2022, available-for-sale agency collateralized mortgage-backed securities portfolio consisted of FNMA securities totaling $3.9 million, FHLMC securities totaling $67.8 million and GNMA securities totaling $6.7 million. At December 31, 2023 and 2022, all of the Company’s agency collateralized mortgage-backed securities totaled $75.9 million and $78.4 million, respectively, and had fixed rates of interest.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	245	245	—	—
After four through five years	952	981	—	—
After five through fifteen years	9,682	9,634	3,247	2,986
After fifteen years	48,262	47,277	2,942	2,721
Securities not due on a single maturity date	472,751	420,070	188,834	165,486
	$531,892	$478,207	$195,023	$171,193

The amortized cost and fair values of securities pledged as collateral were as follows at December 31, 2023 and 2022:

	2023		2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)

Public deposits	$17,412	$15,225	$15,402	$13,489
Collateralized borrowing accounts	123,220	109,660	210,330	186,170
Other	3,815	3,507	4,018	3,764
	$144,447	$128,392	$229,750	$203,423

Available-for-sale investments in debt securities are reported in the financial statements at their fair value, which was $478.2 million and $490.6 million at December 31, 2023 and 2022, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2023 and 2022, was $456.9 million and $472.0 million, respectively, which is approximately 95.5% and 96.2%, respectively, of the Company’s available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost, which was $195.0 million and $202.5 million at December 31, 2023 and 2022, respectively. Total fair value of these investments at December 31, 2023 and 2022 was approximately $171.2 million and $177.8 million, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2023 and 2022, was $171.2 million and $177.8 million, which is 100.0% of the Company’s held-to-maturity investment portfolio. Held -to-maturity investment securities are evaluated for potential losses under ASU 2016-13.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
Small Business Administration securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
States and political subdivisions securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

	2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
Small Business Administration securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
States and political subdivisions securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)
	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)
	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

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

Note 3:      Loans and Allowance for Credit Losses

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. The Company adopted ASC 326 using the modified retrospective method for loans and off-balance sheet credit exposures. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses on loans of $11.6 million. This adjustment brought the balance of the allowance for credit losses on loans to $67.3 million as of January 1, 2021. In addition, the Company recorded an $8.7 million liability for unfunded commitments as of January 1, 2021. The after-tax effect decreased retained earnings by $14.2 million. The adjustment was based upon the Company’s analysis of then-current conditions, assumptions and economic forecasts at January 1, 2021.

Classes of loans at December 31, 2023 and 2022, included:

	December 31,	December 31,
	2023	2022

	(In Thousands)
One- to four-family residential construction	$29,628	$33,849
Subdivision construction	23,359	32,067
Land development	48,015	41,613
Commercial construction	703,407	757,690
Owner occupied one- to four-family residential	769,260	778,533
Non-owner occupied one- to four-family residential	121,275	124,870
Commercial real estate	1,521,032	1,530,663
Other residential	942,071	781,761
Commercial business	318,050	293,228
Industrial revenue bonds	12,047	12,852
Consumer auto	28,343	37,281
Consumer other	28,978	33,732
Home equity lines of credit	115,883	123,242
	4,661,348	4,581,381
Allowance for credit losses	(64,670)	(63,480)
Deferred loan fees and gains, net	(7,058)	(11,065)
	$4,589,620	$4,506,836

Classes of loans by aging were as follows as of the dates indicated:

	December 31, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$29,628	$29,628	$—
Subdivision construction	—	—	—	—	23,359	23,359	—
Land development	—	—	384	384	47,631	48,015	—
Commercial construction	—	—	—	—	703,407	703,407	—
Owner occupied one- to four- family residential	2,778	125	722	3,625	765,635	769,260	—
Non-owner occupied one- to four-family residential	—	—	—	—	121,275	121,275	—
Commercial real estate	187	92	10,552	10,831	1,510,201	1,521,032	—
Other residential	9,572	—	—	9,572	932,499	942,071	—
Commercial business	—	—	31	31	318,019	318,050	—
Industrial revenue bonds	—	—	—	—	12,047	12,047	—
Consumer auto	116	65	8	189	28,154	28,343	—
Consumer other	137	—	42	179	28,799	28,978	—
Home equity lines of credit	335	26	9	370	115,513	115,883	—

Total	$13,125	$308	$11,748	$25,181	$4,636,167	$4,661,348	$—

	December 31, 2022
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$33,849	$33,849	$—
Subdivision construction	—	—	—	—	32,067	32,067	—
Land development	—	—	384	384	41,229	41,613	—
Commercial construction	—	—	—	—	757,690	757,690	—
Owner occupied one- to four- family residential	2,568	462	722	3,752	774,781	778,533	—
Non-owner occupied one- to four-family residential	—	63	—	63	124,807	124,870	—
Commercial real estate	196	—	1,579	1,775	1,528,888	1,530,663	—
Other residential	—	—	—	—	781,761	781,761	—
Commercial business	8	—	586	594	292,634	293,228	—
Industrial revenue bonds	—	—	—	—	12,852	12,852	—
Consumer auto	100	34	14	148	37,133	37,281	—
Consumer other	288	114	111	513	33,219	33,732	—
Home equity lines of credit	234	38	274	546	122,696	123,242	—

Total	$3,394	$711	$3,670	$7,775	$4,573,606	$4,581,381	$—

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

Non-accruing loans are summarized as follows:

	December 31,	December 31,
	2023	2022

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	384
Commercial construction	—	—
Owner occupied one- to four-family residential	722	722
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	10,552	1,579
Other residential	—	—
Commercial business	31	586
Industrial revenue bonds	—	—
Consumer auto	8	14
Consumer other	42	111
Home equity lines of credit	9	274
Total non-accruing loans	$11,748	$3,670

No interest income was recorded on these loans for the years ended December 31, 2023 and 2022, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of December 31, 2023 had an amortized cost of $792,000. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022 and 2021. On January 1, 2021, the Company adopted the CECL methodology, which added $11.6 million to the total Allowance for Credit Loss, including $1.9 million of remaining discount on loans that were previously accounted for as PCI.

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)

Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	(1,390)	1,260	930	(27)	1,909	(432)	2,250
Losses charged off	(31)	—	—	—	(1,037)	(1,754)	(2,822)
Recoveries	70	—	145	6	241	1,300	1,762
Balance, December 31, 2023	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670

Allowance for credit losses
Balance, December 31, 2021	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	1,652	1,498	(1,465)	152	1,491	(328)	3,000
Losses charged off	(40)	—	(44)	(84)	(51)	(1,950)	(2,169)
Recoveries	195	110	1	—	240	1,349	1,895
Balance, December 31, 2022	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480

Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338
Provision (credit) charged to expense	—	(4,797)	(2,478)	575	—	—	(6,700)
Losses charged off	(190)	—	(142)	(154)	(81)	(2,054)	(2,621)
Recoveries	485	92	48	20	334	1,758	2,737
Balance, December 31, 2021	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the years ended December 31, 2023, 2022 and 2021. On January 1, 2021, the Company adopted the CECL methodology, which created an $8.7 million allowance for unfunded commitments.

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	(30)	(4,618)	203	(61)	(775)	(48)	(5,329)
Balance, December 31, 2023	$706	$4,006	$619	$741	$959	$456	$7,487

Allowance for unfunded commitments
Balance, December 31, 2021	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	49	2,921	49	(106)	152	122	3,187
Balance, December 31, 2022	$736	$8,624	$416	$802	$1,734	$504	$12,816

Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690
Provision (credit) charged to expense	(230)	476	13	(2)	647	35	939
Balance, December 31, 2021	$687	$5,703	$367	$908	$1,582	$382	$9,629

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 3 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2023 and 2022, was 6.25% and 5.54%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans serviced for others at December 31, 2023, was $439.9 million, consisting of $334.6 million of commercial loan participations sold to other financial institutions and $105.3 million of residential mortgage loans sold. The unpaid principal balance of loans serviced for others at December 31, 2022, was $540.2 million, consisting of $422.3 million of commercial loan participations sold to other financial institutions and $117.9 million of residential mortgage loans sold. In addition, available lines of credit on these loans were $123.6 million and $104.1 million at December 31, 2023 and 2022, respectively.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans at the dates indicated:

December 31, 2023
	Principal	Specific
	Balance	Allowance

(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	—
Commercial construction	—	—
Owner occupied one- to four-family residential	691	29
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	10,548	1,200
Other residential	7,162	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	—	—

Total	$18,785	$1,229

	December 31, 2022
	Principal	Specific
	Balance	Allowance

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,637	40
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	1,571	—
Other residential	—	—
Commercial business	586	125
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	160	80
Home equity lines of credit	135	—

Total	$4,473	$245

For loans that were non-accruing, interest of approximately $509,000, $292,000 and $432,000 would have been recognized on an accrual basis during the years ended December 31, 2023, 2022 and 2021, respectively.

Modified Loans. As indicated in Note 1, in March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring (TDR) recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 became effective for the Company on January 1, 2023.

Adoption of this ASU did not have a material impact on the Company’s results of operations, financial position or liquidity, but resulted in additional disclosure requirements related to gross charge offs by vintage year and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Company has adopted this update prospectively.

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

The estimate of lifetime expected losses utilized in the allowance for credit losses model is developed using average historical loss on loans with similar risk characteristics, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a change to the allowance for credit losses is generally not recorded upon modification. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans. If collection efforts have begun and the modified loan is subsequently deemed collateral-dependent, the loan is placed on non-accrual status and the allowance for credit losses is determined based on an individual evaluation. If necessary, the loan is charged down to fair market value less estimated sales costs.

The following table shows the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the year ended December 31, 2023. Each of the types of concessions granted comprised 2% or less of their respective classes of loan portfolios at December 31, 2023. During the year ended December 31, 2023, principal forgiveness of $563,000 was completed on commercial business loans and consumer loans.

	Year Ended December 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,553	$1,553
One- to four-family residential	—	—	—	—
Other residential	—	2,750	—	2,750
Commercial real estate	—	77	20,365	20,442
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,834	$21,918	$24,757

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance (under modified terms) at December 31, 2023 of loans that were modified during the year ended December 31, 2023:

	December 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,553	$—	$—	$1,553
One- to four-family residential	—	—	—	—
Other residential	2,750	—	—	2,750
Commercial real estate	12,384	—	8,058	20,442
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,699	$—	$8,058	$24,757

TDRs by class are presented below as of December 31, 2022.

	December 31, 2022
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)

Construction and land development	—	$—	—	$—	—	$—
One- to four-family residential	13	1,028	3	98	16	1,126
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	2	1,571	2	1,571
Commercial business	—	—	—	—	—	—
Consumer	13	210	5	42	18	252
	26	$1,238	10	$1,711	36	$2,949

The following tables present newly restructured loans during the years ended December 31, 2022 and 2021 by type of modification:

	2022
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Residential one-to-four family	$—	$—	$32	$32
Commercial real estate	—	—	247	247
Commercial business	—	—	—	—
Consumer	—	4	3	7

	$—	$4	$282	$286

	2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Residential one-to-four family	$31	$202	$134	$367
Commercial real estate	1,768	—	—	1,768
Commercial business	—	—	—	—
Consumer	—	259	11	270

	$1,799	$461	$145	$2,405

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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2023 and 2022.

	Term Loans by Origination Year
							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$12,528	$9,878	$41	$—	$—	$—	$7,181	$29,628
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	12,528	9,878	41	—	—	—	7,181	29,628
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	532	1,022	21,333	43	64	365	—	23,359
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	532	1,022	21,333	43	64	365	—	23,359
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	14,860	12,564	5,658	3,682	5,458	4,531	878	47,631
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	14,860	12,564	5,658	3,682	5,458	4,531	1,262	48,015
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	60,895	422,727	203,918	15,867	—	—	—	703,407
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	60,895	422,727	203,918	15,867	—	—	—	703,407
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	66,733	330,489	203,781	108,232	60,288	118,570	483	888,576
Watch (5)	—	—	—	—	171	862	46	1,079
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	543	148	—	189	—	880
Total	66,733	330,489	204,324	108,380	60,459	119,621	529	890,535
Current Period Gross Charge Offs	—	—	—	—	—	11	20	31

Other residential
Satisfactory (1-4)	18,795	108,389	391,516	180,916	108,173	111,462	3,335	922,586
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	12,322	—	12,322
Classified (7-9)	—	—	—	—	—	7,163	—	7,163
Total	18,795	108,389	391,516	180,916	108,173	130,947	3,335	942,071
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	53,158	284,738	237,822	103,393	161,680	624,515	35,276	1,500,582
Watch (5)	—	—	—	—	154	5,348	—	5,502
Special Mention (6)	—	—	—	—	—	4,396	—	4,396
Classified (7-9)	—	—	—	—	—	10,552	—	10,552
Total	53,158	284,738	237,822	103,393	161,834	644,811	35,276	1,521,032
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	58,551	92,224	30,361	15,371	10,043	55,044	57,177	318,771
Watch (5)	—	—	—	—	—	1,369	—	1,369
Special Mention (6)	—	1,186	3,840	—	—	—	4,900	9,926
Classified (7-9)	—	—	4	27	—	—	—	31
Total	58,551	93,410	34,205	15,398	10,043	56,413	62,077	330,097
Current Period Gross Charge Offs	—	7	—	—	—	1,030	—	1,037

Consumer
Satisfactory (1-4)	16,629	12,010	6,163	2,811	828	12,089	122,166	172,696
Watch (5)	—	3	21	6	3	201	154	388
Special Mention (6)	—	—	—	—	—	—	8	8
Classified (7-9)	—	42	12	—	—	49	9	112
Total	16,629	12,055	6,196	2,817	831	12,339	122,337	173,204
Current Period Gross Charge Offs	4	135	24	3	18	1,493	97	1,754

Combined
Satisfactory (1-4)	302,681	1,274,041	1,100,593	430,315	346,534	926,576	226,496	4,607,236
Watch (5)	—	3	21	6	328	7,780	200	8,338
Special Mention (6)	—	1,186	3,840	—	—	16,718	4,908	26,652
Classified (7-9)	—	42	559	175	—	17,953	393	19,122
Total	$302,681	$1,275,272	$1,105,013	$430,496	$346,862	$969,027	$231,997	$4,661,348
Current Period Gross Charge Offs	$4	$142	$24	$3	$18	$2,534	$97	$2,822

	Term Loans by Origination Year
							Revolving
	2022	2021	2020	2019	2018	Prior	Loans	Total

	(In Thousands)

One- to four-family residential construction
Satisfactory (1-4)	$21,885	$7,265	$1,391	$—	$—	$—	$3,308	$33,849
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	21,885	7,265	1,391	—	—	—	3,308	33,849
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	4,478	25,864	800	203	134	588	—	32,067
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,478	25,864	800	203	134	588	—	32,067
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	16,746	6,914	4,866	7,338	762	3,990	613	41,229
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	16,746	6,914	4,866	7,338	762	3,990	997	41,613
Current Period Gross Charge Offs	—	—	—	—	—	—	84	84

Other construction
Satisfactory (1-4)	113,512	446,125	176,340	21,713	—	—	—	757,690
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	113,512	446,125	176,340	21,713	—	—	—	757,690
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	340,886	219,504	128,509	73,162	39,685	97,236	687	899,669
Watch (5)	—	—	—	179	88	1,341	57	1,665
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	158	—	—	1,832	79	2,069
Total	340,886	219,504	128,667	73,341	39,773	100,409	823	903,403
Current Period Gross Charge Offs	—	—	—	—	—	39	1	40

Other residential
Satisfactory (1-4)	83,822	133,648	168,232	142,630	122,614	123,538	3,939	778,423
Watch (5)	—	—	—	—	—	3,338	—	3,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	83,822	133,648	168,232	142,630	122,614	126,876	3,939	781,761
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	221,341	171,484	109,939	203,426	185,682	577,216	36,658	1,505,746
Watch (5)	—	—	—	—	—	23,338	—	23,338
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	1,579	—	1,579
Total	221,341	171,484	109,939	203,426	185,682	602,133	36,658	1,530,663
Current Period Gross Charge Offs	—	—	—	—	—	44	—	44

Commercial business
Satisfactory (1-4)	45,349	66,258	39,645	15,505	9,309	65,307	64,088	305,461
Watch (5)	—	—	—	—	—	34	—	34
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	394	191	585
Total	45,349	66,258	39,645	15,505	9,309	65,735	64,279	306,080
Current Period Gross Charge Offs	—	—	—	—	—	—	51	51

Consumer
Satisfactory (1-4)	21,309	11,168	5,711	2,708	3,263	16,380	132,792	193,331
Watch (5)	—	28	—	7	—	160	100	295
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	9	—	2	248	359	629
Total	21,309	11,207	5,720	2,715	3,265	16,788	133,251	194,255
Current Period Gross Charge Offs	19	66	7	49	59	1,594	156	1,950

Combined
Satisfactory (1-4)	869,328	1,088,230	635,433	466,685	361,449	884,255	242,085	4,547,465
Watch (5)	—	28	—	186	88	28,211	157	28,670
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	11	167	—	2	4,053	1,013	5,246
Total	$869,328	$1,088,269	$635,600	$466,871	$361,539	$916,519	$243,255	$4,581,381
Current Period Gross Charge Offs	$19	$66	$7	$49	$59	$1,677	$292	$2,169

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 9 and 11.

Certain directors and executive officers of the Company and the Bank, and their affiliates, are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit. At December 31, 2023 and 2022, loans outstanding to these directors and executive officers, and their related interests, are summarized as follows:

	2023	2022

	(In Thousands)

Balance, beginning of year	$7,950	$10,097
New loans	10,694	3,079
Payments	(2,618)	(5,226)

Balance, end of year	$16,026	$7,950

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at December 31, 2023 and 2022.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)

December 31, 2023
Carrying value of loans receivable	$2,191	$3,052	$6,263	$19,727	$10,323

December 31, 2022
Carrying value of loans receivable	$2,703	$3,983	$7,221	$24,402	$12,750

Note 5:      Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2023 and 2022, were as follows:

	2023	2022

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	23	50

Foreclosed assets held for sale and repossessions	23	50

Other real estate owned not acquired through foreclosure	—	183

Other real estate owned and repossessions	$23	$233

At December 31, 2023, there was no other real estate owned not acquired through foreclosure, as two former branch locations were sold during the year.

At December 31, 2022, other real estate owned not acquired through foreclosure included two properties, both of which were branch locations that were closed and held for sale; these were sold during the year ended December 31, 2023, as indicated above. During the year ended December 31, 2022, two former branch location were sold. During the year ended December 31, 2022, no additional valuation write-downs were recorded on branch locations that were closed and held for sale.

At December 31, 2023 and 2022, residential mortgage loans totaling $-0- and $173,000, respectively, were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions for the years ended December 31, 2023, 2022 and 2021, included the following:

	2023	2022	2021

	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(42)	$(149)	$(282)
Valuation write-downs	81	23	211
Operating expenses, net of rental income	272	485	698

	$311	$359	$627

Note 6:      Premises and Equipment

Major classifications of premises and equipment at December 31, 2023 and 2022, stated at cost, were as follows:

	2023	2022

	(In Thousands)

Land	$39,617	$39,622
Buildings and improvements	107,602	105,096
Furniture, fixtures and equipment	70,162	67,505
Operating leases right of use asset	6,621	7,397
	224,002	219,620
Less accumulated depreciation	85,411	78,550
	$138,591	$141,070

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of December 31, 2023, the lease right of use asset value was $6.6 million and the corresponding lease liability was $6.9 million. As of December 31, 2022, the lease right of use asset value was $7.4 million and the corresponding lease liability was $7.6 million. At December 31, 2023, expected lease terms ranged from 0.3 years to 14.9 years with a weighted-average lease term of 6.9 years. The weighted-average discount rate was 3.79%.

For the years ended December 31, 2023, 2022 and 2021, lease expense was $1.7 million, $1.6 million and $1.5 million, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs was $ 317,000, $ 307,000 and $ 307,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the years ended December 31, 2023, 2022 and 2021, income recognized from these lease agreements was $1.3 million, $1.2 million, and $1.2 million respectively, and was included in occupancy and equipment expense.

	At or For the Year Ended
	December 31, 2023	December 31, 2022

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$6,621	$7,397
Operating leases liability	$6,870	$7,599

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,740	$1,579
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,681	$1,547
Right of use assets obtained in exchange for lease obligations:
Operating leases	$296	$618

At December 31, 2023, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2024	$1,313
2025	1,297
2026	1,241
2027	1,172
2028	900
Thereafter	1,899

Future lease payments expected	7,822

Less interest portion of lease payments	(952)

Lease liability	$6,870

Note 7:      Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states. At December 31, 2023, the Company had 22 such investments, with a net carrying value of $66.3 million. At December 31, 2022, the Company had 19 such investments, with a net carrying value of $38.4 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $75.9 million as of December 31, 2023, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $68.9 million, assuming all projects currently under construction are completed and funded as planned. The Company’s usage of federal affordable housing tax credits approximated $7.7 million, $4.9 million and $4.9 million during 2023, 2022 and 2021, respectively. Investment amortization was $7.2 million, $4.4 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At December 31, 2023 the Company had one such investment, with a net carrying value of $361,000. At December 31, 2022, the Company had one such investment, with a net carrying value of $465,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $100,000, $100,000 and $100,000 during 2023, 2022 and 2021, respectively. Investment amortization amounted to $83,000, $83,000 and $86,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At December 31, 2023 the Company had one such investment, with a net carrying value of $415,000. At December 31, 2022 the Company had one such investment, with a net carrying value of $629,000. Under prior tax law, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income has not been material. Currently, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 8:     Deposits

Deposits at December 31, 2023 and 2022, are summarized as follows:

	Weighted Average
	Interest Rate	2023	2022

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$895,496	$1,063,588
Interest-bearing checking and savings accounts	1.67% and 0.65%	2,216,482	2,188,535
		3,111,978	3,252,123

Certificate accounts	0.00% - 0.99%	86,831	280,784
	1.00% - 1.99%	22,485	125,951
	2.00% - 2.99%	44,354	381,547
	3.00% - 3.99%	46,304	228,131
	4.00% - 4.99%	739,645	4,883
	5.00% and above	8,583	—
		948,202	1,021,296

Brokered deposits	5.20% and 4.03%	661,528	411,491
		661,528	411,491

		$4,721,708	$4,684,910

The weighted average interest rate on certificates of deposit was 3.79% and 1.93% at December 31, 2023 and 2022, respectively.

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $661.5 million and $411.5 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, brokered deposits included $300.0 million and $150.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At December 31, 2023, there were additional brokered deposits totaling $95.0 million that had variable rates of interest that reset monthly or quarterly and there were other brokered deposits totaling $185.3 million that had fixed rates of interest but are callable at the Bank’s discretion. At December 31, 2023, approximately 28% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 13% of the Company’s total deposits were uninsured at December 31, 2023.

At December 31, 2023, scheduled maturities of certificates of deposit and brokered deposits were as follows:

	Retail	Brokered	Total

	(In Thousands)

2024	$921,485	$266,781	$1,188,266
2025	19,250	296,552	315,802
2026	3,067	98,195	101,262
2027	2,394	—	2,394
2028	948	—	948
Thereafter	1,058	—	1,058

	$948,202	$661,528	$1,609,730

A summary of interest expense on deposits for the years ended December 31, 2023, 2022 and 2021, is as follows:

	2023	2022	2021

	(In Thousands)

Checking and savings accounts	$28,579	$5,968	$4,023
Certificate accounts	29,796	8,788	8,150
Brokered deposits	30,719	6,162	989
Early withdrawal penalties	(337)	(242)	(60)

	$88,757	$20,676	$13,102

Note 9:     Advances From Federal Home Loan Bank

At December 31, 2023 and 2022, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At December 31, 2023, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances. No investment securities were specifically pledged as collateral for FHLB borrowings at December 31, 2023 and 2022. Loans with carrying values of approximately $1.74 billion and $1.62 billion were pledged as collateral for outstanding advances at December 31, 2023 and 2022, respectively. The Bank had $919.1 million remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2023.

Note 10:      Short-Term Borrowings

Short-term borrowings at December 31, 2023 and 2022, are summarized as follows:

	2023	2022

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,610	$1,083
Securities sold under reverse repurchase agreements	70,843	176,843
Overnight borrowings from the Federal Home Loan Bank	251,000	88,500

	$323,453	$266,426

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

Short-term borrowings had weighted average interest rates of 4.76% at December 31, 2023, compared to 2.16% at December 31, 2022. Short-term borrowings averaged approximately $225.1 million and $181.1 million for the years ended December 31, 2023 and 2022, respectively. The maximum amounts outstanding at any month end were $410.6 million and $317.7 million, respectively, during those same years.

The following table represents the Company’s securities sold under reverse repurchase agreements, which contractually mature daily, at December 31, 2023 and 2022:

	2023	2022

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$70,843	$176,843

Note 11:      Federal Reserve Bank Borrowings

At December 31, 2023 and 2022, the Bank had $452.0 million and $397.0 million, respectively, available under a primary line-of-credit borrowing arrangement with the Federal Reserve Bank. The line is secured primarily by consumer and commercial loans. There were no amounts borrowed under this arrangement at December 31, 2023 or 2022.

Subsequent to December 31, 2023, in January 2024 the Bank borrowed $180.0 million under the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with total amount of assets pledged totaling approximately $191 million. These funds were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLB.

Note 12:      Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bore a floating distribution rate equal to 90-day LIBOR plus 1.60% through June 30, 2023. After June 30, 2023, the Trust II securities bear a floating distribution rate equal to three-month CME Term SOFR, plus a spread adjustment for the change from LIBOR, plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 7.24% and 6.04% at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, subordinated debentures issued to capital trusts were as follows:

	2023	2022

	(In Thousands)

Subordinated debentures	$25,774	$25,774

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

Amortization of the debt issuance costs during the years ended December 31, 2023 and 2022, totaled $297,000 and $293,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.92 % and 5.95%, respectively.

At December 31, 2023 and 2022, subordinated notes are summarized as follows:

	2023	2022

	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	421	719
	$74,579	$74,281

Note 14:     Income Taxes

The Company files a consolidated federal income tax return. As of December 31, 2023 and 2022, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million and $4.3 million at December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023, 2022 and 2021, the provision for income taxes included these components:

	2023	2022	2021

	(In Thousands)

Taxes currently payable	$14,559	$15,769	$16,025
Deferred income taxes	2,985	2,485	3,712

Income taxes	$17,544	$18,254	$19,737

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2023	2022

	(In Thousands)
Deferred tax assets
Allowance for credit losses	$15,911	$15,618
Liability for unfunded commitments	1,842	3,153
Interest on nonperforming loans	71	66
Accrued expenses and other	1,676	1,341
Capital loss carryforward	150	67
Unrealized loss on available-for-sale securities	13,208	15,407
Unrealized loss on securities transferred to held-to-maturity securities	16	—
Unrealized loss on active cash flow derivatives	4,255	7,695
Income recognized for tax in excess of book related to terminated cash flow derivatives	3,532	5,530
Deferred income	124	290
Difference in basis for acquired assets and liabilities	353	686
	41,138	49,853

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(7,697)	(8,210)
FHLB stock dividends	(337)	(337)
Partnership tax credits	(998)	(668)
Prepaid expenses	(1,373)	(1,196)
Unrealized gain on securities transferred to held-to-maturity securities	—	(29)
Unrealized gain on terminated cash flow derivatives	(3,532)	(5,530)
Other	(277)	(235)
	(14,214)	(16,205)

Net deferred tax asset	$26,924	$33,648

Reconciliations of the Company’s effective tax rates, for the years indicated, from continuing operations to the statutory corporate tax rates were as follows:

	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)	(0.3)
Tax credits	(2.7)	(1.6)	(1.8)
State taxes	1.7	1.8	1.3
Deferred tax rate change benefit	—	(0.6)	—
Other	1.1	(0.7)	0.7

	20.6%	19.4%	20.9%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2019 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission (MAHC), which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company previously filed a motion for summary decision with the MAHC and, on January 26, 2024, the MAHC granted the motion in favor of the Company, upholding its position related to the exclusion of certain income in the calculation of Missouri income tax. In February 2024, the Missouri Department of Revenue confirmed to the Company in writing that it would not exercise its right to appeal the decision to the Missouri State Supreme Court.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)

December 31, 2023
Available-for-sale securities
Agency mortgage-backed securities	$280,231	$—	$280,231	$—
Agency collateralized mortgage obligations	75,946	—	75,946	—
States and political subdivisions securities	58,137	—	58,137	—
Small Business Administration securities	63,893	—	63,893	—
Interest rate derivative asset	8,205	—	8,205	—
Interest rate derivative liability	(25,336)	—	(25,336)	—

December 31, 2022
Available-for-sale securities
Agency mortgage-backed securities	$286,482	$—	$286,482	$—
Agency collateralized mortgage obligations	78,474	—	78,474	—
States and political subdivisions securities	57,495	—	57,495	—
Small Business Administration securities	68,141	—	68,141	—
Interest rate derivative asset	11,061	—	11,061	—
Interest rate derivative liability	(42,097)	—	(42,097)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2023 and 2022, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the year ended December 31, 2023.

Available-for-Sale Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at December 31, 2023 or December 31, 2022.

Interest Rate Derivatives

The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022:

	Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
December 31, 2023
Collateral-dependent loans	$7,372	$—	$—	$7,372

December 31, 2022
Collateral-dependent loans	$785	$—	$—	$785

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

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At December 31, 2023 and 2022, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans

The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2023 and December 31, 2022, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at December 31, 2023 or 2022.

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

Loans and Interest Receivable

The fair value of loans is estimated on an exit price basis incorporating contractual cash flows, prepayment discount spreads, credit loss and liquidity premiums. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying amount of accrued interest receivable approximates its fair value.

Deposits and Accrued Interest Payable

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts. The fair value of fixed maturity certificates of deposit is estimated based on a discounted cash flow calculation using the average advances yield curve from 11 districts of the FHLB for the as of date. The carrying amount of accrued interest payable approximates its fair value.

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

	December 31, 2023			December 31, 2022
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$211,333	$211,333	1	$168,520	$168,520	1
Held-to-maturity securities	195,023	171,193	2	202,495	177,765	2
Mortgage loans held for sale	5,849	5,849	2	4,811	4,811	2
Loans, net of allowance for credit losses	4,589,620	4,402,314	3	4,506,836	4,391,084	3
Interest receivable	21,206	21,206	3	19,107	19,107	3
Investment in FHLB stock and other assets	26,313	26,313	3	30,814	30,814	3

Financial liabilities
Deposits	4,721,708	4,714,624	3	4,684,910	4,672,913	3
Short-term borrowings	323,453	323,453	3	266,426	266,426	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,579	71,625	2	74,281	72,000	2
Interest payable	6,225	6,225	3	3,010	3,010	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	78	78	3	73	73	3
Lines of credit	—	—	3	—	—	3

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

At December 31, 2023, the Company had six interest rate swaps, totaling $82.2 million in notional amount, with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2023, the Company had one participation loan purchased totaling $8.6 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2022, the Company had six interest rate swaps and one interest rate cap totaling $107.0 million in notional amount with commercial customers, and six interest rate swaps and one interest rate cap with the same notional amount with third parties related to its program. In addition, at December 31, 2022, the Company had one participation loan purchased totaling $8.8 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the years ended December 31, 2023, 2022 and 2021, the Company recognized net gains (losses) of $(337,000), $321,000 and $312,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

Subsequent to December 31, 2023, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company had recorded a market value adjustment to the brokered deposit of $163,000, which will now be amortized as a reduction of interest expense beginning in January 2024 through February 2025.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI) and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. The Company recorded interest income of $8.1 million, $8.1 million and $8.1 million on this interest rate swap during the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement rate if USD-LIBOR rate is not available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. The floating rate of interest was 5.456% as of December 31, 2023. To the extent the floating rate of interest exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeded the floating rate of interest, the Company received net interest settlements, which were recorded as loan interest income. The Company recorded a reduction of loan interest income related to this swap transaction of $10.4 million and $941,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate is reset monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At December 31, 2023, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.34446%. The Company recorded a reduction of loan interest income related to the two July 2022 interest rate swaps of $7.2 million for the year ended December 31, 2023. Net settlements on these two interest rate swaps began in May 2023.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three months and year ended December 31, 2023 and 2022, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2023	2022

		(In Thousands)

Derivatives designated as hedging instruments

Derivative Liabilities
Active interest rate swaps	Accrued expenses and other liabilities	$17,296	$31,277

Total derivatives designated as hedging instruments		$17,296	$31,277

Derivatives not designated as hedging instruments

Derivative Assets
Interest rate products	Prepaid expenses and other assets	$8,205	$11,061

Total derivatives not designated as hedging instruments		$8,205	$11,061

Derivative Liabilities
Interest rate products	Accrued expenses and other liabilities	$8,040	$10,820

Total derivatives not designated as hedging instruments		$8,040	$10,820

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Year Ended December 31,
Cash Flow Hedges	2023	2022	2021

	(In Thousands)

Terminated interest rate swaps, net of income taxes	$(6,267)	$(6,271)	$(6,271)
Active interest rate swaps, net of income taxes	10,541	(23,582)	—
	$4,274	$(29,853)	$(6,271)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Year Ended December 31,
Cash Flow Hedges	2023		2022		2021
	Interest	Interest	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense	Income	Expense

	(In Thousands)

Terminated interest rate swaps	$8,122	$—	$8,123	$—	$8,123	$—
Active interest rate swaps	(17,618)	—	(941)	—	—	—
	$(9,496)	$—	$7,182	$—	$8,123	$—

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

At December 31, 2023, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and an active interest rate swap to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $137,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At December 31, 2023, the Company had given cash collateral to one derivative counterparty of $11.6 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $8.2 million for commercial lending swaps, collateral from the Company of $19.2 million for interest rate swaps related to variable rate loans and collateral from the Company of $44,000 for swaps related to brokered deposits.

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

If the Company had breached any of these provisions at December 31, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

At December 31, 2023 and 2022, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $1.6 million and $97.1 million, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $12.3 million and $16.8 million at December 31, 2023 and 2022, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $16.5 million and $16.7 million at December 31, 2023 and 2022, respectively, with no letters of credit having terms over five years.

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

At December 31, 2023, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.0 billion and $204.0 million for commercial lines and open-end consumer lines, respectively. At December 31, 2022, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.8 billion and $199.2 million for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas. Although the Bank has a diversified portfolio, loans (including FDIC-assisted acquired loans) aggregating approximately $788.6 million and $814.1 million at December 31, 2023 and 2022, respectively, were secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis area.

Note 18:      Additional Cash Flow Information

	Year Ended December 31,
	2023	2022	2021

	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$142	$371	$1,154
Transfer of available-for-sale securities to held-to-maturity	—	226,500	—
Conversion of premises and equipment to foreclosed assets	—	—	1,215
Dividends declared but not paid	4,722	4,893	4,727

Additional Cash Payment Information
Interest paid	100,405	24,999	22,700
Income taxes paid	7,888	10,258	12,959

Note 19:      Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements. Effective July 1, 2006, this plan was closed to new participants. Employees already in the plan continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Company’s policy is to fund pension cost accrued. Employer contributions charged to expense for this plan for the years ended December 31, 2023, 2022 and 2021, were approximately $1.7 million, $1.5 million and $2.1 million, respectively. The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan. The funded status of the plan as of July 1, 2023 and 2022, was 94.4% and 100.0%, respectively. The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2023 and 2022, respectively, divided by the funding target. No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees. The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation. Employer contributions charged to expense for this plan for the years ended December 31, 2023, 2022 and 2021, were approximately $1.8 million, $1.7 million and $1.7 million, respectively.

Note 20:      Stock Compensation Plans

The Company established the 2013 Equity Incentive Plan (the “2013 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock. On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon the stockholders’ approval of the 2018 Plan, the 2013 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2013 Plan were not affected. At December 31, 2023, 215,394 options were outstanding under the 2013 Plan.

The Company established the 2018 Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 800,000 shares of common stock. On May 11, 2022, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”). Upon the stockholders’ approval of the 2022 Plan, the 2018 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2018 Plan; however, existing outstanding awards under the 2018 Plan were not affected. At December 31, 2023, 612,511 options were outstanding under the 2018 Plan.

The 2022 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The number of shares of common stock available for awards under the 2022 Plan is 900,000 (the “2022 Plan Limit”). Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2022 Plan Limit on a 2.5-to-1 basis. At December 31, 2023, 412,400 options were outstanding under the 2022 Plan.

Stock options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company’s common stock on the date of grant. Options generally are granted for a 10-year term and generally become exercisable in four cumulative annual installments of 25% commencing two years from the date of grant. The Compensation Committee has discretion to accelerate a participant’s right to exercise an option.

Stock awards may be granted upon terms and conditions determined solely at the discretion of the Compensation Committee.

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

		Shares	Weighted
	Available	Under	Average
	to Grant	Option	Exercise Price

Balance, January 1, 2021	245,350	971,107	$48.079
Granted from 2018 Plan	(202,700)	202,700	57.980
Exercised	—	(91,285)	40.532
Forfeited from terminated plan(s)	—	(5,197)	44.563
Forfeited from current plan(s)	44,022	(44,022)	52.256

Balance, December 31, 2021	86,672	1,033,303	50.528
Granted from 2018 Plan	(2,500)	2,500	61.550
Forfeited from terminated plan(s)	39,235	(39,235)	52.523
Termination of 2018 Plan	(123,407)	—	—
Available to Grant from 2022 Plan	900,000	—	—
Granted from 2022 Plan	(205,900)	205,900	61.505
Exercised	—	(136,801)	42.149
Forfeited from current plan(s)	750	(750)	61.550

Balance, December 31, 2022	694,850	1,064,917	53.671
Forfeited from terminated plan(s)	—	(9,100)	51.123
Granted from 2022 Plan	(210,300)	210,300	53.166
Exercised	—	(22,762)	38.830
Forfeited from current plan(s)	3,050	(3,050)	61.550

Balance, December 31, 2023	487,600	1,240,305	$53.857

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021

Expected dividends per share	$1.60	$1.60	$1.44
Risk-free interest rate	4.51%	3.77%	1.24%
Expected life of options	6 years	6 years	5 years
Expected volatility	23.69%	23.70%	28.33%
Weighted average fair value of options granted during year	$11.69	$13.46	$11.56

Expected volatilities are based on the historical volatility of the Company’s stock price over the measured period. The expected life of options granted is based on actual historical exercise behavior of all employees and directors and approximates the graded vesting period of the options. Expected dividends are based on the annualized dividends declared at the time of the option grant. For 2023 and 2022, the risk-free interest rate is based on the average of the five-year treasury rate and the seven-year treasury rate on the grant date of the options. For 2021, the risk-free interest rate is based on the five-year treasury rate on the grant date of the options.

The following table presents the activity related to options under all plans for the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2023	1,064,917	$53.671	7.13 years
Granted	210,300	53.166
Exercised	(22,762)	38.830
Forfeited	(12,150)	53.741
Options outstanding, December 31, 2023	1,240,305	53.857	6.74 years

Options exercisable, December 31, 2023	571,490	$51.688	4.64 years

For the years ended December 31, 2023, 2022 and 2021, options granted were 210,300, 208,400, and 202,700, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2023, 2022 and 2021, was $354,000, $2.6 million and $1.4 million, respectively. Cash received from the exercise of options for the years ended December 31, 2023, 2022 and 2021, was $884,000, $6.3 million and $3.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $212,000 million, $2.3 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of options outstanding at December 31, 2023, 2022 and 2021, was $7.4 million, $6.7 million and $9.2 million, respectively. The total intrinsic value of options exercisable at December 31, 2023, 2022 and 2021, was $4.5 million, $4.1 million and $5.3 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2023.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2023	636,844	$56.073	$11.117
Granted	210,300	53.166	11.681
Vested this period	(169,592)	53.882	9.755
Nonvested options forfeited	(8,737)	56.347	11.299

Nonvested options, December 31, 2023	668,815	$55.711	$11.640

For the years ended December 31, 2023, 2022 and 2021, compensation expense for stock option grants was $1.6 million, $1.4 million and $1.2 million, respectively. At December 31, 2023, there was $7.0 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans. This compensation cost is expected to be recognized through 2029, with the majority of this expense recognized in 2024 and 2025.

The following table further summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$32.590 to 38.610	26,906	0.96 years	$33.317	26,906	$33.317
$41.300 to 41.740	200,538	5.71 years	41.628	119,930	41.552
$50.250 to 59.750	668,327	6.87 years	54.686	316,725	54.194
$60.150 to 62.010	344,534	7.55 years	60.971	107,929	60.176

	1,240,305	6.74 years	$53.857	571,490	$51.688

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

Note 22:      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2023	2022

	(In Thousands)

Net unrealized gain (loss) on available-for-sale securities	$(53,685)	$(62,622)

Net unrealized gain (loss) on held-to-maturity securities	(65)	118

Net unrealized gain (loss) on active derivatives used for cash flow hedges	(17,296)	(31,277)

Net unrealized gain on terminated derivatives used for cash flow hedges	14,354	22,478
	(56,692)	(71,303)

Tax effect	14,211	17,948

Net-of-tax amount	$(42,481)	$(53,355)

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2023, 2022 and 2021, were as follows:

	Amounts Reclassified
	from AOCI			Affected Line Item in the
	2023	2022	2021	Statements of Income

	(In Thousands)

Unrealized loss on available-for-sale securities	$—	$(130)	$—	Net realized gains (losses) on available-for-sale securities (total reclassified amount before tax)

Change in fair value of cash flow hedge	8,122	8,123	8,123	Amortization of realized gain on termination of cash flow hedge (total reclassification amount before tax)

Income taxes	(1,855)	(1,820)	(1,852)	Tax (expense) benefit

Total reclassifications out of AOCI	$6,267	$6,173	$6,271

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2023) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2023, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of December 31, 2023, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2023 and 2022, the Company and the Bank exceeded their minimum capital requirements then in effect. The entities may not pay dividends which would reduce capital below the minimum requirements shown below. In addition to the minimum capital ratios, the capital rules include a capital conservation buffer, under which a banking organization must have Common Equity Tier 1 capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses. The net unrealized gain or loss on securities is not included in computing regulatory capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2023
Total capital
Great Southern Bancorp, Inc.	$770,885	15.2%	$406,994	8.0%	N/A	N/A
Great Southern Bank	$728,113	14.3%	$406,744	8.0%	$508,430	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$632,279	12.4%	$305,246	6.0%	N/A	N/A
Great Southern Bank	$664,545	13.1%	$305,058	6.0%	$406,744	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$632,279	11.0%	$229,992	4.0%	N/A	N/A
Great Southern Bank	$664,545	11.6%	$229,692	4.0%	$287,115	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$607,279	11.9%	$228,934	4.5%	N/A	N/A
Great Southern Bank	$664,545	13.1%	$228,794	4.5%	$330,480	6.5%

As of December 31, 2022
Total capital
Great Southern Bancorp, Inc.	$746,287	13.5%	$440,767	8.0%	N/A	N/A
Great Southern Bank	$721,616	13.1%	$440,683	8.0%	$550,854	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$607,807	11.0%	$330,575	6.0%	N/A	N/A
Great Southern Bank	$658,136	11.9%	$330,512	6.0%	$440,683	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$607,807	10.6%	$228,673	4.0%	N/A	N/A
Great Southern Bank	$658,136	11.5%	$228,511	4.0%	$285,638	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$582,807	10.6%	$247,932	4.5%	N/A	N/A
Great Southern Bank	$658,136	11.9%	$247,884	4.5%	$358,055	6.5%

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

Note 25:      Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2023, 2022 and 2021:

		2023
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$71,463	$73,618	$75,272	$76,482
Interest expense	18,271	25,480	28,534	31,335
Provision for credit losses on loans	1,500	—	—	750
Provision (credit) for unfunded commitments	(826)	(1,619)	(1,195)	(1,689)
Net realized gain (loss) on available-for-sale securities	—	—	—	—
Non-interest income	7,889	7,769	7,852	6,563
Non-interest expense	34,463	34,718	35,557	36,285
Provision for income taxes	5,488	4,488	4,349	3,219
Net income available to common shareholders	20,456	18,320	15,879	13,145
Earnings per common share – diluted	1.67	1.52	1.33	1.11

		2022
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$46,673	$52,698	$59,657	$67,949
Interest expense	3,407	3,867	6,759	13,330
Provision for credit losses on loans	—	—	2,000	1,000
Provision (credit) for unfunded commitments	(193)	2,223	1,315	(159)
Net realized gain (loss) on available-for-sale securities	7	—	31	(168)
Non-interest income	9,176	9,319	7,984	7,661
Non-interest expense	31,268	33,004	34,758	34,336
Provision for income taxes	4,380	4,699	4,676	4,499
Net income available to common shareholders	16,987	18,224	18,133	22,604
Earnings per common share – diluted	1.30	1.44	1.46	1.84

		2021
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$50,633	$50,452	$49,640	$47,948
Interest expense	6,544	5,768	4,717	3,723
Provision (credit) for credit losses on loans	300	(1,000)	(3,000)	(3,000)
Provision (credit) for unfunded commitments	—	—	—	—
Net realized gain (loss) on available-for-sale securities	(674)	(307)	643	1,277
Non-interest income	9,736	9,585	9,798	9,198
Non-interest expense	30,321	30,191	31,339	35,784
Provision for income taxes	5,010	5,271	5,375	4,081
Net income available to common shareholders	18,868	20,114	20,364	15,281
Earnings per common share – diluted	1.36	1.46	1.49	1.14

Note 26:      Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2023 and 2022, and statements of income, comprehensive income and cash flows for the years ended December 31, 2023, 2022 and 2021, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2023	2022

	(In Thousands)
Statements of Financial Condition

Assets
Cash	$47,048	$29,097
Investment in subsidiary bank	629,096	608,416
Deferred and accrued income taxes	641	148
Prepaid expenses and other assets	877	882

	$677,662	$638,543

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,480	$5,401
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,579	74,281
Common stock	118	122
Additional paid-in capital	44,320	42,445
Retained earnings	569,872	543,875
Accumulated other comprehensive income (loss)	(42,481)	(53,355)

	$677,662	$638,543

	2023	2022	2021

	(In Thousands)

Statements of Income

Income
Dividends from subsidiary bank	$65,000	$60,000	$74,000
Other income	—	—	—

	65,000	60,000	74,000

Expense
Operating expenses	2,780	2,550	2,121
Interest expense	6,158	5,298	7,613

	8,938	7,848	9,734

Income before income tax and equity in undistributed earnings of subsidiaries	56,062	52,152	64,266
Credit for income taxes	(1,932)	(1,608)	(1,850)

Income before equity in earnings of subsidiaries	57,994	53,760	66,116

Equity in undistributed earnings of subsidiaries	9,806	22,188	8,511

Net income	$67,800	$75,948	$74,627

	2023	2022	2021

	(In Thousands)

Statements of Cash Flows

Operating Activities
Net income	$67,800	$75,948	$74,627
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(9,806)	(22,188)	(8,511)
Compensation expense for stock option grants	1,621	1,437	1,225
Amortization of interest rate derivative and deferred costs on subordinated notes	298	297	587
Changes in
Prepaid expenses and other assets	5	(14)	15
Accounts payable and accrued expenses	250	69	(1,661)
Income taxes	(493)	(54)	63
Net cash provided by operating activities	59,675	55,495	66,345

Investing Activities
Net cash provided by investing activities	—	—	—

Financing Activities
Purchases of the Company’s common stock	(23,326)	(61,847)	(39,123)
Redemption of subordinated notes	—	—	(75,000)
Dividends paid	(19,282)	(19,181)	(18,800)
Stock options exercised	884	6,258	3,700
Net cash used in financing activities	(41,724)	(74,770)	(129,223)

Increase (Decrease) in Cash	17,951	(19,275)	(62,878)

Cash, Beginning of Year	29,097	48,372	111,250

Cash, End of Year	$47,048	$29,097	$48,372

Additional Cash Payment Information
Interest paid	$6,107	$5,115	$9,103

	2023	2022	2021

	(In Thousands)

Statements of Comprehensive Income

Net Income	$67,800	$75,948	$74,627

Comprehensive income (loss) of subsidiaries	10,874	(86,114)	(20,392)

Comprehensive Income	$78,674	$(10,166)	$54,235

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2023, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting as of December 31, 2023, has been audited by FORVIS, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 is set forth below.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 11, 2024, expressed an unqualified opinion on those financial statements.

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

/s/FORVIS, LLP

Springfield, Missouri

March 11, 2024

ITEM 9B.OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. Our code of ethics is available on our website, at https://investors.greatsouthernbank.com/corporate-governance/documents.

ITEM 11.EXECUTIVE COMPENSATION.

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
	to be issued upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Shares
Plan Category	and Rights	and Rights	Reflected in the First Column)
Equity compensation plans approved by stockholders	1,240,305	$53.857	487,600	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,240,305	$53.857	487,600
(1)	Represents shares available for future awards under the Company’s 2022 Omnibus Incentive Plan. Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2022 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

A description of the current fee arrangements for the Registrant’s directors is attached as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File no. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form previously filed with the Commission as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, is incorporated herein by reference as Exhibit 10.21.*

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

The consent of FORVIS, LLP (PCAOB ID 686) to the incorporation by reference into the Registration Statements on Form S-8 (File nos. 333-189497, 333-225665 and 333-265683) previously filed with the Commission of their reports included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(97)	Great Southern Bancorp, Inc. Compensation Recovery Policy

Attached as Exhibit 97.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

GREAT SOUTHERN BANCORP, INC.

Date: March 11, 2024	By:	/s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner	President, Chief Executive Officer and Director	March 11, 2024
Joseph W. Turner	(Principal Executive Officer)

/s/ William V. Turner	Chairman of the Board	March 11, 2024
William V. Turner

/s/ Rex A. Copeland	Treasurer (Principal Financial Officer and	March 11, 2024
Rex A. Copeland	Principal Accounting Officer)

/s/ Kevin R. Ausburn	Director	March 11, 2024
Kevin R. Ausburn

/s/ Julie T. Brown	Director	March 11, 2024
Julie T. Brown

/s/ Thomas J. Carlson	Director	March 11, 2024
Thomas J. Carlson

/s/ Amelia A. Counts	Director	March 11, 2024
Amelia A. Counts

/s/ Steven D. Edwards	Director	March 11, 2024
Steven D. Edwards

/s/ Debra Mallonee (Shantz) Hart	Director	March 11, 2024
Debra Mallonee (Shantz) Hart

/s/ Douglas M. Pitt	Director	March 11, 2024
Douglas M. Pitt

/s/ Earl A. Steinert, Jr.	Director	March 11, 2024
Earl A. Steinert, Jr.