Form 10-Q
period 2024-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2024-04-30
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,657,931 shares of common stock, par value $.01 per share, outstanding at April 26, 2024.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	MARCH 31,	DECEMBER 31,
	2024	2023

	(Unaudited)
ASSETS
Cash	$90,349	$102,529
Interest-bearing deposits in other financial institutions	81,098	108,804
Cash and cash equivalents	171,447	211,333

Available-for-sale securities	465,308	478,207
Held-to-maturity securities	193,366	195,023
Mortgage loans held for sale	10,905	5,849
Loans receivable, net of allowance for credit losses of $65,087 – March 2024; $64,670 – December 2023	4,586,253	4,589,620
Interest receivable	21,639	21,206
Prepaid expenses and other assets	131,458	106,225
Other real estate owned and repossessions, net	1,042	23
Premises and equipment, net	136,276	138,591
Goodwill and other intangible assets	10,419	10,527
Federal Home Loan Bank stock and other interest-earning assets	16,887	26,313
Current and deferred income taxes	32,176	29,485
Total Assets	$5,777,176	$5,812,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,773,397	$4,721,708
Securities sold under reverse repurchase agreements with customers	72,778	70,843
Short-term borrowings and other interest-bearing liabilities	181,347	252,610
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,653	74,579
Accrued interest payable	8,135	6,225
Advances from borrowers for taxes and insurance	6,359	4,946
Accrued expenses and other liabilities	61,954	76,401
Liability for unfunded commitments	7,617	7,487
Total Liabilities	5,212,014	5,240,573

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2024 and December 2023 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2024 – 11,699,356 shares; December 2023 – 11,804,430 shares	117	118
Additional paid-in capital	44,807	44,320
Retained earnings	572,747	569,872
Accumulated other comprehensive loss	(52,509)	(42,481)
Total Stockholders’ Equity	565,162	571,829

Total Liabilities and Stockholders’ Equity	$5,777,176	$5,812,402

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023

	(Unaudited)
INTEREST INCOME
Loans	$71,076	$65,438
Investment securities and other	6,314	6,025
TOTAL INTEREST INCOME	77,390	71,463

INTEREST EXPENSE
Deposits	27,637	14,650
Securities sold under reverse repurchase agreements	333	342
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3,044	1,780
Subordinated debentures issued to capital trust	454	393
Subordinated notes	1,106	1,106
TOTAL INTEREST EXPENSE	32,574	18,271

NET INTEREST INCOME	44,816	53,192
PROVISION FOR CREDIT LOSSES ON LOANS	500	1,500
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	130	(826)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	44,186	52,518

NON-INTEREST INCOME
Commissions	381	427
Overdraft and insufficient funds fees	1,289	1,896
Point-Of-Sale and ATM fee income and service charges	3,183	3,701
Net gains on loan sales	677	389
Late charges and fees on loans	167	180
Loss on derivative interest rate products	(13)	(291)
Other income	1,122	1,587
TOTAL NON-INTEREST INCOME	6,806	7,889

NON-INTEREST EXPENSE
Salaries and employee benefits	19,656	19,203
Net occupancy and equipment expense	7,839	7,720
Postage	807	828
Insurance	1,144	867
Advertising	350	647
Office supplies and printing	267	268
Telephone	721	703
Legal, audit and other professional fees	1,725	1,981
Expense on other real estate and repossessions	61	154
Acquired intangible asset amortization	108	111
Other operating expenses	1,744	1,981
TOTAL NON-INTEREST EXPENSE	34,422	34,463

INCOME BEFORE INCOME TAXES	16,570	25,944
PROVISION FOR INCOME TAXES	3,163	5,488
NET INCOME	$13,407	$20,456

Basic Earnings Per Common Share	$1.14	$1.68
Diluted Earnings Per Common Share	$1.13	$1.67

Dividends Declared Per Common Share	$0.40	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023

	(Unaudited)
Net Income	$13,407	$20,456

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(1,782) and $2,258, for 2024 and 2023, respectively	(5,460)	6,915

Unrealized (gain) loss on securities transferred to held-to-maturity, net of taxes (credit) of $(12) and $(5) for 2024 and 2023, respectively	(36)	(17)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(461) and $(457), for 2024 and 2023, respectively	(1,564)	(1,546)

Change in value of active cash flow hedges, net of taxes (credit) of $(969) and $2,146 for 2024 and 2023, respectively	(2,968)	6,575

Comprehensive Income	$3,379	$32,383

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED MARCH 31, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2023	$122	$42,445	$543,875	$(53,355)	$—	$533,087
Net income	—	—	20,456	—	—	20,456
Stock issued under Stock Option Plan	—	425	—	—	45	470
Common dividends declared, $0.40 per share	—	—	(4,854)	—	—	(4,854)
Change in fair value of cash flow hedges	—	—	—	5,029	—	5,029
Change in unrealized loss on held-to-maturity securities	—	—	—	(17)	—	(17)
Change in unrealized gain on available-for-sale securities	—	—	—	6,915	—	6,915
Purchase of the Company’s common stock	—	—	—	—	(5,575)	(5,575)
Reclassification of treasury stock per Maryland law	(1)	—	(5,529)	—	5,530	—
Balance, March 31, 2023	$121	$42,870	$553,948	$(41,428)	$—	$555,511

	THREE MONTHS ENDED MARCH 31, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2024	$118	$44,320	$569,872	$(42,481)	$—	$571,829
Net income	—	—	13,407	—	—	13,407
Stock issued under Stock Option Plan	—	487	—	—	205	692
Common cash dividends declared, $0.40 per share	—	—	(4,680)	—	—	(4,680)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Change in fair value of cash flow hedges	—	—	—	(4,532)	—	(4,532)
Change in unrealized loss on held-to-maturity securities	—	—	—	(36)	—	(36)
Change in unrealized loss on available-for-sale securities	—	—	—	(5,460)	—	(5,460)
Purchase of the Company’s common stock	—	—	—	—	(5,835)	(5,835)
Reclassification of treasury stock per Maryland law	(1)	—	(5,629)	—	5,630	—
Balance, March 31, 2024	$117	$44,807	$572,747	$(52,509)	$—	$565,162

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,407	$20,456
Proceeds from sales of loans held for sale	37,509	25,328
Originations of loans held for sale	(41,578)	(26,465)
Items not requiring (providing) cash:
Depreciation	2,111	2,267
Amortization	426	198
Compensation expense for stock option grants	433	397
Provision for credit losses on loans	500	1,500
Provision (credit) for unfunded commitments	130	(826)
Net gain on loan sales	(677)	(389)
Net (gain) loss on sale of premises and equipment	15	(5)
Net loss on sale/write-down of other real estate owned and repossessions	4	76
Accretion of deferred income, premiums, discounts and other	(3,278)	(3,333)
Loss on derivative interest rate products	13	291
Deferred income taxes	(840)	(95)
Changes in:
Interest receivable	(433)	1,623
Prepaid expenses and other assets	(18,468)	(10,955)
Accrued expenses and other liabilities	(17,605)	1,321
Income taxes refundable/payable	1,394	3,783
Net cash provided by (used in) operating activities	(26,937)	15,172

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	9,957	(62,080)
Purchase of loans	(6,251)	(400)
Purchase of premises and equipment	(809)	(2,651)
Proceeds from sale of premises and equipment	4	28
Proceeds from sale of other real estate owned and repossessions	25	41
Proceeds from maturities and calls of available-for-sale securities	—	1,008
Principal reductions on mortgage-backed securities	7,296	7,490
Investment in tax credit partnerships	(6,100)	(9,730)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	9,426	3,156
Net cash provided by (used in) investing activities	13,548	(63,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(8,714)	39,355
Net increase in checking and savings deposits	60,430	73,728
Net decrease in short-term borrowings	(249,328)	(40,062)
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	180,000	—
Advances from borrowers for taxes and insurance	1,413	1,496
Purchase of the Company’s common stock	(5,835)	(5,575)
Dividends paid	(4,722)	(4,893)
Stock options exercised	259	73
Net cash provided by (used in) financing activities	(26,497)	64,122

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,886)	16,156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,333	168,520
CASH AND CASH EQUIVALENTS, END OF PERIOD	$171,447	$184,676

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2023, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company has corrected its Consolidated Statements of Cash Flows for the three months ended March 31, 2023 within this Quarterly Report on Form 10-Q for an error in classification within the operating activities section of the statements of cash flows regarding amortization of terminated hedging transactions and for an error in classification regarding investments in tax credit partnerships between the operating activities and investing activities sections of the statements of cash flows.

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

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its statements of cash flows are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Stockholders’ Equity, or notes to these financial statements, for any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the three months ended March 31, 2023 in this Quarterly Report on Form 10-Q.

A summary of corrections reflecting the prior period impacts to the Company’s Consolidated Statements of Cash Flows are shown below (in thousands of dollars):

	For the Three Months Ended March 31, 2023
	As Previously
	Presented	Net Change	As Corrected
Operating Activities
Accretion of deferred income, premiums, discounts and other	$(1,331)	$(2,002)	$(3,333)
Prepaid expenses and other assets	(22,687)	11,732	(10,955)
Net cash provided by operating activities	5,442	9,730	15,172

Investing Activities
Investment in tax credit partnerships	—	(9,730)	(9,730)
Net cash used in investing activities	(53,408)	(9,730)	(63,138)

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company. The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas. The Bank also originates commercial loans from lending offices in Atlanta; Charlotte, North Carolina; Chicago; Dallas; Denver; Omaha, Nebraska; and Phoenix. The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, certain LIBOR rates may no longer be published. As a result, LIBOR is expected to be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permit changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and provide relief for assessing hedge effectiveness for cash flow hedges. ASU 2020-04 was effective upon issuance; however, the guidance was originally only available generally through December 31, 2022. Based upon amendments provided in ASU 2022-06 discussed below, provisions of ASU 2020-04 can now generally be applied through December 31, 2024. The application of ASU 2020-04 has not had, and is not expected to have; a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance; however, the guidance was originally only available generally through December 31, 2022. Based upon amendments provided in ASU 2022-06 discussed below, provisions of ASU 2021-01 can now generally be applied through December 31, 2024. ASU 2021-01 has not had, and is not expected to have; a material impact on the Company’s consolidated financial statements.

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. Currently, the Company does not have a material amount of tax credit structures, other than low-income housing tax credit structures. ASU 2023-02 became effective for the Company on January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements and resulted in a reduction of retained earnings of $223,000 upon adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 implements a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, expands certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply Topic 280 in its entirety and permits more than one measure of segment profit or loss to be reported under certain conditions. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the requirements of the expanded segment disclosures but does not currently expect the additional disclosures to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. While the Company is currently assessing the impact applying this standard will have on its income tax disclosures, the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2024	2023

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,767	12,201
Net income	$13,407	$20,456
Per common share amount	$1.14	$1.68

Diluted:
Average common shares outstanding	11,767	12,201
Net effect of dilutive stock options – based on the treasury stock method using average market price	55	70
Diluted common shares	11,822	12,271
Net income	$13,407	$20,456
Per common share amount	$1.13	$1.67

Options outstanding at March 31, 2024 and 2023, to purchase 871,587 and 672,368 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three-month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2024 and 2023, respectively.

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

The amortized cost and fair values of securities were as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$312,068	$—	$40,816	$271,252
Agency collateralized mortgage obligations	85,549	—	10,242	75,307
States and political subdivisions	59,009	182	2,208	56,983
Small Business Administration securities	69,609	—	7,843	61,766
	$526,235	$182	$61,109	$465,308

	March 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,194	$2,293	$74,487	$—	$9,210	$65,277
Agency collateralized mortgage obligations	115,110	(2,410)	112,700	—	15,819	96,881
States and political subdivisions	6,174	5	6,179	—	581	5,598
	$193,478	$(112)	$193,366	$—	$25,610	$167,756

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	—	—	—	—
After three through four years	245	245	—	—
After four through five years	960	974	—	—
After five through fifteen years	10,726	10,534	3,247	2,931
After fifteen years	47,078	45,230	2,932	2,667
Securities not due on a single maturity date	467,226	408,325	187,187	162,158
	$526,235	$465,308	$193,366	$167,756

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at March 31, 2024 and December 31, 2023, was approximately $458.8 million and $456.9 million, respectively, which is approximately 98.6% and 95.5% of the Company’s total available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at March 31, 2024 and December 31, 2023, which was $193.4 million and $195.0 million, respectively. Total fair value of these investments at March 31, 2024 and December 31, 2023 was approximately $167.8 million and $171.2 million, respectively. Held-to-maturity investment securities are evaluated for potential credit losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes at March 31, 2024, that it had ample liquidity sources to fund its ongoing operations.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these available-for-sale debt securities are not credit related.

The following table shows the Company’s available-for-sale and held-to-maturity securities’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$5,369	$(46)	$265,883	$(40,770)	$271,252	$(40,816)
Agency collateralized mortgage obligations	—	—	75,307	(10,242)	75,307	(10,242)
Small Business Administration securities	—	—	61,766	(7,843)	61,766	(7,843)
States and political subdivisions securities	13,200	(143)	37,304	(2,065)	50,504	(2,208)
	$18,569	$(189)	$440,260	$(60,920)	$458,829	$(61,109)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,277	$(9,210)	$65,277	$(9,210)
Agency collateralized mortgage obligations	—	—	96,881	(15,819)	96,881	(15,819)
States and political subdivisions securities	—	—	5,598	(581)	5,598	(581)
	$—	$—	$167,756	$(25,610)	$167,756	$(25,610)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
Small Business Administration securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
States and political subdivisions securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

There were no sales of available-for-sale securities during the three months ended March 31, 2024 or the three months ended March 31, 2023.

Allowance for Credit Losses. On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of March 31, 2024 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

Regarding securities issued by state and political subdivisions, management considers the following when evaluating these securities: (i) current issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) updated financial information of the issuer, (v) internal forecasts and (vi) whether such securities provide insurance or other credit enhancement or are pre-refunded by the issuers. These securities are generally highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

In addition, the Company is required to record an allowance for off balance sheet credit exposures: unfunded lines of credit, undisbursed portions of loans, written residential and commercial commitments, and letters of credit. To determine the amount needed for allowance purposes, a utilization rate is determined either by the model or internally for each pool. Our loss model calculates the reserve on unfunded commitments based upon the utilization rate multiplied by the average loss rate factors in each pool with unfunded and committed balances. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans; however, the liability for unfunded lending commitments incorporates assumptions for the portion of unfunded commitments that are expected to be funded.

Classes of loans at March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023

	(In Thousands)
One- to four-family residential construction	$33,984	$29,628
Subdivision construction	20,252	23,359
Land development	45,878	48,015
Commercial construction	692,550	703,407
Owner occupied one- to four-family residential	757,975	769,260
Non-owner occupied one- to four-family residential	122,383	121,275
Commercial real estate	1,502,625	1,521,032
Other residential (multi-family)	1,040,306	942,071
Commercial business	259,476	318,050
Industrial revenue bonds	11,812	12,047
Consumer auto	26,953	28,343
Consumer other	28,524	28,978
Home equity lines of credit	115,399	115,883
	4,658,117	4,661,348
Allowance for credit losses	(65,087)	(64,670)
Deferred loan fees and gains, net	(6,777)	(7,058)
	$4,586,253	$4,589,620

Weighted average interest rate	6.26%	6.25%

Classes of loans by aging were as follows as of the dates indicated:

	March 31, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$33,984	$33,984	$—
Subdivision construction	—	—	—	—	20,252	20,252	—
Land development	—	—	384	384	45,494	45,878	—
Commercial construction	—	—	—	—	692,550	692,550	—
Owner occupied one- to four-family residential	2,385	—	626	3,011	754,964	757,975	—
Non-owner occupied one- to four-family residential	503	—	—	503	121,880	122,383	—
Commercial real estate	13,545	—	10,612	24,157	1,478,468	1,502,625	—
Other residential (multi-family)	—	—	9,572	9,572	1,030,734	1,040,306	—
Commercial business	823	—	—	823	258,653	259,476	—
Industrial revenue bonds	—	—	—	—	11,812	11,812	—
Consumer auto	56	20	9	85	26,868	26,953	—
Consumer other	107	8	27	142	28,382	28,524	—
Home equity lines of credit	57	—	41	98	115,301	115,399	—

Total	$17,476	$28	$21,271	$38,775	$4,619,342	$4,658,117	$—

	December 31, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$29,628	$29,628	$—
Subdivision construction	—	—	—	—	23,359	23,359	—
Land development	—	—	384	384	47,631	48,015	—
Commercial construction	—	—	—	—	703,407	703,407	—
Owner occupied one- to four-family residential	2,778	125	722	3,625	765,635	769,260	—
Non-owner occupied one- to four-family residential	—	—	—	—	121,275	121,275	—
Commercial real estate	187	92	10,552	10,831	1,510,201	1,521,032	—
Other residential (multi-family)	9,572	—	—	9,572	932,499	942,071	—
Commercial business	—	—	31	31	318,019	318,050	—
Industrial revenue bonds	—	—	—	—	12,047	12,047	—
Consumer auto	116	65	8	189	28,154	28,343	—
Consumer other	137	—	42	179	28,799	28,978	—
Home equity lines of credit	335	26	9	370	115,513	115,883	—

Total	$13,125	$308	$11,748	$25,181	$4,636,167	$4,661,348	$—

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

Non-accruing loans are summarized as follows:

	March 31,	December 31,
	2024	2023

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	384
Commercial construction	—	—
Owner occupied one- to four-family residential	626	722
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	10,612	10,552
Other residential (multi-family)	9,572	—
Commercial business	—	31
Industrial revenue bonds	—	—
Consumer auto	9	8
Consumer other	27	42
Home equity lines of credit	41	9
Total non-accruing loans	$21,271	$11,748

No interest income was recorded on nonaccrual loans for the three months ended March 31, 2024 and 2023, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of March 31, 2024 and December 31, 2023, had an amortized cost of $2.6 million and $792,000, respectively. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, the Company recorded provision expense of $500,000 on its portfolio of outstanding loans. During the three months ended March 31, 2023, the Company recorded provision expense of $1.5 million on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	647	1,079	(1,590)	(363)	1,851	(124)	1,500
Losses charged off	(31)	—	—	—	—	(434)	(465)
Recoveries	10	—	—	—	148	314	472
Balance, March 31, 2023	$11,797	$13,189	$25,506	$2,502	$7,821	$4,172	$64,987

Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(107)	516	1,298	(96)	(1,596)	485	500
Losses charged off	(56)	—	—	—	(31)	(340)	(427)
Recoveries	3	—	—	—	88	253	344
Balance, March 31, 2024	$9,660	$13,886	$29,469	$2,748	$5,396	$3,928	$65,087

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three months ended March 31, 2024 and 2023. The provision for losses on unfunded commitments for the three months ended March 31, 2024 was a provision expense of $130,000, compared to a credit (negative expense) of $826,000 for the three months ended March 31, 2023.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	96	(566)	29	89	(471)	(3)	(826)
Balance, March 31, 2023	$832	$8,058	$445	$891	$1,263	$501	$11,990

Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(27)	(28)	(5)	(232)	394	28	130
Balance, March 31, 2024	$679	$3,978	$614	$509	$1,353	$484	$7,617

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2024		December 31, 2023
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	384	13	384	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	529	15	691	29
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	10,523	1,200	10,548	1,200
Other residential (multi-family)	16,734	126	7,162	—
Commercial business	—	—	—	—
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	—	—	—	—

Total	$28,170	$1,354	$18,785	$1,229

Modified Loans. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring (TDR) recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Adoption of this ASU on January 1, 2023 did not have a material impact on the Company’s results of operations, financial position or liquidity, but resulted in additional disclosure requirements related to gross charge offs by vintage year and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Company has adopted this update prospectively. Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty.

The estimate of lifetime expected losses utilized in the allowance for credit losses model is developed using average historical loss on loans with similar risk characteristics, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a charge to the allowance for credit losses is generally not recorded upon modification. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans. If collection efforts have begun and the modified loan is subsequently deemed collateral-dependent, the loan is placed on non-accrual status and the allowance for credit losses is determined based on an individual evaluation. If necessary, the loan is charged down to fair market value less estimated sales costs.

The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted as of the dates and for the periods indicated. Each of the types of concessions granted comprised 2.0% or less of their respective classes of loan portfolios. No new loan modifications were made to borrowers experiencing financial difficulty during the three months ending March 31, 2024. During the three months ended March 31, 2024, principal forgiveness of $14,000 was completed on consumer loans. During the three months ended March 31, 2023, principal forgiveness of $4,000 was completed on consumer loans.

	Amortized Cost Basis at March 31, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modification

	(In Thousands)
Construction and land development	$—	$—	$1,516	$1,516
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,744	—	2,744
Commercial real estate	—	75	20,185	20,260
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,826	$21,701	$24,532

	Amortized Cost Basis at December 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,553	$1,553
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,750	—	2,750
Commercial real estate	—	77	20,365	20,442
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,834	$21,918	$24,757

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following tables depict the performance (under modified terms) at March 31, 2024 and at December 31, 2023 of loans that were modified at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,516	$—	$—	$1,516
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,744	—	—	2,744
Commercial real estate	12,333	—	7,927	20,260
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,605	$—	$7,927	$24,532

	December 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,553	$—	$—	$1,553
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,750	—	—	2,750
Commercial real estate	12,384	—	8,058	20,442
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,699	$—	$8,058	$24,757

Loan Risk Ratings. The nature and extent of impairments of modified loans, including those that have experienced a subsequent payment default, are considered in the determination of an appropriate level of the allowance for credit losses. The Company utilizes an internal risk rating system comprised of a series of grades to categorize loans according to perceived risk associated with the expectation of debt repayment. The analysis of the borrower’s ability to repay considers specific information, including but not limited to current financial information, historical payment experience, industry information and collateral levels and types. A risk rating is assigned at loan origination and then monitored throughout the contractual term for possible risk rating changes.

Satisfactory loans range from Excellent to Moderate Risk, but generally are loans supported by strong recent financial statements. The character and capacity of the borrower are solid, including reasonable project performance, good industry experience, liquidity and/or net worth. The probability of financial deterioration seems unlikely. Repayment is expected from approved sources over a reasonable period of time.

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

Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects or the Bank’s credit position at some future date. This is a transitional grade closely monitored for improvement or deterioration.

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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of March 31, 2024 and December 31, 2023.

	Term Loans by Origination Year
							Revolving
March 31, 2024	2024 YTD	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$1,514	$16,483	$8,388	$40	$—	$—	$7,559	$33,984
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	1,514	16,483	8,388	40	—	—	7,559	33,984
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	—	288	910	18,629	40	385	—	20,252
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	—	288	910	18,629	40	385	—	20,252
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	4,310	14,900	8,549	5,609	3,663	7,863	600	45,494
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	4,310	14,900	8,549	5,609	3,663	7,863	984	45,878
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	4,182	80,004	445,698	144,609	18,057	—	—	692,550
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,182	80,004	445,698	144,609	18,057	—	—	692,550
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	8,672	66,264	326,568	196,149	105,903	174,438	410	878,404
Watch (5)	—	—	—	—	147	1,016	43	1,206
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	529	—	196	23	748
Total	8,672	66,264	326,568	196,678	106,050	175,650	476	880,358
Current Period Gross Charge Offs	—	49	—	—	—	7	—	56

Other residential (multi-family)
Satisfactory (1-4)	275	48,301	167,404	449,119	182,031	170,103	3,595	1,020,828
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	2,744	—	2,744
Classified (7-9)	—	—	—	—	—	16,734	—	16,734
Total	275	48,301	167,404	449,119	182,031	189,581	3,595	1,040,306
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	5,112	54,577	322,082	219,937	98,783	748,883	33,060	1,482,434
Watch (5)	—	—	104	—	—	5,097	—	5,201
Special Mention (6)	—	—	—	—	—	4,377	—	4,377
Classified (7-9)	—	—	—	87	—	10,526	—	10,613
Total	5,112	54,577	322,186	220,024	98,783	768,883	33,060	1,502,625
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	4,734	31,850	69,825	24,769	10,338	59,852	54,255	255,623
Watch (5)	—	—	—	—	—	13	—	13
Special Mention (6)	—	—	1,142	3,755	43	—	10,700	15,640
Classified (7-9)	—	—	—	—	12	—	—	12
Total	4,734	31,850	70,967	28,524	10,393	59,865	64,955	271,288
Current Period Gross Charge Offs	—	—	—	4	27	—	—	31

Consumer
Satisfactory (1-4)	5,038	14,466	10,141	4,940	2,224	11,830	121,293	169,932
Watch (5)	—	—	3	19	5	202	152	381
Special Mention (6)	—	—	—	—	—	—	393	393
Classified (7-9)	2	20	28	10	—	67	43	170
Total	5,040	14,486	10,172	4,969	2,229	12,099	121,881	170,876
Current Period Gross Charge Offs	—	2	80	1	3	246	8	340

Combined
Satisfactory (1-4)	33,837	327,133	1,359,565	1,063,801	421,039	1,173,354	220,772	4,599,501
Watch (5)	—	—	107	19	152	6,328	195	6,801
Special Mention (6)	—	—	1,142	3,755	43	7,121	11,093	23,154
Classified (7-9)	2	20	28	626	12	27,523	450	28,661
Total	$33,839	$327,153	$1,360,842	$1,068,201	$421,246	$1,214,326	$232,510	$4,658,117
Current Period Gross Charge Offs	$—	$51	$80	$5	$30	$253	$8	$427

	Term Loans by Origination Year
							Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$12,528	$9,878	$41	$—	$—	$—	$7,181	$29,628
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	12,528	9,878	41	—	—	—	7,181	29,628
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	532	1,022	21,333	43	64	365	—	23,359
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	532	1,022	21,333	43	64	365	—	23,359
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	14,860	12,564	5,658	3,682	5,458	4,531	878	47,631
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	14,860	12,564	5,658	3,682	5,458	4,531	1,262	48,015
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	60,895	422,727	203,918	15,867	—	—	—	703,407
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	60,895	422,727	203,918	15,867	—	—	—	703,407
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	66,733	330,489	203,781	108,232	60,288	118,570	483	888,576
Watch (5)	—	—	—	—	171	862	46	1,079
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	543	148	—	189	—	880
Total	66,733	330,489	204,324	108,380	60,459	119,621	529	890,535
Current Period Gross Charge Offs	—	—	—	—	—	11	20	31

Other residential (multi-family)
Satisfactory (1-4)	18,795	108,389	391,516	180,916	108,173	111,462	3,335	922,586
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	12,322	—	12,322
Classified (7-9)	—	—	—	—	—	7,163	—	7,163
Total	18,795	108,389	391,516	180,916	108,173	130,947	3,335	942,071
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	53,158	284,738	237,822	103,393	161,680	624,515	35,276	1,500,582
Watch (5)	—	—	—	—	154	5,348	—	5,502
Special Mention (6)	—	—	—	—	—	4,396	—	4,396
Classified (7-9)	—	—	—	—	—	10,552	—	10,552
Total	53,158	284,738	237,822	103,393	161,834	644,811	35,276	1,521,032
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	58,551	92,224	30,361	15,371	10,043	55,044	57,177	318,771
Watch (5)	—	—	—	—	—	1,369	—	1,369
Special Mention (6)	—	1,186	3,840	—	—	—	4,900	9,926
Classified (7-9)	—	—	4	27	—	—	—	31
Total	58,551	93,410	34,205	15,398	10,043	56,413	62,077	330,097
Current Period Gross Charge Offs	—	7	—	—	—	1,030	—	1,037

Consumer
Satisfactory (1-4)	16,629	12,010	6,163	2,811	828	12,089	122,166	172,696
Watch (5)	—	3	21	6	3	201	154	388
Special Mention (6)	—	—	—	—	—	—	8	8
Classified (7-9)	—	42	12	—	—	49	9	112
Total	16,629	12,055	6,196	2,817	831	12,339	122,337	173,204
Current Period Gross Charge Offs	4	135	24	3	18	1,493	77	1,754

Combined
Satisfactory (1-4)	302,681	1,274,041	1,100,593	430,315	346,534	926,576	226,496	4,607,236
Watch (5)	—	3	21	6	328	7,780	200	8,338
Special Mention (6)	—	1,186	3,840	—	—	16,718	4,908	26,652
Classified (7-9)	—	42	559	175	—	17,953	393	19,122
Total	$302,681	$1,275,272	$1,105,013	$430,496	$346,862	$969,027	$231,997	$4,661,348
Current Period Gross Charge Offs	$4	$142	$24	$3	$18	$2,534	$97	$2,822

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states. At March 31, 2024, the Company had 22 such investments, with a net carrying value of $69.9 million. At December 31, 2023, the Company had 22 such investments, with a net carrying value of $66.3 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $73.1 million as of March 31, 2024, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $66.3 million, assuming all projects currently under construction are completed and funded as planned. The Company’s usage of federal affordable housing tax credits approximated $2.8 million and $1.9 million during the three months ended March 31, 2024 and March 31, 2023, respectively. Investment amortization was $2.6 million for the three months ended March 31, 2024, compared to $1.8 million for the three months ended March 31, 2023.

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At March 31, 2024, the Company had one such investment, with a net carrying value of $274,000. At December 31, 2023, the Company had one such investment, with a net carrying value of $361,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the proportional amortization method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $30,000 and $25,000 during the three months ended March 31, 2024 and March 31, 2023, respectively. Investment amortization amounted to $25,000 and $21,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these New Market Tax Credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At March 31, 2024, the Company had one such investment, with a net carrying value of $191,000. At December 31, 2023, the Company had one such investment, with a net carrying value of $415,000. Under prior tax law, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income has not been material. Currently, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $76,000 and $64,000 during the three months ended March 31, 2024 and March 31, 2023, respectively. Investment amortization amounted to $64,000 and $53,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these Rehabilitation/Historic Tax Credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2024	2023

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential (multi-family)	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	47	23

Total foreclosed assets held for sale and repossessions	47	23

Other real estate owned not acquired through foreclosure	995	—

Total other real estate owned and repossessions	$1,042	$23

At March 31, 2024, other real estate owned not acquired through foreclosure included one property, which was a branch location that was closed and held for sale. This property was sold in April 2024 at an immaterial loss. At December 31, 2023, there was no other real estate owned not acquired through foreclosure.

At March 31, 2024 and December 31, 2023, residential mortgage loans totaling $41,000 and $-0-, respectively, were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	March 31,
	2024	2023

	(In Thousands)
Net loss on sales of other real estate owned and repossessions	$4	$3
Valuation write-downs	—	74
Operating expenses, net of rental income	57	77
	$61	$154

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	March 31,	December 31,
	2024	2023

	(In Thousands)
Land	$39,274	$39,617
Buildings and improvements	106,787	107,602
Furniture, fixtures and equipment	70,227	70,162
Operating leases right of use asset	6,623	6,621
	222,911	224,002
Less: accumulated depreciation	86,635	85,411
	$136,276	$138,591

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of March 31, 2024, the lease right of use asset value was $6.6 million and the corresponding lease liability was $6.8 million. As of December 31, 2023, the lease right of use asset value was $6.6 million and the corresponding lease liability was $6.9 million. At March 31, 2024, expected lease terms ranged from 3.3 years to 14.7 years with a weighted-average lease term of 7.6 years. The weighted-average discount rate at March 31, 2024 was 3.99%.

For the three months ended March 31, 2024 and 2023, lease expense was $483,000 and $411,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material, the total lease expense related to ATMs for the three months ended March 31, 2024, and 2023 was $81,000 and $72,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended March 31, 2024 and 2023, income recognized from these lease agreements was $341,000 and $324,000, respectively, and was included in occupancy and equipment expense.

	March 31, 2024	December 31, 2023

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$6,623	$6,621
Operating leases liability	$6,841	$6,870

	For the Three Months Ended
	March 31, 2024	March 31, 2023

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$483	$411

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$514	$405
Right of use assets obtained in exchange for lease obligations:
Operating leases	$275	$296

At March 31, 2024, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2024	$917
2025	1,204
2026	1,225
2027	1,173
2028	900
2029	581
Thereafter	1,988

Future lease payments expected	7,988

Less: interest portion of lease payments	(1,147)

Lease liability	$6,841

NOTE 10: DEPOSITS

	Weighted Average	March 31,	December 31,
	Interest Rate	2024	2023

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$876,672	$895,496
Interest-bearing checking and savings accounts	1.77% and 1.67%	2,295,736	2,216,482
		3,172,408	3,111,978

Certificate accounts	0.00% - 0.99%	73,436	86,831
	1.00% - 1.99%	18,282	22,485
	2.00% - 2.99%	9,823	44,354
	3.00% - 3.99%	22,708	46,304
	4.00% - 4.99%	786,223	739,645
	5.00% and above	5,037	8,583
		915,509	948,202

Brokered deposits	5.12% and 5.20%	685,480	661,528
		685,480	661,528

		$4,773,397	$4,721,708

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $685.5 million and $661.5 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, brokered deposits included $300.0 million of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At March 31, 2024, there were brokered deposits totaling $185.3 million that had fixed rates of interest but were callable at the Bank’s discretion. At March 31, 2024, approximately 32% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries; approximately 15% of the Company’s total deposits were uninsured at March 31, 2024.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2024 and December 31, 2023, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At December 31, 2023, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31,	December 31,
	2024	2023

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,347	$1,610
Securities sold under reverse repurchase agreements	72,778	70,843
Short-term borrowings from Federal Reserve Bank	180,000	—
Overnight borrowings from the Federal Home Loan Bank	—	251,000
	$254,125	$323,453

Borrowings from the Federal Reserve Bank at March 31, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $193 million as of March 31, 2024.

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

The following table reflects the Company’s securities sold under reverse repurchase agreements, by collateral type. These securities contractually mature daily.

	March 31, 2024	December 31, 2023

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$72,778	$70,843

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

Amortization of the debt issuance costs during the three months ended March 31, 2024 and 2023, totaled $74,000 and $75,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.92%.

At March 31, 2024 and December 31, 2023, subordinated notes were as follows:

	March 31, 2024	December 31, 2023

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	347	421
	$74,653	$74,579

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2024	2023
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.6)	(0.5)
Tax credits	(5.0)	(2.2)
State taxes	3.0	1.7
Other	0.7	1.2
	19.1%	21.2%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2019 are now closed. In addition, there are no pending audits by any state jurisdiction at March 31, 2024.

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

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2024 and December 31, 2023:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2024
Available-for-sale securities
Agency mortgage-backed securities	$271,252	$—	$271,252	$—
Agency collateralized mortgage obligations	75,307	—	75,307	—
States and political subdivisions securities	56,983	—	56,983	—
Small Business Administration securities	61,766	—	61,766	—
Interest rate derivative asset	9,093	—	9,093	—
Interest rate derivative liability	(30,202)	—	(30,202)	—

December 31, 2023
Available-for-sale securities
Agency mortgage-backed securities	$280,231	$—	$280,231	$—
Agency collateralized mortgage obligations	75,946	—	75,946	—
States and political subdivisions securities	58,137	—	58,137	—
Small Business Administration securities	63,893	—	63,893	—
Interest rate derivative asset	8,205	—	8,205	—
Interest rate derivative liability	(25,336)	—	(25,336)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2024 and December 31, 2023 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the three-month period ended March 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at March 31, 2024 or December 31, 2023.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2024
Collateral-dependent loans	$17,059	$—	$—	$17,059

December 31, 2023
Collateral-dependent loans	$7,372	$—	$—	$7,372

The following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At March 31, 2024 and December 31, 2023, the aggregate fair value of mortgage loans held for sale was not materially different from their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2024 or the year ended December 31, 2023, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at March 31, 2024 or December 31, 2023.

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

	March 31, 2024			December 31, 2023
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$171,447	$171,447	1	$211,333	$211,333	1
Held-to-maturity securities	193,366	167,756	2	195,023	171,193	2
Mortgage loans held for sale	10,905	10,905	2	5,849	5,849	2
Loans, net of allowance for credit losses	4,586,253	4,399,795	3	4,589,620	4,402,314	3
Interest receivable	21,639	21,639	3	21,206	21,206	3
Investment in FHLBank stock and other assets	16,887	16,887	3	26,313	26,313	3

Financial liabilities
Deposits	4,773,397	4,766,200	3	4,721,708	4,714,624	3
Short-term borrowings	254,125	254,125	3	323,453	323,453	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,653	72,188	2	74,579	71,625	2
Interest payable	8,135	8,135	3	6,225	6,225	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	59	59	3	78	78	3
Lines of credit	—	—	3	—	—	3

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

At March 31, 2024, the Company had five interest rate swaps totaling $76.0 million in notional amount with commercial customers, and five interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, the Company has one participation loan purchased totaling $8.6 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2023, the Company had six interest rate swaps, totaling $82.2 million in notional amount, with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2023, the Company had one participation loan purchased totaling $8.6 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended March 31, 2024 and 2023, the Company recognized net losses of $13,000 and $291,000, respectively, in non-interest income related to changes in the fair value of these swaps.

Fair Value Hedges

Interest Rate Swaps. As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in February 2023, the Company entered into interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of certain of its fixed rate brokered deposits. The total notional amount of the swaps was $95 million with a termination date of February 28, 2025. Under the terms of the swaps, the Company received a fixed rate of interest of 4.65% and paid a floating rate of interest equal to USD-SOFR-COMPOUND plus a spread. The floating rate reset monthly and net settlements of interest due to/from the counterparty occurred monthly. To the extent that the fixed rate of interest exceeded USD-SOFR-COMPOUND plus the spread, the Company received net interest settlements, which were recorded as a reduction of deposit interest expense. If USD-SOFR-COMPOUND plus the spread exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as interest expense on deposits.

In January 2024, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company recorded a market value adjustment to the brokered deposits of $163,000, which is being amortized as a reduction of interest expense beginning in January 2024 through February 2025.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI) and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At March 31, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly. The Company recorded $2.0 million of interest income related to this terminated swap in each of the three months ended March 31, 2024 and 2023.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once USD-LIBOR rate ceased to be available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent the floating rate of interest exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeded the floating rate of interest, the Company received net interest settlements, which were recorded as loan interest income. As this interest rate swap has reached its contractual termination date, there will be no further interest income impacts related to this swap. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the three months ended March 31, 2024, compared to a reduction of $2.2 million in the three months ended March 31, 2023.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At March 31, 2024, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.32240%. The Company recorded a reduction of loan interest income related to these swap transactions totaling $2.8 million in the three months ended March 31, 2024, compared to no reduction of interest income in the 2023 period.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three-months ended March 31, 2024 and 2023, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2024	2023

		(In Thousands)
Derivatives designated as hedging instruments
Derivative Liabilities
Active interest rate swap	Accrued expenses and other liabilities	$21,233	$17,296

Total derivatives designated as hedging instruments		$21,233	$17,296

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$9,093	$8,205

Total derivatives not designated as hedging instruments		$9,093	$8,205

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$8,969	$8,040

Total derivatives not designated as hedging instruments		$8,969	$8,040

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2024	2023

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,564)	$(1,546)
Active interest rate swaps, net of income taxes	(2,968)	6,575
	$(4,532)	$5,029

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended March 31,
Cash Flow Hedges	2024		2023
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$77,390	$—	$71,463	$—
Total Interest Expense	—	32,574	—	18,271
	$77,390	$32,574	$71,463	$18,271

Terminated interest rate swap	$2,047	$—	$2,003	$—
Active interest rate swaps	(4,653)	—	(2,154)	—
	$(2,606)	$—	$(151)	$—

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

At March 31, 2024, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and an active interest rate swap to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $125,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At March 31, 2024, the Company had given cash collateral to one derivative counterparty of $13.4 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $9.1 million for commercial lending swaps and collateral from the Company of $22.2 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at March 31, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”), in the Company’s other press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements.

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

The Company does not undertake-and specifically declines any obligation- to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Allowance for Credit Losses

On January 1, 2021, the Company adopted the new accounting standard related to the allowance for credit losses. This standard eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for additional information.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, commercial real estate price index, consumer sentiment and construction spending. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages using a straight-line method. The forecast-adjusted loss rate is applied to the principal balance over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation and risk assessment of individual credit relationships. From time to time, certain credit relationships may deteriorate due to changes in payment performance, cash flow of the borrower, value of collateral, or other factors. Due to these changing circumstances, management may revise its loss estimates and assumptions for these specific credits. In some cases, losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently, if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2024, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2024, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At March 31, 2024, the amortizable intangible assets included the arena naming rights of $5.0 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of March 31, 2024. While management believes no impairment existed at March 31, 2024, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	March 31,	December 31,
	2024	2023

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	5,023	5,131
	$10,419	$10,527

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

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and $1.7 trillion in fiscal 2023.

The Federal Reserve aggressively raised the federal funds interest rates since early 2022 through mid-2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve has made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve's preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023, but core PCE, which excludes food and energy prices, has been slower to retreat and sat at 2.8% at March 2024, above the Federal Reserve's target of 2.0%.

Moody’s is projecting real GDP in 2024 to be higher than previously forecast, but the persistence of high interest rates may slow economic growth. Real GDP is projected to rise 2.6% in 2024 on an annual average basis, an upward revision of 0.1%, and is projected to grow 1.6% in 2025 and 1.9% in 2026.

Employment

The national unemployment rate has ranged from 3.4% to 3.8% since March 2022. The number of unemployed individuals also remained steady at 6.4 million as of March 2024 with 303,000 jobs added in March 2024. In March 2024, employment gains in health and private education, government, and leisure and hospitality contributed to 208,000 of the total job gains. Leisure and hospitality employment rebounded to its pre-pandemic level, with 49,000 of job gains in March 2024, partly boosted by the milder winter.

As of March 2024, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.7%. The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 3.3% in March 2023 to 3.6% in March 2024. Unemployment rates for March 2024 in the states where the Company has a branch or a loan production office were Arizona at 3.8%, Arkansas at 3.5%, Colorado at 3.7%, Georgia at 3.1%, Illinois at 4.8%, Iowa at 2.9%, Kansas at 2.7%, Minnesota at 2.7%, Missouri at 3.3%, Nebraska at 2.4%, North Carolina at 3.5% and Texas at 3.9%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate for March 2024 of 3.8%, except for Chicago at 4.7%.

Single Family Housing

Existing home sales decreased 4.3% in March 2024 from February 2024 to a seasonally adjusted annual rate of 4.19 million, down 3.7% from the previous year. In the Midwest, existing-home sales retracted 1.9% from February 2024 to an annual rate of 1.01 million in March 2024, down 1.0% from one year ago.

The median existing-home sales price rose 4.8% from March 2023 to $394,000 in March 2024. All four U.S. regions registered price gains. The median price in the Midwest was $292,000, up 7.5% from March 2023.

Total housing inventory registered at the end of March 2024 was 1.1 million units, up 4.7% from February 2024 and up 14.4% from one year ago of 970,000. Unsold inventory sat at a supply of 3.2 months in March 2024, up from 2.9 months in February 2024 and 2.7 months in March 2023.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards.

Sales of new single‐family houses in March 2024 were at a seasonally adjusted annual rate of 693,000, according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 8.8% above the revised February 2024 rate of 637,000 and 8.3% above the March 2023 rate of 640,000.

The median sales price of new houses sold in March 2024 was $431,000, down from $439,000 in March 2023. The average sales price in March 2024 of $525,000 was up from $520,000 in March 2023. The seasonally‐adjusted estimate of new houses for sale at the end of March 2024 was 477,000. This represented a supply of 8.3 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 7.1% as of April 18, 2024 which is up 6.9% from the previous week and 6.4% from one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

Rising consumer sentiment and slowing inflation resulted in a strong demand rebound in 2023 for the U.S. multifamily market. New deliveries for 2023 were at a 40-year high of almost 583,000 units. Supply additions are projected to fall by 21% in 2024 to 460,000 units, as a higher interest rate environment, combined with a pullback in construction lending, has seen some developers unable to move forward on proposed projects. This suggests the beginning of a meaningful pause in deliveries towards the end of 2024 and into 2025, allowing overbuilt Sun Belt markets to absorb their current supply overhang and return to equilibrium more quickly. Until then, these markets may experience significant performance pressures, especially in the 4 & 5 Star segment, where most of the new supply is priced.

The Midwest and Northeast fared the best in 2023 with nine out of the ten strongest rent growth markets in 2023 from one of those two regions. The Chicago market rents rose from 3.0% to 3.7% in 2023. Downward pressure on rent growth will likely continue in the first half of 2024. Per CoStar projections, markets in the South and luxury properties remain at the most risk for weakness due to oversupply conditions, while Midwest and Northeast locations and mid-priced 3 Star properties could outperform.

Although factors such as declining household formations, rising supply deliveries, and weakening demand may present temporary obstacles, the long-term issue of a major housing shortage remains in our nation. Thus, rent growth is anticipated to rebound above historical averages.

As of March 31, 2024, the national multi-family market vacancy rate was 7.8%. Our market areas reflected the following apartment vacancy levels as of March 2024: Springfield, Missouri at 4.9%, St. Louis at 10.5%, Kansas City at 8.9%, Minneapolis at 8.3%, Tulsa, Dallas-Fort Worth at 10.8%, Chicago at 5.6%, Atlanta at 12.2%, Phoenix at 10.6%, Denver at 9.0% and Charlotte, North Carolina at 11.6%.

Shrinking demand continues to plague the U.S. office market so far in 2024, shooting vacancy up to a record 13.8% and bringing cumulative negative absorption to more than 200 million SF since the beginning of 2020. Deliveries in 2025 are expected to be the lowest in a decade, tapering off to a negligible amount afterward. This should tighten the market for desirable first-generation space.

Higher vacancy and deteriorating rents have severe implications for property values, with further cap rate expansion expected to exacerbate the situation. On average, values are down around 20% since the end of 2021. An additional value correction over the next 12-18 months is expected as a steady stream of low-rate loans maturing into a high rate environment provides motivation for repricing.

Office users are continuing to respond to stable attendance and slowing employment growth by shrinking their footprints, resulting in ongoing occupancy losses. Tenants gave back another 20 million SF in the first quarter of 2024, bringing the market's losing streak to eight consecutive quarters. Shrinking overall demand has produced a negative-sum game in the market for leased space. There currently appears to be little likelihood of a dramatic change in demand conditions in the next 18-24 months, during which about 25% of leases executed before 2020 are set to expire. Thus, the outlook is for a continued rise in vacancy, which is expected to approach, if not exceed, 16% by the end of 2025.

As of March 2024, the national office vacancy rate was 13.8%, while our market areas reflected the following vacancy levels at March 2024: Springfield, Missouri at 4.3%, St. Louis at 10.3%, Kansas City at 12.1%, Minneapolis at 10.9%, Dallas-Fort Worth at 18.1%, Chicago at 16.3%, Atlanta at 15.7%, Denver at 16.5%, Phoenix at 16.1% and Charlotte, North Carolina at 14.5%.

The U.S. retail market is in one of its firmest fundamental positions on record thanks to steadily rising demand, a significant reduction in tenant bankruptcies and store closures, and limited new supply. Demand for retail space has increased by nearly 42 million SF during the past 12 months and over 200 million SF since the start of 2021. While the increase in demand for space has been driven by growth from numerous sources, the most significant gains are from tenants in the food and beverage, discount, off-price, and experiential sectors, which combined accounted for over half of all new leasing activity over the past year. Only 4.8% of retail space is currently available for lease, the lowest level on record.

While demand for space continues to rise, new retail development activity remains minimal. Approximately 62 million SF of new retail space was delivered across the U.S. over the past year, more than 40% below the prior 10-year average. Most retail construction activity comprises single-tenant build-to-suits or smaller ground-floor spaces in mixed-use developments. Over 155 million SF of space has been demolished over the past five years, the vast majority of which was attached to, or within, underperforming malls. Given the structural downshift in activity coupled with the fact that over three-quarters of new deliveries during the past five years have had a tenant in place at delivery, the U.S. retail market has faced virtually no threat from new supply. This looks to continue for the foreseeable future, as retail construction starts fell to new historic lows and higher interest rates challenge the feasibility of many potential new retail developments at current rent levels.

During the first quarter of 2024, national retail vacancy rates remained steady at 4.1% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.8%, St. Louis at 4.5%, Kansas City at 4.0%, Minneapolis at 2.6%, Dallas-Fort Worth at 4.5%, Chicago at 4.9%, Atlanta at 3.6%, Phoenix at 4.7%, Denver at 3.9%, and Charlotte, North Carolina at 2.7%.

U.S. industrial market performance continued to downshift as 2024 kicked off. While the national vacancy rate is not expected to rise well above its 20-year average of 7.1%, the next 6-12 months could still prove to be the market's most challenging period over the next five years. Net absorption has remained positive but continued to lose steam, with early 2024 registering the lowest first quarter absorption tally since 2012. This weakness tied partly to recent 12-year lows in home sales, which has lowered sales of furniture, building materials, and appliances, leading to large distribution center closures by tenants including Bed Bath & Beyond, Ashley Furniture, and Home Depot. Third-party distributors that leased ahead of their long-term space needs during the pandemic have also been closing facilities they opened during 2020-2022.

Oncoming new supply will likely push the national vacancy rate up further through late 2024. Higher interest rates have caused construction starts on new industrial projects to plummet since last fall. The volume of projects completing construction each quarter has already begun to decline and will likely hit 10-year lows in late 2025. This could set the stage for vacancies to begin tightening again and for rent growth to accelerate thereafter.

Overall growth in real consumer goods spending has been re-accelerating since last spring even as inflation persists. Large distribution center expansions by companies that sell necessities consumers are still purchasing in high volume despite inflation, including Burlington Coat Factory, TJX Companies, Chuck and Dwight, and Nestle USA, which have all signed new leases larger than 700,000 SF this year.

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

For the first quarter of 2024, national industrial vacancy rates increased to 6.2% from 4.5% as of March 31, 2023. Our market areas reflected the following industrial vacancy levels as of March 2024: Springfield, Missouri at 1.6%, St. Louis at 4.6%, Kansas City at 5.3%, Minneapolis at 4.0%, Dallas-Fort Worth at 9.5%, Chicago at 5.5%, Atlanta at 6.6%, Phoenix at 9.9%, Denver at 7.7% and Charlotte, North Carolina at 7.1%.

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

Great Southern’s total assets decreased $35.2 million, or 0.6%, from $5.81 billion at December 31, 2023, to $5.78 billion at March 31, 2024. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at March 31, 2024 and December 31, 2023.”

Loans. Net outstanding loans decreased $3.4 million, or 0.1%, from $4.59 billion at December 31, 2023, to $4.59 billion at March 31, 2024. This decrease was primarily in commercial business loans, commercial real estate loans, construction loans and one- to four-family residential loans, significantly offset by an increase in other residential (multi-family) loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family) and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. Underwriting standards and monitoring procedures utilized by the Company are designed to help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses that determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At March 31, 2024 and December 31, 2023, 0.2% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination. At March 31, 2024 and December 31, 2023, an estimated 0.4% and 0.4% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. In the three months ended March 31, 2024, available-for-sale securities decreased $12.9 million, or 2.7%, from $478.2 million at December 31, 2023, to $465.3 million at March 31, 2024.

Held-to-maturity Securities. In the three months ended March 31, 2024, held-to-maturity securities decreased $1.6 million, or 0.8%, from $195.0 million at December 31, 2023, to $193.4 million at March 31, 2024. See Note 5 “Investment Securities” in the Notes to Consolidated Financial Statements included in this report for additional information.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2024, total deposit balances increased $51.7 million, or 1.1%. Compared to December 31, 2023, transaction account balances increased $60.4 million, or 1.9%, to $3.17 billion at March 31, 2024, and retail certificates of deposit decreased $32.7 million, or 3.5%, to $915.5 million at March 31, 2024. The increase in transaction accounts was primarily a result of an increase in various money market accounts as customers sought accounts paying a higher rate of interest. Retail time deposits decreased due to a decrease in retail certificates generated through the banking center network. Competition for time deposits remains significant in many of our markets. Brokered deposits, including IntraFi program purchased funds, were $685.5 million and $661.5 million at March 31, 2024 and December 31, 2023, respectively. The Company uses brokered deposits of select maturities and interest rate characteristics from time to time to supplement its various funding channels and to manage interest rate risk.

Our deposit balances may fluctuate depending on customer preferences and our relative need for funding. We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty. When loan demand trends upward, we can increase rates paid on deposits to attract more deposits and utilize brokered deposits to generate additional funding. The level of competition for deposits in our markets is high. It is our goal to gain deposit market share, particularly checking accounts, in our branch footprint. To accomplish this goal, increasing rates to attract deposits may be necessary, which could negatively impact the Company’s net interest margin.

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three Months Ended March 31, 2024 and 2023 – Liquidity” for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $1.9 million from $70.9 million at December 31, 2023 to $72.8 million at March 31, 2024. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. The Company’s FHLBank term advances were $-0- at both March 31, 2024 and December 31, 2023. At March 31, 2024, there were no overnight borrowings from the FHLBank. At December 31, 2023, there were $251.0 million in overnight borrowings from the FHLBank. In January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $193 million at March 31, 2024. These funds were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank.

Short-term borrowings and other interest-bearing liabilities decreased $71.3 million from $252.6 million at December 31, 2023 to $181.3 million at March 31, 2024. The Company may utilize overnight borrowings, short-term FHLBank advances, and BTFP borrowings from FRBSTL depending on relative interest rates.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At March 31, 2024, the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in 2024 to be unlikely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for several months before any rate cuts occur.

Great Southern’s loan portfolio includes loans ($1.28 billion at March 31, 2024) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after March 31, 2024. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($826.7 million at March 31, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Of these loans, $814.5 million had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($6.7 million at March 31, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At March 31, 2024, nearly all of these SOFR and “prime rate” loans had fully indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

As of March 31, 2024, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a modestly negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

During 2020, we experienced some compression of our net interest margin due to Federal Fund rate cuts during the nine-month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020, and net interest margin remained lower than our historical average in 2021. LIBOR interest rates decreased significantly in 2020 and remained very low in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets.

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three Months Ended March 31, 2024 and 2023.”

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

Business Initiatives

Since early 2022, Great Southern has been preparing to convert to a new core banking platform (New System) to be delivered by a third-party vendor. As previously disclosed, the migration to the New System, originally scheduled for the third quarter of 2023, was delayed to mid-2024. In addition, as also previously disclosed, certain contractual disputes arose between Great Southern and the third-party vendor. While discussions were ongoing between the parties for an extended period of time, no meaningful progress was made in resolving the contractual disputes.

The system migration efforts have been beset by a variety of significant issues, including having missed a second conversion date because of continued operational and system problems. Therefore, Great Southern has taken the following actions to protect its interests. On April 24, 2024, Great Southern informed the third-party vendor that it was terminating the Master Agreement between Great Southern and the third-party vendor in accordance with Great Southern’s rights under the Master Agreement. In addition, on April 24, 2024, Great Southern initiated legal action against the third-party vendor by filing a complaint in the U.S. District Court for the Western District of Missouri, Southern Division. The complaint seeks to recover damages caused by the third-party vendor’s material breach of the Master Agreement, inability and/or inaction on the part of the third-party vendor to effectively and timely manage the system migration, along with the third-party vendor’s misrepresentations and omissions.

Great Southern now expects to continue operations with its current core banking provider, which will allow Great Southern to offer its full array of products and services.

A retail banking center in Springfield, Missouri, was consolidated into a nearby banking center in January 2024. The office at 600 W. Republic Road was consolidated into the Great Southern banking center located at 2945 W. Republic Road, a short distance away. The vacated property was subsequently sold in April 2024.

The Company announced that its 2024 Annual Meeting of Stockholders will be held at 10 a.m. Central Time on May 8, 2024, and will be held in a virtual format. Stockholders will be able to attend the Annual Meeting via a live webcast. Holders of record of Great Southern Bancorp, Inc. common stock at the close of business on the record date, February 28, 2024, may vote during the live webcast of the Annual Meeting or by proxy. Please see the Company’s Notice of Annual Meeting and Proxy Statement available on the Company’s website, www.GreatSouthernBank.com, (click “About” then “Investor Relations”) for additional information about the virtual meeting.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

During the three months ended March 31, 2024, the Company’s total assets decreased by $35.2 million to $5.78 billion. The decrease was primarily in cash and cash equivalents and investment securities.

Cash and cash equivalents were $171.4 million at March 31, 2024, a decrease of $39.9 million, or 18.9%, from $211.3 million at December 31, 2023.

The Company’s available-for-sale securities decreased $12.9 million, or 2.7%, compared to December 31, 2023. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 8.1% and 8.2% of total assets at March 31, 2024 and December 31, 2023, respectively.

The Company’s held-to-maturity securities decreased $1.6 million, or 0.8%, compared to December 31, 2023. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.3% and 3.4% of total assets at March 31, 2024 and December 31, 2023, respectively.

Net loans decreased $3.4 million from December 31, 2023, to $4.59 billion at March 31, 2024. This decrease was primarily in commercial business loans ($58.6 million decrease), commercial real estate loans ($18.4 million decrease), construction loans ($11.8 million decrease) and one- to four-family residential loans ($10.2 million decrease), significantly offset by an increase in other residential (multi-family) loans ($98.2 million increase). The pipeline of loan commitments and the unfunded portion of construction loans remained strong in the first quarter of 2024. As construction projects were completed, the related loans were either moved from the construction category to the appropriate permanent loan categories or paid off.

Total liabilities decreased $28.6 million, from $5.24 billion at December 31, 2023 to $5.21 billion at March 31, 2024. The decrease was primarily due to decreases in short-term borrowings, partially offset by an increase in transaction account deposits and brokered deposits.

Total deposits increased $51.7 million, or 1.1%, from $4.72 billion at December 31, 2023 to $4.77 billion at March 31, 2024. Transaction account balances increased $60.4 million, from $3.11 billion at December 31, 2023 to $3.17 billion at March 31, 2024. Total interest-bearing checking accounts increased $79.2 million while non-interest-bearing checking accounts decreased $18.8 million. Retail certificates of deposit decreased $32.7 million compared to December 31, 2023, to $915.5 million at March 31, 2024. Customer retail time deposits initiated through our banking center network decreased $29.8 million and time deposits initiated through our national internet network decreased $2.9 million.

Brokered deposits increased $24.0 million to $685.5 million at March 31, 2024, compared to $661.5 million at December 31, 2023. Brokered deposits were utilized to offset reductions in balances in other deposit categories and borrowings. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at March 31, 2024, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index.

The Company’s term FHLBank advances were $-0- at both March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities decreased $71.3 million from $252.6 million at December 31, 2023 to $181.3 million at March 31, 2024. At March 31, 2024, none of this total was overnight borrowings from the FHLBank, compared to $154.5 million of overnight borrowings from the FHLBank at December 31, 2023. In January 2024, the Bank borrowed $180.0 million under the BTFP. The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $193 million as of March 31, 2024. These funds were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank.

Securities sold under reverse repurchase agreements with customers increased $1.9 million, or 2.7%, from $70.9 million at December 31, 2023 to $72.8 million at March 31, 2024. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity decreased $6.7 million, from $571.8 million at December 31, 2023 to $565.2 million at March 31, 2024. Accumulated other comprehensive loss (a reduction in equity) increased $10.0 million during the three months ended March 31, 2024, primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of increased market interest rates. Stockholders’ equity also decreased due to repurchases of the Company’s common stock totaling $5.8 million and dividends declared on common stock of $4.7 million. Partially offsetting these decreases were net income of $13.4 million for the three months ended March 31, 2024 and a $692,000 increase in stockholders’ equity due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2024 and 2023

General

Net income was $13.4 million for the three months ended March 31, 2024 compared to $20.5 million for the three months ended March 31, 2023. This decrease of $7.1 million, or 34.5%, was primarily due to a decrease in net interest income of $8.4 million, or 15.7%, and a decrease in non-interest income of $1.1 million, or 13.7%, partially offset by a decrease in income tax expense of $2.3 million, or 42.4%.

Total Interest Income

Total interest income increased $5.9 million, or 8.3%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to a $5.6 million increase in interest income on loans and a $289,000 increase in interest income on investment securities and other interest-earning assets. Interest income from loans and other interest-earning assets increased during the three months ended March 31, 2024 compared to the same period in 2023 due to higher average balances and higher average rates of interest. Interest income from investment securities increased during the three-months ended March 31, 2024 compared to the three-months ended March 31, 2023, primarily due to higher average rates of interest on investment securities mostly offset by lower average balances of investment securities.

Interest Income – Loans

During the three months ended March 31, 2024 compared to the three months ended March 31, 2023, interest income on loans increased $4.8 million due to higher average interest rates on loans. The average yield on loans increased from 5.76% during the three months ended March 31, 2023, to 6.13% during the three months ended March 31, 2024. This increase was primarily due to the repricing of floating rate loans as market interest rates increased. Interest income on loans also increased $878,000 as the result of higher average loan balances, which increased from $4.61 billion during the three months ended March 31, 2023, to $4.67 billion during the three months ended March 31, 2024. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans and the slowed loan prepayments in 2023 and 2024, due to the increase in market interest rates.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate this swap, effective immediately. The Company was paid $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income (AOCI) and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has had the effect of reducing AOCI and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended March 31, 2024 and 2023. At March 31, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once USD-LIBOR rate ceased to be available). The floating rate was reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-LIBOR/SOFR, the Company received net interest settlements, which were recorded as loan interest income. If one-month USD-LIBOR/SOFR exceeded the fixed rate of interest, the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded a reduction in loan interest income related to this swap transaction of $1.9 million and $2.2 million in the three months ended March 31, 2024 and 2023, respectively. As this interest rate swap has reached its contractual termination date, there will be no further interest income impacts related to this swap.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $2.8 million in the three months ended March 31, 2024, compared to no reduction of interest income related to these swap transactions in the 2023 period. At March 31, 2024, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.32240%.

If market interest rates remain near their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $6,000 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Interest income increased $63,000 as a result of higher average interest rates from 2.87% during the three months ended March 31, 2023, to 3.01% during the three months ended March 31, 2024. Substantially offsetting that increase, interest income decreased $57,000 as a result of a decrease in average balances from $706.9 million during the three months ended March 31, 2023, to $669.7 million during the three months ended March 31, 2024. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

Interest income on other interest-earning assets increased $283,000 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Interest income increased $177,000 as a result of higher average interest rates from 4.51% during the three months ended March 31, 2023, to 5.22% during the three months ended March 31, 2024. Interest income increased $106,000 as a result of an increase in average balances from $91.8 million during the three months ended March 31, 2023, to $100.5 million during the three months ended March 31, 2024.

Total Interest Expense

Total interest expense increased $14.3 million, or 78.3%, during the three months ended March 31, 2024, when compared with the three months ended March 31, 2023, due to an increase in interest expense on deposits of $13.0 million, or 88.6%, an increase in interest expense on short-term borrowings of $1.3 million, or 71.0%, and an increase in interest expense on subordinated debentures issued to capital trusts of $61,000, or 15.5%, partially offset by the decrease in interest expense on securities sold under reverse repurchase agreements of $9,000, or 2.6%.

Interest Expense – Deposits

Interest expense on demand and savings deposits increased $5.0 million due to average rates of interest that increased from 0.81% in the three months ended March 31, 2023 to 1.71% in the three months ended March 31, 2024. Interest rates paid on demand deposits were higher in the 2024 period due to significant increases in overall market rates. Interest expense on demand deposits increased $80,000, due to an increase in average balances from $2.18 billion during the three months ended March 31, 2023 to $2.22 billion during the three months ended March 31, 2024. The Company also experienced increased balances in various types of money market accounts due to the increase in average rates on these accounts.

Interest expense on time deposits increased $4.4 million as a result of an increase in average rates of interest from 2.07% during the three months ended March 31, 2023, to 3.93% during the three months ended March 31, 2024. Partially offsetting this increase, interest expense on time deposits decreased $373,000 due to a decrease in average balances of time deposits from $1.02 billion during the three months ended March 31, 2023 to $937.7 million in the three months ended March 31, 2024. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Competition for time deposits remains significant in our market areas, and upon maturity, we lost some of these deposits to competitors. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest compared to the year-ago period due to increases in market interest rates and targeted promotions during 2023 and into early 2024.

Interest expense on brokered deposits increased $3.0 million due to an increase in average balances from $456.8 million during the three months ended March 31, 2023 to $688.8 million during the three months ended March 31, 2024. Interest expense on brokered deposits increased $921,000 due to average rates of interest that increased from 4.53% in the three months ended March 31, 2023 to 5.25% in the three months ended March 31, 2024. Brokered deposits added during 2023 and 2024 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three months ended March 31, 2024 and 2023.

Interest expense on reverse repurchase agreements decreased $27,000 due to lower average balances. The average balance of repurchase agreements decreased from $147.0 million in the three months ended March 31, 2023 to $74.5 million in the three months ended March 31, 2024, which was due to changes in customers’ desire for this product, which can fluctuate. Partially offsetting this decrease, interest expense on reverse repurchase agreements increased $18,000 due to higher average interest rates during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The average rate of interest was 1.80% for the three months ended March 31, 2024 compared to 0.94% for the three months ended March 31, 2023.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $1.1 million during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased from $151.8 million in the three months ended March 31, 2023 to $241.6 million in the three months ended March 31, 2024, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate. Interest expense on short-term borrowings and other interest-bearing liabilities increased $126,000 during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 due to higher average rates of interest. The average rate of interest was 5.07% for the three months ended March 31, 2024, compared to 4.75% for the three months ended March 31, 2023.

During the three months ended March 31, 2024, compared to the three months ended March 31, 2023, interest expense on subordinated debentures issued to capital trusts increased $61,000 due to higher average interest rates. The average interest rate was

7.08% in the three months ended March 31, 2024 compared to 6.18% in the three months ended March 31, 2023. The subordinated debentures are variable-rate debentures, which bear interest at an average rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusting quarterly, which was 7.17% at March 31, 2024. There was no change in the average balance of the subordinated debentures between the 2023 and 2024 periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. There was no change in the interest expense on subordinated notes during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Net Interest Income

Net interest income for the three months ended March 31, 2024 decreased $8.4 million to $44.8 million compared to $53.2 million for the three months ended March 31, 2023. Net interest margin was 3.32% in the three months ended March 31, 2024, compared to 3.99% in the three months ended March 31, 2023, a decrease of 67 basis points, or 16.8%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings and subordinated debentures issued to capital trust.

The Company’s overall average interest rate spread decreased 87 basis points, or 24.6%, from 3.53% during the three months ended March 31, 2023 to 2.66% during the three months ended March 31, 2024. The decrease was due to a 124 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 37 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 37 basis points, the yield on investment securities increased 14 basis points and the yield on other interest-earning assets increased 71 basis points. The rate paid on deposits increased 127 basis points, the rate paid on reverse repurchase agreements increased 86 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 32 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 90 basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March 2023 and market rates moved higher more rapidly. Overall competition for deposits has remained elevated in early 2024.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” tables in this Quarterly Report on Form 10-Q.

Provision for and Allowance for Credit Losses

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in current loan-specific risk characteristics such as underwriting standards, portfolio mix, delinquency level or term, as well as for changes in economic conditions, including but not limited to, changes in the national unemployment rate, commercial real estate price index, consumer sentiment, gross domestic product (GDP) and construction spending.

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

During the three months ended March 31, 2024, the Company recorded provision expense of $500,000 on its portfolio of outstanding loans, compared to a $1.5 million provision expense during the three months ended March 31, 2023. In the three months ended March 31, 2024 and 2023, the Company experienced net charge offs of $83,000 and net recoveries of $7,000, respectively. For the three months ended March 31, 2024, the Company recorded a provision for losses on unfunded commitments of $130,000, compared to a negative provision of $826,000 for the three months ended March 31, 2023. Total unfunded commitments decreased significantly during 2023, resulting in a lower required reserve, while total unfunded commitments did not change significantly in the three months ended March 31, 2024. General market conditions and unique circumstances related to specific industries and individual projects contribute to the level of provisions and charge-offs.

The Bank’s allowance for credit losses as a percentage of total loans was 1.40% and 1.39% at March 31, 2024 and December 31, 2023, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2024, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At March 31, 2024, non-performing assets were $21.3 million, an increase of $9.5 million from $11.8 million at December 31, 2023. Non-performing assets as a percentage of total assets were 0.37% at March 31, 2024, compared to 0.20% at December 31, 2023.

Compared to December 31, 2023, non-performing loans increased $9.6 million, to $21.3 million at March 31, 2024, and foreclosed and repossessed assets increased $24,000, to $47,000 at March 31, 2024. The majority of the increase in non-performing loans was in the other residential (multi-family) loans category, which increased $9.6 million from December 31, 2023.

Non-performing Loans. Activity in the non-performing loans category during the three months ended March 31, 2024 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	March 31

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	—	—	—	—	—	—	384
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	68	(148)	—	—	—	(16)	626
Other residential (multi-family)	—	9,572	—	—	—	—	—	9,572
Commercial real estate	10,552	461	—	—	—	—	(401)	10,612
Commercial business	31	—	—	—	—	(31)	—	—
Consumer	59	41	—	—	—	(8)	(15)	77
Total non-performing loans	$11,748	$10,142	$(148)	$—	$—	$(39)	$(432)	$21,271

At March 31, 2024, the non-performing commercial real estate category included five loans, two of which were added during the current period. The largest relationship in the category, which totaled $7.9 million, or 74.7% of the total category, was added to non-performing loans in 2023 and is collateralized by an office building in Missouri. Another loan, totaling $2.2 million, which was a purchased participation loan originally obtained through an FDIC-assisted acquisition, was added to non-performing loans in the fourth quarter of 2023. This loan is collateralized by a low-income assisted living facility in Wisconsin. During the three months ended March 31, 2024, material terms were changed on this loan, including the Company purchasing the lead participant’s $220,000 interest in this note. The other residential (multi-family) category of non-performing loans included one loan, which totaled $9.6 million and was added during the current period. The Company purchased a participation interest in this loan in 2018, and was not the lead lender for the relationship. This loan was collateralized by a student housing project in Texas and was foreclosed upon in April 2024. The Company does not currently expect any material charge-off on this foreclosed asset. The non-performing one- to four-family residential category included three loans, one of which was added during the current period. The largest relationship in the category totaled $529,000, or 84.4% of the category. The non-performing land development category consisted of one loan added in 2021, which totaled $384,000 and is collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing consumer category included eight loans, five of which were added during the current period.

Potential Problem Loans. Potential problem loans increased $16,000 from December 31, 2023. The increase during the period was primarily due to multiple loans, totaling $109,000, being added to potential problem loans, partially offset by $72,000 in loan payments and $21,000 in charge offs. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans categories during the three months ended March 31, 2024, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	March 31

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	158	25	—	—	—	—	(62)	121
Other residential (multi-family)	7,162	—	—	—	—	—	—	7,162
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	13	—	—	—	—	—	13
Consumer	54	71	—	—	—	(21)	(10)	94
Total potential problem loans	$7,374	$109	$—	$—	$—	$(21)	$(72)	$7,390

At March 31, 2024, the other residential (multi-family) category of potential problem loans included one loan, which totaled $7.2 million and was added to potential problem loans in 2023. This loan is collateralized by an apartment and retail project in Oklahoma City, Oklahoma. This loan was fully paid off in April 2024. The one- to four-family residential category of potential problem loans included two loans, one of which was added during the current period. The largest relationship in this category totaled $98,000, or 81.0% of the total category. The commercial business category of potential problem loans included one loan, which totaled $13,000, and was added during the current period. The consumer category of potential problem loans included nine loans, six of which were added during the current period.

Other Real Estate Owned and Repossessions. Of the total $1.0 million of other real estate owned and repossessions at March 31, 2024, $995,000 represents Bank-owned properties that were not acquired through foreclosure.

Activity in foreclosed assets and repossessions during the three months ended March 31, 2024, was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	March 31

(In thousands)
One-to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	—	—	—	—	—
Other residential (multi-family)	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	23	53	(29)	—	—	47
Total foreclosed assets and repossessions	$23	$53	$(29)	$—	$—	$47

The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” decreased $1.5 million, from $8.3 million at December 31, 2023 to $6.8 million at March 31, 2024, primarily due to one large commercial business loan being paid off. While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit position of the assets does not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the three months ended March 31, 2024, loans classified as “Special Mention” decreased $3.5 million, to $23.2 million, as one loan relationship totaling $9.6 million was downgraded to “Substandard” and added to non-performing loans. The largest relationship consisted of four commercial business loans totaling $15.6 million at March 31, 2024 and is secured by business assets, equipment, accounts receivable and real estate. The relationship was added to the “Special Mention” category during 2023 due to stressed cash flow associated with business expansion. The borrower reduced debt significantly in 2023 by restructuring business operations, resulting in improved business cash flow and collateral margins and since December 31, 2023 has drawn $5.8 million on a working capital line of credit. Another relationship totaling $4.8 million at March 31, 2024 was added to the “Special Mention” category in 2023. This relationship is collateralized by three assisted care facilities located in southwest Missouri. Business cash flow was negatively impacted by a labor shortage and a decrease in Medicaid reimbursement during 2022-2023. Monthly payments continue to amortize the loan balance. See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended March 31, 2024, non-interest income decreased $1.1 million to $6.8 million when compared to the three months ended March 31, 2023, primarily as a result of the following items:

Overdraft and Insufficient Funds fees: Overdraft and Insufficient funds fees decreased $607,000 compared to the prior year period. This decrease was primarily due to a continuation of a multi-year trend whereby our customers are choosing to forego authorizing payments of certain items which exceed their account balances, resulting in fewer overdrafts in checking accounts and related fees.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $518,000 compared to the prior year period. This decrease was primarily due to a portion of these transactions now being routed through channels with lower fees to us, which we expect will continue in future periods, and slightly lower usage of debit cards by our customers.

Other income: Other income decreased $465,000 compared to the prior year period. In the 2024 period, the Company recorded $404,000 related to activity incentives for debit card usage, compared to $799,000 in the 2023 period.

Non-interest Expense

For the three months ended March 31, 2024, non-interest expense decreased $41,000 to $34.4 million when compared to the three months ended March 31, 2023, primarily as a result of the following items:

Advertising: Advertising expenses decreased $297,000 from the prior year period, to $350,000. In the 2024 period, the Company received an annual marketing and card expense reimbursement for qualifying expenditures from its debit card brand provider of $423,000; this was used to offset marketing and advertising costs that included this branding. In the previous year period, $321,000 of this annual reimbursement was applied to marketing and advertising expenses.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees decreased $256,000 from the prior year period, to $1.7 million. In the 2023 period, the Company expensed a total of $1.3 million related to legal expenses and training and implementation costs for the core systems conversion and professional fees to consultants engaged to support the Company’s transition of core and ancillary software and information technology systems. In the 2024 period, this expense was $929,000.

Salaries and employee benefits: Salaries and employee benefits increased $453,000 from the prior year period. A majority of this increase related to normal annual merit increases in various lending and operations areas.

Insurance: Insurance expense increased $277,000 from the prior year period. The increase was primarily due to increases in deposit insurance rates by the FDIC’s Deposit Insurance Fund, which went into effect in 2023.

The Company’s efficiency ratio for the three months ended March 31, 2024, was 66.68% compared to 56.42% for the same period in 2023. The Company’s ratio of non-interest expense to average assets was 2.39% and 2.42% for the three months ended March 31,

2024 and 2023, respectively. Average assets for the three months ended March 31, 2024, increased $57.8 million, or 1.0%, from the three months ended March 31, 2023, primarily due to an increase in net loans receivable and interest bearing cash equivalents, partially offset by a decrease in investment securities.

Provision for Income Taxes

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 19.1% and 21.2%, respectively. These effective rates were near or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states is analyzed. The Company’s effective income tax rate is currently generally expected to remain at or below the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.5% to 20.5% in future periods, primarily due to additional investment tax credits expected to be utilized beginning in 2024.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.2 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31,	Three Months Ended			Three Months Ended
	2024	March 31, 2024			March 31, 2023
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.95%	$889,969	$8,697	3.93%	$909,672	$8,165	3.64%
Other residential (multi-family)	7.20	959,975	16,858	7.06	785,126	12,684	6.55
Commercial real estate	6.19	1,499,641	22,768	6.11	1,510,516	21,535	5.78
Construction	7.60	856,571	15,844	7.44	920,020	16,206	7.14
Commercial business	6.64	274,118	4,393	6.45	283,251	4,118	5.90
Other loans	6.39	173,636	2,300	5.33	189,688	2,506	5.36
Industrial revenue bonds(1)	6.09	11,956	216	7.26	12,734	224	7.15

Total loans receivable	6.26	4,665,866	71,076	6.13	4,611,007	65,438	5.76

Investment securities(1)	2.66	669,680	5,010	3.01	706,894	5,004	2.87
Other interest-earning assets	5.33	100,503	1,304	5.22	91,821	1,021	4.51

Total interest-earning assets	5.83	5,436,049	77,390	5.73	5,409,722	71,463	5.36
Non-interest-earning assets:
Cash and cash equivalents		90,474			93,586
Other non-earning assets		235,817			201,236
Total assets		$5,762,340			$5,704,544

Interest-bearing liabilities:
Interest-bearing demand and savings	1.77	$2,223,780	9,482	1.71	$2,184,966	4,359	0.81
Time deposits	4.08	937,720	9,165	3.93	1,016,042	5,185	2.07
Brokered deposits	5.12	688,820	8,990	5.25	456,817	5,106	4.53
Total deposits	2.90	3,850,320	27,637	2.89	3,657,825	14,650	1.62
Securities sold under reverse repurchase agreements	2.02	74,468	333	1.80	147,025	342	0.94
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.83	241,591	3,044	5.07	151,847	1,780	4.75
Subordinated debentures issued to capital trusts	7.17	25,774	454	7.08	25,774	393	6.18
Subordinated notes	5.92	74,619	1,106	5.96	74,319	1,106	6.04

Total interest-bearing liabilities	3.04	4,266,772	32,574	3.07	4,056,790	18,271	1.83
Non-interest-bearing liabilities:
Demand deposits		854,849			1,008,006
Other liabilities		67,879			89,974
Total liabilities		5,189,500			5,154,770
Stockholders’ equity		572,840			549,774
Total liabilities and stockholders’ equity		$5,762,340			$5,704,544

Net interest income:
Interest rate spread	2.79%		$44,816	2.66%		$53,192	3.53%
Net interest margin*				3.32%			3.99%
Average interest-earning assets to average interest-bearing liabilities		127.4%			133.3%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $57.6 million and $57.8 million for the three months ended March 31, 2024 and 2023, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $11.4 million and $10.7 million for the three months ended March 31, 2024 and 2023, respectively. Interest income on tax-exempt assets included in this table was $568,000 and $637,000 for the three months ended March 31, 2024 and 2023, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $460,000 and $569,000 for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$4,760	$878	$5,638
Investment securities	63	(57)	6
Interest-earning deposits in other banks	177	106	283
Total interest-earning assets	5,000	927	5,927
Interest-bearing liabilities:
Demand deposits	5,043	80	5,123
Time deposits	4,353	(373)	3,980
Brokered deposits	921	2,963	3,884
Total deposits	10,317	2,670	12,987
Securities sold under reverse repurchase agreements	18	(27)	(9)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	126	1,138	1,264
Subordinated debentures issued to capital trust	61	—	61
Subordinated notes	(7)	7	—
Total interest-bearing liabilities	10,515	3,788	14,303
Net interest income	$(5,515)	$(2,861)	$(8,376)

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At March 31, 2024, the Company had commitments of approximately $41.0 million to fund loan originations, $1.20 billion of unused lines of credit and unadvanced loans, and $15.7 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	March 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$206,992	$203,964	$199,182	$175,682	$164,480
Secured by real estate (not one- to four-family)	—	—	—	23,752	22,273
Not secured by real estate - commercial business	120,387	82,435	104,452	91,786	77,411

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	103,839	101,545	100,669	74,501	42,162
Secured by real estate (not one-to four-family)	680,149	719,039	1,444,450	1,092,029	823,106

Loan commitments not closed
Secured by real estate (one-to four-family)	20,410	12,347	16,819	53,529	85,917
Secured by real estate (not one-to four-family)	50,858	48,153	157,645	146,826	45,860
Not secured by real estate - commercial business	9,022	11,763	50,145	12,920	699

	$1,191,657	$1,179,246	$2,073,362	$1,671,025	$1,261,908

The Company’s primary sources of funds are customer deposits, brokered deposits, short-term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes some or all these sources of funds depending on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds. Since mid-2022, the Company has increased the interest rates it pays on many deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings and term borrowings from the FRB.

At March 31, 2024 and December 31, 2023, the Company had the following available secured lines and on-balance sheet liquidity:

	March 31, 2024	December 31, 2023
Federal Home Loan Bank line	$1,227.2 million	$919.1 million
Federal Reserve Bank line	$391.9 million	$448.7 million
Cash and cash equivalents	$171.4 million	$211.3 million
Unpledged securities – Available-for-sale	$317.9 million	$352.8 million
Unpledged securities – Held-to-maturity	$26.8 million	$191.7 million

Statements of Cash Flows. During the three months ended March 31, 2024, the Company had negative cash flows from operating activities compared to positive cash flows from operating activities for the three months ended March 31, 2023. The Company had positive cash flows from investing activities during the three months ended March 31, 2024, compared to negative cash flows from investing activities during the three months ended March 31, 2023. The Company had negative cash flows from financing activities during the three months ended March 31, 2024, compared to positive cash flows from financing activities during the three months ended March 31, 2023.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities used cash of $26.9 million and provided cash of $15.2 million during the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, investing activities provided cash of $13.5 million and used cash of $63.1 million, respectively. Investing activities in the three months ended March 31, 2024 provided cash primarily due to the net repayment of loans and investment securities and net redemption of FHLBank stock. Investing activities in the three months ended March 31, 2023 used cash primarily due to the net origination of loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, repurchases of the Company’s common stock and the exercise of common stock options. During the three months ended March 31, 2024 and 2023, financing activities used cash of $26.5 million and provided cash of $64.1 million, respectively. In the three months ended March 31, 2024, financing activities used cash primarily as a result of net decreases in time deposits and short-term borrowings, purchases of the Company’s common stock and dividends paid to stockholders. partialy offset by net increases in checking and savings deposits. In the three months ended March 31, 2023, financing activities provided cash primarily as a result of net increases in time deposits and checking and savings deposits, partially offset by a decrease in short-term borrowings, purchases of the Company’s common stock and dividends paid to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2024, the Company’s total stockholders’ equity and common stockholders’ equity were each $565.2 million, or 9.8% of total assets, equivalent to a book value of $48.31 per common share. As of December 31, 2023, total stockholders’ equity and common stockholders’ equity were each $571.8 million, or 9.8% of total assets, equivalent to a book value of $48.44 per common share. At March 31, 2024, the Company’s tangible common equity to tangible assets ratio was 9.6%, compared to 9.7% at December 31, 2023 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at March 31, 2024 and December 31, 2023, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $45.9 million and $40.5 million, respectively. This change in net unrealized loss during the three months ended March 31, 2024, primarily resulted from increasing intermediate-term market interest rates, which generally decreased the fair value of investment securities.

In addition, included in stockholders’ equity at March 31, 2024, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $9.5 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At March 31, 2024, the remaining pre-tax amount to be recorded in interest income was $12.3 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at March 31, 2024, was an unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $16.0 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease. During the three months ended March 31, 2024, increasing forward swap rates resulted in decreasing fair values of these hedges.

As noted above, total stockholders’ equity decreased $6.7 million, from $571.8 million at December 31, 2023 to $565.2 million at March 31, 2024. Stockholders’ equity decreased due to repurchases of the Company’s common stock totaling $5.8 million and dividends declared on common stock of $4.7 million. Accumulated Other Comprehensive Loss increased $10.0 million (decrease to stockholders’ equity) during the three months ended March 31, 2024, primarily due to changes (decreases) in the market value of available-for-sale securities and in the fair value of cash flow hedges. Partially offsetting these decreases were net income of $13.4 million for the three months ended March 31, 2024 and an increase of $692,000 due to stock option exercises. The adoption of a new accounting standard (ASU 2023-02) in the first quarter of 2024 also decreased stockholders’ equity by $223,000.

The Company had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $25.6 million at March 31, 2024, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes), they would have decreased total stockholder’s equity by $19.3 million at March 31, 2024. This amount was equal to 3.4% of total stockholders’ equity of $565.2 million.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2024, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 risk-based capital ratio was 13.0%, its total risk-based capital ratio was 14.3% and its Tier 1 leverage ratio was 11.5%. As a result, as of March 31, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2023, the Bank’s common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.6%. As a result, as of December 31, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2024, the Company’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 risk-based capital ratio was 12.4%, its total risk-based capital ratio was 15.2% and its Tier 1 leverage ratio was 11.0%. On December 31, 2023, the Company’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 15.2% and its Tier 1 leverage ratio was 11.0%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2024 and December 31, 2023, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

Dividends. During the three months ended March 31, 2024, the Company declared a common stock cash dividend of $0.40 per share, or 35% of net income per diluted common share for that three-month period, and paid a common stock cash dividend of $0.40 per share (which was declared in December 2023). During the three months ended March 31, 2023, the Company declared a common stock cash dividend of $0.40 per share, or 24% of net income per diluted common share for that three-month period, and paid a common stock cash dividend of $0.40 per share (which was declared in December 2022). The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of March 31, 2024, was paid to stockholders in April 2024.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2024, the Company repurchased 112,362 shares of its common stock at an average price of $51.44 per share and issued 7,288 shares of common stock at an average price of $35.41 per share to cover stock option exercises. During the three months ended March 31, 2023, the Company repurchased 99,121 shares of its common stock at an average price of $55.70 per share and issued 1,717 shares of common stock at an average price of $43.05 per share to cover stock option exercises.

In December 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At March 31, 2024, approximately 615,000 shares remained available in our stock repurchase authorization.

Management has historically utilized stock buy-back programs from time to time, as long as management believed that repurchasing the Company’s common stock would contribute to the overall growth of shareholder value. The number of shares that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors typically include the number of shares available in the market from sellers at any given time, the market price of the stock and the projected impact on the Company’s earnings per share and capital.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	March 31, 2024	December 31, 2023

	(Dollars in Thousands)

Common equity at period end	$565,162	$571,829
Less: Intangible assets at period end	10,419	10,527
Tangible common equity at period end (a)	$554,743	$561,302

Total assets at period end	$5,777,176	$5,812,402
Less: Intangible assets at period end	10,419	10,527
Tangible assets at period end (b)	$5,766,757	$5,801,875

Tangible common equity to tangible assets (a) / (b)	9.62%	9.67%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2024, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a modestly negative impact on net interest income. The negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin percentage due to the Federal Fund rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix; mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. Since March 2022, market interest rates have increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in the year ended December 31, 2023. As of March 31, 2024, time deposit maturities over the next 12 months were as follows: within three months -- $368.5 million with a weighted-average rate of 4.31%; within three to six months -- $419.6 million with a weighted-average rate of 4.47%; and within six to twelve months -- $390.9 million with a weighted-average rate of 4.17%. Based on time deposit market rates in March 2024, replacement rates for these maturing time deposits are likely to be approximately 4.00-4.50%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At March 31, 2024, the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in 2024 to be unlikely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for several months before any rate cuts occur. Great Southern’s loan portfolio includes loans ($1.28 billion at March 31, 2024) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after March 31, 2024. These loans had interest rate floors at various rates. Great Southern also has a portfolio of loans ($826.7 million at March 31, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. These loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($6.7 million at March 31, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. These loans had interest rate floors at various rates. At March 31, 2024, nearly all of these SOFR and “prime rate” loans had fully indexed rates that were at or above their floor rate and so are expected to move fully if there are future market interest rate increases.

Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution’s actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Bank’s sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Bank’s control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated

period may in fact mature or reprice at different times and in different amounts and cause a change, which could be material, in the Bank’s interest rate risk.

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

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million with an effective date of

March 1, 2022 and a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (now SOFR). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. The initial floating rate of interest was set at 0.24143%. The Company received net interest settlements, which were recorded as loan interest income, to the extent that the fixed rate of interest exceeded one-month USD-SOFR. If the USD-SOFR rate exceeded the fixed rate of interest, the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans.

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

In January 2024, the Company elected to terminate the swaps related to brokered deposits prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company recorded a market value adjustment to the brokered deposit of $163,000, which will be amortized as a reduction of interest expense from January 2024 through February 2025.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2024, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that the outcome of such litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations. For additional information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Initiatives” in this report.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective in April 2023, upon completion of the previously authorized repurchase program.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended March 31, 2024.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

January 1, 2024 – January 31, 2024	3,000	$53.94	3,000	724,712
February 1, 2024 – February 29, 2024	58,361	50.78	58,361	666,351
March 1, 2024 – March 31, 2024	51,001	52.03	51,001	615,350
	112,362	$51.44	112,362
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

A description of the current salary and bonus arrangements for 2024 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000 18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form previously filed with the Commission as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, is incorporated herein by reference as Exhibit 10.21.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: April 30, 2024	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)