Form 10-Q
period 2024-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2024-08-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,677,753 shares of common stock, par value $.01 per share, outstanding at August 5, 2024.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	JUNE 30,	DECEMBER 31,
	2024	2023

	(Unaudited)
ASSETS
Cash	$109,639	$102,529
Interest-bearing deposits in other financial institutions	76,830	108,804
Cash and cash equivalents	186,469	211,333

Available-for-sale securities	549,084	478,207
Held-to-maturity securities	191,224	195,023
Mortgage loans held for sale	13,116	5,849
Loans receivable, net of allowance for credit losses of $65,255 – June 2024; $64,670 – December 2023	4,633,628	4,589,620
Interest receivable	22,420	21,206
Prepaid expenses and other assets	144,552	106,225
Other real estate owned and repossessions, net	9,429	23
Premises and equipment, net	134,527	138,591
Goodwill and other intangible assets	10,310	10,527
Federal Home Loan Bank stock and other interest-earning assets	30,052	26,313
Current and deferred income taxes	33,955	29,485
Total Assets	$5,958,766	$5,812,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,615,295	$4,721,708
Securities sold under reverse repurchase agreements with customers	74,155	70,843
Short-term borrowings and other interest-bearing liabilities	476,347	252,610
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,727	74,579
Accrued interest payable	9,006	6,225
Advances from borrowers for taxes and insurance	8,240	4,946
Accrued expenses and other liabilities	99,420	76,401
Liability for unfunded commitments	7,010	7,487
Total Liabilities	5,389,974	5,240,573

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2024 and December 2023 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2024 – 11,582,606 shares; December 2023 – 11,804,430 shares	116	118
Additional paid-in capital	45,321	44,320
Retained earnings	578,800	569,872
Accumulated other comprehensive loss	(55,445)	(42,481)
Total Stockholders’ Equity	568,792	571,829

Total Liabilities and Stockholders’ Equity	$5,958,766	$5,812,402

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2024	2023

	(Unaudited)
INTEREST INCOME
Loans	$74,295	$67,442
Investment securities and other	6,632	6,176
TOTAL INTEREST INCOME	80,927	73,618

INTEREST EXPENSE
Deposits	27,783	21,785
Securities sold under reverse repurchase agreements	394	221
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4,373	1,943
Subordinated debentures issued to capital trust	454	426
Subordinated notes	1,105	1,105
TOTAL INTEREST EXPENSE	34,109	25,480

NET INTEREST INCOME	46,818	48,138
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(607)	(1,619)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	47,425	49,757

NON-INTEREST INCOME
Commissions	269	228
Overdraft and insufficient funds fees	1,230	1,989
Point-Of-Sale and ATM fee income and service charges	3,588	3,779
Net gains on loan sales	1,127	709
Late charges and fees on loans	136	125
Gain (loss) on derivative interest rate products	(7)	2
Other income	3,490	937
TOTAL NON-INTEREST INCOME	9,833	7,769

NON-INTEREST EXPENSE
Salaries and employee benefits	19,886	19,678
Net occupancy and equipment expense	7,841	7,409
Postage	777	914
Insurance	1,263	1,010
Advertising	891	903
Office supplies and printing	236	258
Telephone	685	688
Legal, audit and other professional fees	1,864	1,647
Expense on other real estate and repossessions	285	47
Acquired intangible asset amortization	109	58
Other operating expenses	2,572	2,106
TOTAL NON-INTEREST EXPENSE	36,409	34,718

INCOME BEFORE INCOME TAXES	20,849	22,808
PROVISION FOR INCOME TAXES	3,861	4,488
NET INCOME	$16,988	$18,320

Basic Earnings Per Common Share	$1.46	$1.52
Diluted Earnings Per Common Share	$1.45	$1.52

Dividends Declared Per Common Share	$0.40	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023

	(Unaudited)
INTEREST INCOME
Loans	$145,371	$132,880
Investment securities and other	12,946	12,201
TOTAL INTEREST INCOME	158,317	145,081

INTEREST EXPENSE
Deposits	55,420	36,435
Securities sold under reverse repurchase agreements	727	563
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	7,417	3,723
Subordinated debentures issued to capital trust	908	819
Subordinated notes	2,211	2,211
TOTAL INTEREST EXPENSE	66,683	43,751

NET INTEREST INCOME	91,634	101,330
PROVISION FOR CREDIT LOSSES ON LOANS	500	1,500
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(477)	(2,445)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	91,611	102,275

NON-INTEREST INCOME
Commissions	650	655
Overdraft and insufficient funds fees	2,519	3,885
Point-Of-Sale and ATM fee income and service charges	6,771	7,480
Net gains on loan sales	1,804	1,098
Late charges and fees on loans	303	305
Gain (loss) on derivative interest rate products	(20)	(289)
Other income	4,612	2,524
TOTAL NON-INTEREST INCOME	16,639	15,658

NON-INTEREST EXPENSE
Salaries and employee benefits	39,542	38,881
Net occupancy and equipment expense	15,680	15,129
Postage	1,584	1,742
Insurance	2,407	1,877
Advertising	1,241	1,550
Office supplies and printing	503	526
Telephone	1,406	1,391
Legal, audit and other professional fees	3,589	3,628
Expense on other real estate and repossessions	346	201
Acquired intangible asset amortization	217	169
Other operating expenses	4,316	4,087
TOTAL NON-INTEREST EXPENSE	70,831	69,181

INCOME BEFORE INCOME TAXES	37,419	48,752
PROVISION FOR INCOME TAXES	7,024	9,976
NET INCOME	$30,395	$38,776

Basic Earnings Per Common Share	$2.60	$3.20
Diluted Earnings Per Common Share	$2.58	$3.19

Dividends Declared Per Common Share	$0.80	$0.80

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2024	2023

	(Unaudited)
Net Income	$16,988	$18,320

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(434) and $(2,165), for 2024 and 2023, respectively	(1,329)	(6,632)

Unrealized loss on securities transferred to held-to-maturity, net of taxes of $(12) and $(12) for 2024 and 2023, respectively	(37)	(37)

Amortization of realized loss on termination of cash flow hedge, net of taxes of $(463) and $(463), for 2024 and 2023, respectively	(1,562)	(1,562)

Change in value of active cash flow hedges, net of taxes (credit) of $(2) and $(2,072) for 2024 and 2023, respectively	(8)	(6,351)

Comprehensive Income	$14,052	$3,738

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023

	(Unaudited)
Net Income	$30,395	$38,776

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(2,216) and $93, for 2024 and 2023, respectively	(6,789)	283

Unrealized loss on securities transferred to held-to-maturity, net of taxes of $(24) and $(17) for 2024 and 2023, respectively	(73)	(54)

Amortization of realized loss on termination of cash flow hedge, net of taxes of $(924) and $(920), for 2024 and 2023, respectively	(3,126)	(3,108)

Change in value of active cash flow hedges, net of taxes (credit) of $(971) and $74 for 2024 and 2023, respectively	(2,976)	224

Comprehensive Income	$17,431	$36,121

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED JUNE 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2024	$117	$44,807	$572,747	$(52,509)	$—	$565,162
Net income	—	—	16,988	—	—	16,988
Stock issued under Stock Option Plan	—	514	—	—	224	738
Common cash dividends declared, $0.40 per share	—	—	(4,634)	—	—	(4,634)
Change in fair value of cash flow hedges	—	—	—	(1,570)	—	(1,570)
Change in unrealized loss on held-to-maturity securities	—	—	—	(37)	—	(37)
Change in unrealized loss on available-for-sale securities	—	—	—	(1,329)	—	(1,329)
Purchase of the Company’s common stock	—	—	—	—	(6,526)	(6,526)
Reclassification of treasury stock per Maryland law	(1)	—	(6,301)	—	6,302	—
Balance, June 30, 2024	$116	$45,321	$578,800	$(55,445)	$—	$568,792

	THREE MONTHS ENDED JUNE 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2023	$121	$42,870	$553,948	$(41,428)	$—	$555,511
Net income	—	—	18,320	—	—	18,320
Stock issued under Stock Option Plan	—	422	—	—	159	581
Common cash dividends declared, $0.40 per share	—	—	(4,788)	—	—	(4,788)
Change in fair value of cash flow hedges	—	—	—	(7,913)	—	(7,913)
Change in unrealized loss on held-to-maturity securities	—	—	—	(37)	—	(37)
Change in unrealized loss on available-for-sale securities	—	—	—	(6,632)	—	(6,632)
Purchase of the Company’s common stock	—	—	—	—	(8,713)	(8,713)
Reclassification of treasury stock per Maryland law	(1)	—	(8,553)	—	8,554	—
Balance, June 30, 2023	$120	$43,292	$558,927	$(56,010)	$—	$546,329

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED JUNE 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2024	$118	$44,320	$569,872	$(42,481)	$—	$571,829
Net income	—	—	30,395	—	—	30,395
Stock issued under Stock Option Plan	—	1,001	—	—	428	1,429
Common cash dividends declared, $0.80 per share	—	—	(9,313)	—	—	(9,313)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Change in fair value of cash flow hedges	—	—	—	(6,102)	—	(6,102)
Change in unrealized loss on held-to-maturity securities	—	—	—	(73)	—	(73)
Change in unrealized loss on available-for-sale securities	—	—	—	(6,789)	—	(6,789)
Purchase of the Company’s common stock	—	—	—	—	(12,361)	(12,361)
Reclassification of treasury stock per Maryland law	(2)	—	(11,931)	—	11,933	—
Balance, June 30, 2024	$116	$45,321	$578,800	$(55,445)	$—	$568,792

	SIX MONTHS ENDED JUNE 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2023	$122	$42,445	$543,875	$(53,355)	$—	$533,087
Net income	—	—	38,776	—	—	38,776
Stock issued under Stock Option Plan	—	847	—	—	204	1,051
Common cash dividends declared, $0.80 per share	—	—	(9,641)	—	—	(9,641)
Change in fair value of cash flow hedges	—	—	—	(2,884)	—	(2,884)
Change in unrealized loss on held-to-maturity securities	—	—	—	(54)	—	(54)
Change in unrealized gain on available-for-sale securities	—	—	—	283	—	283
Purchase of the Company’s common stock	—	—	—	—	(14,289)	(14,289)
Reclassification of treasury stock per Maryland law	(2)	—	(14,083)	—	14,085	—
Balance, June 30, 2023	$120	$43,292	$558,927	$(56,010)	$—	$546,329

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,395	$38,776
Proceeds from sales of loans held for sale	85,303	72,658
Originations of loans held for sale	(90,455)	(77,429)
Items not requiring (providing) cash:
Depreciation	4,177	4,438
Amortization	1,154	335
Compensation expense for stock option grants	866	796
Provision for credit losses on loans	500	1,500
Provision (credit) for unfunded commitments	(477)	(2,445)
Net gain on loan sales	(1,804)	(1,098)
Net loss on sale of premises and equipment	8	18
Net (gain) loss on sale/write-down of other real estate owned and repossessions	(33)	63
Accretion of deferred income, premiums, discounts and other	(6,601)	(6,819)
Loss on derivative interest rate products	20	289
Net non-cash gain recorded on contract termination	(2,762)	—
Deferred income taxes	(810)	244
Changes in:
Interest receivable	(1,214)	1,929
Prepaid expenses and other assets	4,049	3,369
Accrued expenses and other liabilities	(6,247)	21,916
Income taxes refundable/payable	497	504
Net cash provided by operating activities	16,566	59,044

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(45,807)	(7,932)
Purchase of loans	(6,251)	(400)
Purchase of premises and equipment	(2,320)	(4,217)
Proceeds from sale of premises and equipment	26	55
Proceeds from sale of other real estate owned and repossessions	1,122	225
Proceeds from maturities and calls of available-for-sale securities	—	1,015
Principal reductions on mortgage-backed securities	16,718	17,072
Purchase of available-for-sale securities	(92,631)	—
Investment in tax credit partnerships	(11,306)	(11,416)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	(3,739)	(1,944)
Net cash used in investing activities	(144,188)	(7,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(55,665)	67,374
Net increase (decrease) in checking and savings deposits	(50,720)	72,630
Net increase (decrease) in short-term borrowings	47,049	(135,059)
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	180,000	—
Advances from borrowers for taxes and insurance	3,294	2,752
Repurchase of the Company’s common stock	(12,361)	(14,289)
Dividends paid	(9,402)	(9,746)
Stock options exercised	563	255
Net cash provided by (used in) financing activities	102,758	(16,083)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,864)	35,419
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,333	168,520
CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,469	$203,939

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2023, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

The Company has corrected its Consolidated Statements of Cash Flows for the six months ended June 30, 2023 within this Quarterly Report on Form 10-Q for an error in classification within the operating activities section of the statements of cash flows regarding amortization of terminated hedging transactions and for an error in classification regarding investments in tax credit partnerships between the operating activities and investing activities sections of the statements of cash flows.

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

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its statements of cash flows are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Stockholders’ Equity, or notes to these financial statements, for any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the six months ended June 30, 2023 in this Quarterly Report on Form 10-Q.

A summary of corrections reflecting the prior period impacts to the Company’s Consolidated Statements of Cash Flows are shown below (in thousands of dollars):

	For the Six Months Ended June 30, 2023
	As Previously
	Presented	Net Change	As Corrected

Operating Activities
Accretion of deferred income, premiums, discounts and other	$(2,791)	$(4,028)	$(6,819)
Prepaid expenses and other assets	(12,075)	15,444	3,369
Net cash provided by operating activities	47,628	11,416	59,044

Investing Activities
Investment in tax credit partnerships	—	(11,416)	(11,416)
Net cash provided by (used in) investing activities	3,874	(11,416)	(7,542)

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. Currently, the Company does not have a material amount of tax credit structures, other than low-income housing tax credit structures. ASU 2023-02 became effective for the Company on January 1, 2024. The adoption of ASU 2023-02 did not have a material impact on the Company’s consolidated financial statements and resulted in a reduction of retained earnings of $223,000 upon adoption on January 1, 2024.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2024	2023

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,642	12,032
Net income	$16,988	$18,320
Per common share amount	$1.46	$1.52

Diluted:
Average common shares outstanding	11,642	12,032
Net effect of dilutive stock options – based on the treasury stock method using average market price	59	37
Diluted common shares	11,701	12,069
Net income	$16,988	$18,320
Per common share amount	$1.45	$1.52

	Six Months Ended June 30,
	2024	2023

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,704	12,116
Net income	$30,395	$38,776
Per common share amount	$2.60	$3.20

Diluted:
Average common shares outstanding	11,704	12,116
Net effect of dilutive stock options – based on the treasury stock method using average market price	59	53
Diluted common shares	11,763	12,169
Net income	$30,395	$38,776
Per common share amount	$2.58	$3.19

Options outstanding at June 30, 2024 and 2023, to purchase 741,708 and 767,479 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market price of the common stock for the three months ended June 30, 2024 and 2023, respectively. Options outstanding at June 30, 2024 and 2023, to purchase 741,708 and 675,118 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the six month periods because the exercise prices of such options were greater than the average market price of the common stock for the six months ended June 30, 2024 and 2023, respectively.

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

The amortized cost and fair values of securities were as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$357,905	$54	$41,895	$316,064
Agency collateralized mortgage obligations	126,457	—	10,493	115,964
States and political subdivisions	58,876	126	2,349	56,653
Small Business Administration securities	68,535	—	8,132	60,403
	$611,773	$180	$62,869	$549,084

	June 30, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,676	$2,147	$73,823	$—	$9,310	$64,513
Agency collateralized mortgage obligations	113,547	(2,316)	111,231	—	16,081	95,150
States and political subdivisions	6,162	8	6,170	—	668	5,502
	$191,385	$(161)	$191,224	$—	$26,059	$165,165

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	245	245	—	—
After three through four years	969	969	—	—
After four through five years	—	—	—	—
After five through fifteen years	10,689	10,448	3,246	2,889
After fifteen years	46,973	44,991	2,924	2,613
Securities not due on a single maturity date	552,897	492,431	185,054	159,663
	$611,773	$549,084	$191,224	$165,165

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at June 30, 2024 and December 31, 2023, was approximately $533.5 million and $456.9 million, respectively, which was approximately 97.2% and 95.5% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at

June 30, 2024 and December 31, 2023, which was $191.2 million and $195.0 million, respectively. Total fair value of these investments at June 30, 2024 and December 31, 2023 was approximately $165.2 million and $171.2 million, respectively. Held-to-maturity investment securities are evaluated for potential credit losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at June 30, 2024, it had ample liquidity sources to fund its ongoing operations.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings of issuers, management believes the declines in fair value for these available-for-sale debt securities are not credit-related.

The following table shows the Company’s available-for-sale and held-to-maturity securities’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$49,031	$(813)	$260,805	$(41,082)	$309,836	$(41,895)
Agency collateralized mortgage obligations	41,393	(297)	74,572	(10,196)	115,965	(10,493)
States and political subdivisions securities	10,228	(183)	37,070	(2,166)	47,298	(2,349)
Small Business Administration securities	—	—	60,402	(8,132)	60,402	(8,132)
	$100,652	$(1,293)	$432,849	$(61,576)	$533,501	$(62,869)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,513	$(9,310)	$64,513	$(9,310)
Agency collateralized mortgage obligations	—	—	95,150	(16,081)	95,150	(16,081)
States and political subdivisions securities	—	—	5,502	(668)	5,502	(668)
	$—	$—	$165,165	$(26,059)	$165,165	$(26,059)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
States and political subdivisions securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
Small Business Administration securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

There were no sales of available-for-sale securities during the three or six months ended June 30, 2024 and 2023, respectively.

Allowance for Credit Losses. On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of June 30, 2024 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

Regarding securities issued by state and political subdivisions, management considers the following when evaluating these securities: (i) current issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) updated financial information of the issuer, (v) internal forecasts and (vi) whether such securities provide insurance or other credit enhancement or are pre-refunded by the issuers. These securities are generally highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

NOTE 6: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified loans with balances greater than or equal to $100,000, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and reflect management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, gross domestic product (“GDP”), commercial real estate price index, consumer sentiment and construction spending. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages. The forecast-adjusted loss rate is applied to the principal balance over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

In addition, the Company is required to record an allowance for off balance sheet credit exposures, including unfunded lines of credit, undisbursed portions of loans, written residential and commercial loan commitments, and letters of credit. To determine the amount needed for allowance purposes, a utilization rate is determined either by the model or internally for each pool. Our loss model calculates the reserve on unfunded commitments based upon the utilization rate multiplied by the average loss rate factors in each pool with unfunded and committed balances. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans; however, the liability for unfunded lending commitments incorporates assumptions for the portion of unfunded commitments that are expected to be funded.

Classes of loans at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023

	(In Thousands)
One- to four-family residential construction	$29,718	$29,628
Subdivision construction	19,427	23,359
Land development	43,191	48,015
Commercial construction	550,231	703,407
Owner occupied one- to four-family residential	740,955	769,260
Non-owner occupied one- to four-family residential	123,168	121,275
Commercial real estate	1,511,672	1,521,032
Other residential (multi-family)	1,250,976	942,071
Commercial business	255,917	318,050
Industrial revenue bonds	11,699	12,047
Consumer auto	26,200	28,343
Consumer other	28,471	28,978
Home equity lines of credit	113,483	115,883
	4,705,108	4,661,348
Allowance for credit losses	(65,255)	(64,670)
Deferred loan fees and gains, net	(6,225)	(7,058)
	$4,633,628	$4,589,620

Weighted average interest rate	6.35%	6.25%

The following tables present the classes of loans by aging as of the dates indicated.

	June 30, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$29,718	$29,718	$—
Subdivision construction	—	—	—	—	19,427	19,427	—
Land development	553	—	—	553	42,638	43,191	—
Commercial construction	—	—	—	—	550,231	550,231	—
Owner occupied one- to four-family residential	140	34	554	728	740,227	740,955	—
Non-owner occupied one- to four-family residential	—	—	593	593	122,575	123,168	—
Commercial real estate	88	—	9,764	9,852	1,501,820	1,511,672	—
Other residential (multi-family)	—	—	—	—	1,250,976	1,250,976	—
Commercial business	—	—	—	—	255,917	255,917	—
Industrial revenue bonds	—	—	—	—	11,699	11,699	—
Consumer auto	28	19	2	49	26,151	26,200	—
Consumer other	107	16	39	162	28,309	28,471	—
Home equity lines of credit	93	—	32	125	113,358	113,483	—

Total	$1,009	$69	$10,984	$12,062	$4,693,046	$4,705,108	$—

	December 31, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$29,628	$29,628	$—
Subdivision construction	—	—	—	—	23,359	23,359	—
Land development	—	—	384	384	47,631	48,015	—
Commercial construction	—	—	—	—	703,407	703,407	—
Owner occupied one- to four-family residential	2,778	125	722	3,625	765,635	769,260	—
Non-owner occupied one- to four-family residential	—	—	—	—	121,275	121,275	—
Commercial real estate	187	92	10,552	10,831	1,510,201	1,521,032	—
Other residential (multi-family)	9,572	—	—	9,572	932,499	942,071	—
Commercial business	—	—	31	31	318,019	318,050	—
Industrial revenue bonds	—	—	—	—	12,047	12,047	—
Consumer auto	116	65	8	189	28,154	28,343	—
Consumer other	137	—	42	179	28,799	28,978	—
Home equity lines of credit	335	26	9	370	115,513	115,883	—

Total	$13,125	$308	$11,748	$25,181	$4,636,167	$4,661,348	$—

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

Non-accruing loans are summarized as follows:

	June 30,	December 31,
	2024	2023

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	384
Commercial construction	—	—
Owner occupied one- to four-family residential	554	722
Non-owner occupied one- to four-family residential	593	—
Commercial real estate	9,764	10,552
Other residential (multi-family)	—	—
Commercial business	—	31
Industrial revenue bonds	—	—
Consumer auto	2	8
Consumer other	39	42
Home equity lines of credit	32	9
Total non-accruing loans	$10,984	$11,748

No interest income was recorded on nonaccrual loans for the three or six months ended June 30, 2024 and 2023, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of June 30, 2024 and December 31, 2023, had an amortized cost of $2.4 million and $792,000, respectively. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023. During the three months ended June 30, 2024, the Company did not record a provision expense on its portfolio of outstanding loans and during the six months ended June 30, 2024, recorded provision expense of $500,000 on its portfolio of outstanding loans. During the three months ended June 30, 2023, the Company did not record a provision expense on its portfolio of outstanding loans and during the six months ended June 30, 2023, recorded provision expense of $1.5 million on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, March 31, 2023	$11,797	$13,189	$25,506	$2,502	$7,821	$4,172	$64,987
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	—	—	—	—	—	(477)	(477)
Recoveries	21	—	2	—	6	313	342
Balance, June 30, 2023	$11,818	$13,189	$25,508	$2,502	$7,827	$4,008	$64,852

Allowance for credit losses
Balance, March 31, 2024	$9,660	$13,886	$29,469	$2,748	$5,396	$3,928	$65,087
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(9)	—	—	(101)	—	(439)	(549)
Recoveries	27	—	—	194	281	215	717
Balance, June 30, 2024	$9,678	$13,886	$29,469	$2,841	$5,677	$3,704	$65,255

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	647	1,079	(1,590)	(363)	1,851	(124)	1,500
Losses charged off	(31)	—	—	—	—	(911)	(942)
Recoveries	31	—	2	—	154	627	814
Balance, June 30, 2023	$11,818	$13,189	$25,508	$2,502	$7,827	$4,008	$64,852

Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(107)	516	1,298	(96)	(1,596)	485	500
Losses charged off	(65)	—	—	(101)	(31)	(779)	(976)
Recoveries	30	—	—	194	369	468	1,061
Balance, June 30, 2024	$9,678	$13,886	$29,469	$2,841	$5,677	$3,704	$65,255

The following tables present the activity in the allowance for unfunded commitments by portfolio segment for the three and six months ended June 30, 2024 and 2023. The provision for losses on unfunded commitments for the three months ended June 30, 2024 was a credit (negative expense) of $607,000, compared to a credit (negative expense) of $1.6 million for the three months ended June 30, 2023. The provision for losses on unfunded commitments for the six months ended June 30, 2024 was a credit (negative expense) of $477,000, compared to a credit (negative expense) of $2.4 million for the six months ended June 30, 2023.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, March 31, 2023	$832	$8,058	$445	$891	$1,263	$501	$11,990
Provision (credit) charged to expense	(74)	(1,267)	19	(20)	(276)	(1)	(1,619)
Balance, June 30, 2023	$758	$6,791	$464	$871	$987	$500	$10,371

Allowance for unfunded commitments
Balance, March 31, 2024	$679	$3,978	$614	$509	$1,353	$484	$7,617
Provision (credit) charged to expense	(6)	(632)	32	41	(10)	(32)	(607)
Balance, June 30, 2024	$673	$3,346	$646	$550	$1,343	$452	$7,010

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	22	(1,833)	48	69	(747)	(4)	(2,445)
Balance, June 30, 2023	$758	$6,791	$464	$871	$987	$500	$10,371

Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(33)	(660)	27	(191)	384	(4)	(477)
Balance, June 30, 2024	$673	$3,346	$646	$550	$1,343	$452	$7,010

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2024		December 31, 2023
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	—	—	384	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	525	10	691	29
Non-owner occupied one- to four-family residential	593	333	—	—
Commercial real estate	13,948	293	10,548	1,200
Other residential (multi-family)	—	—	7,162	—
Commercial business	200	200	—	—
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	498	—	—	—

Total	$15,764	$836	$18,785	$1,229

Modified Loans. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring (TDR) recognition and measurement guidance and, instead, requires that an entity evaluate whether the loan modification represents a new loan or a continuation of an existing loan. It also enhances disclosure requirements and introduces new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Adoption of this ASU on January 1, 2023 did not have a material impact on the Company’s results of operations, financial position or liquidity, but resulted in additional disclosure requirements related to gross charge offs by vintage year and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Company has adopted this update prospectively. Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty.

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

The following tables show, as of the dates indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by loan class and type of concession granted. Each of the types of concessions granted comprised 1.0% or less of their respective loan classes at June 30, 2024. During the three and six months ended June 30, 2024, principal forgiveness of $241,000 and $255,000, respectively, was completed on consumer loans and a land development loan. During the three and six months ended June 30, 2023, principal forgiveness of $6,000 and $39,000, respectively, was completed on consumer loans.

	Amortized Cost Basis at June 30, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,732	—	2,732
Commercial real estate	—	75	7,174	7,249
Commercial business	—	—	—	—
Consumer	—	6	—	6
	$—	$2,813	$7,174	$9,987

	Amortized Cost Basis at December 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,553	$1,553
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,750	—	2,750
Commercial real estate	—	77	20,365	20,442
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,834	$21,918	$24,757

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following tables depict the performance of loans (under modified terms) at June 30, 2024 and at December 31, 2023, respectively:

	June 30, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,732	—	—	2,732
Commercial real estate	75	7,174	—	7,249
Commercial business	—	—	—	—
Consumer	6	—	—	6
	$2,813	$7,174	$—	$9,987

	December 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,553	$—	$—	$1,553
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,750	—	—	2,750
Commercial real estate	12,384	—	8,058	20,442
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,699	$—	$8,058	$24,757

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

Watch loans are identified when the borrower has capacity to perform according to terms; however, elements of uncertainty exist. Margins of debt service coverage may be narrow, historical patterns of financial performance may be erratic, collateral margins may be diminished or the borrower may be a new and/or thinly capitalized company. Some management weakness may also exist, the borrower may have somewhat limited access to other financial institutions, and that access may diminish in difficult economic times.

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

All loans are analyzed for risk rating updates regularly. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt covenant monitoring or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated Watch, Special Mention, Substandard or Doubtful are subject to formal quarterly review and continuous monitoring processes. In addition to the regular monitoring performed by the lending personnel and credit committees, loans are subject to review by the credit review department, which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of June 30, 2024 and December 31, 2023.

	Term Loans by Origination Year
							Revolving
June 30, 2024	2024 YTD	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$3,519	$16,346	$3,704	$40	$—	$—	$6,109	$29,718
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	3,519	16,346	3,704	40	—	—	6,109	29,718
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	—	284	703	17,681	31	269	459	19,427
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	—	284	703	17,681	31	269	459	19,427
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	6,524	12,766	7,068	5,191	3,651	7,286	705	43,191
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	6,524	12,766	7,068	5,191	3,651	7,286	705	43,191
Current Period Gross Charge Offs	—	—	—	—	—	101	—	101

Other construction
Satisfactory (1-4)	22,655	68,085	353,154	87,020	19,317	—	—	550,231
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	22,655	68,085	353,154	87,020	19,317	—	—	550,231
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	22,252	64,870	320,685	185,819	101,946	165,704	533	861,809
Watch (5)	—	—	—	—	146	694	—	840
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	524	—	950	—	1,474
Total	22,252	64,870	320,685	186,343	102,092	167,348	533	864,123
Current Period Gross Charge Offs	—	49	—	—	—	15	—	64

Other residential (multi-family)
Satisfactory (1-4)	6,542	66,124	310,672	511,679	181,521	168,425	3,282	1,248,245
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	2,731	—	2,731
Classified (7-9)	—	—	—	—	—	—	—	—
Total	6,542	66,124	310,672	511,679	181,521	171,156	3,282	1,250,976
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	21,138	70,090	319,641	225,881	97,191	730,152	28,379	1,492,472
Watch (5)	—	—	—	—	—	5,078	—	5,078
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	111	87	—	13,924	—	14,122
Total	21,138	70,090	319,752	225,968	97,191	749,154	28,379	1,511,672
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	9,439	35,741	69,722	23,728	9,820	50,642	51,301	250,393
Watch (5)	—	—	994	—	—	11	—	1,005
Special Mention (6)	—	—	1,098	3,670	43	—	11,200	16,011
Classified (7-9)	200	—	—	—	7	—	—	207
Total	9,639	35,741	71,814	27,398	9,870	50,653	62,501	267,616
Current Period Gross Charge Offs	—	—	—	4	27	—	—	31

Consumer
Satisfactory (1-4)	10,524	12,545	8,584	3,921	1,745	10,821	118,894	167,034
Watch (5)	—	—	2	18	4	199	111	334
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	2	3	25	37	—	76	643	786
Total	10,526	12,548	8,611	3,976	1,749	11,096	119,648	168,154
Current Period Gross Charge Offs	5	67	93	23	3	548	41	780

Combined
Satisfactory (1-4)	102,593	346,851	1,393,933	1,060,960	415,222	1,133,299	209,662	4,662,520
Watch (5)	—	—	996	18	150	5,982	111	7,257
Special Mention (6)	—	—	1,098	3,670	43	2,731	11,200	18,742
Classified (7-9)	202	3	136	648	7	14,950	643	16,589
Total	$102,795	$346,854	$1,396,163	$1,065,296	$415,422	$1,156,962	$221,616	$4,705,108
Current Period Gross Charge Offs	$5	$116	$93	$27	$30	$664	$41	$976

	Term Loans by Origination Year
							Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$12,528	$9,878	$41	$—	$—	$—	$7,181	$29,628
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	12,528	9,878	41	—	—	—	7,181	29,628
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	532	1,022	21,333	43	64	365	—	23,359
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	532	1,022	21,333	43	64	365	—	23,359
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	14,860	12,564	5,658	3,682	5,458	4,531	878	47,631
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	14,860	12,564	5,658	3,682	5,458	4,531	1,262	48,015
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	60,895	422,727	203,918	15,867	—	—	—	703,407
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	60,895	422,727	203,918	15,867	—	—	—	703,407
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	66,733	330,489	203,781	108,232	60,288	118,570	483	888,576
Watch (5)	—	—	—	—	171	862	46	1,079
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	543	148	—	189	—	880
Total	66,733	330,489	204,324	108,380	60,459	119,621	529	890,535
Current Period Gross Charge Offs	—	—	—	—	—	11	20	31

Other residential (multi-family)
Satisfactory (1-4)	18,795	108,389	391,516	180,916	108,173	111,462	3,335	922,586
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	12,322	—	12,322
Classified (7-9)	—	—	—	—	—	7,163	—	7,163
Total	18,795	108,389	391,516	180,916	108,173	130,947	3,335	942,071
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	53,158	284,738	237,822	103,393	161,680	624,515	35,276	1,500,582
Watch (5)	—	—	—	—	154	5,348	—	5,502
Special Mention (6)	—	—	—	—	—	4,396	—	4,396
Classified (7-9)	—	—	—	—	—	10,552	—	10,552
Total	53,158	284,738	237,822	103,393	161,834	644,811	35,276	1,521,032
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	58,551	92,224	30,361	15,371	10,043	55,044	57,177	318,771
Watch (5)	—	—	—	—	—	1,369	—	1,369
Special Mention (6)	—	1,186	3,840	—	—	—	4,900	9,926
Classified (7-9)	—	—	4	27	—	—	—	31
Total	58,551	93,410	34,205	15,398	10,043	56,413	62,077	330,097
Current Period Gross Charge Offs	—	7	—	—	—	1,030	—	1,037

Consumer
Satisfactory (1-4)	16,629	12,010	6,163	2,811	828	12,089	122,166	172,696
Watch (5)	—	3	21	6	3	201	154	388
Special Mention (6)	—	—	—	—	—	—	8	8
Classified (7-9)	—	42	12	—	—	49	9	112
Total	16,629	12,055	6,196	2,817	831	12,339	122,337	173,204
Current Period Gross Charge Offs	4	135	24	3	18	1,493	77	1,754

Combined
Satisfactory (1-4)	302,681	1,274,041	1,100,593	430,315	346,534	926,576	226,496	4,607,236
Watch (5)	—	3	21	6	328	7,780	200	8,338
Special Mention (6)	—	1,186	3,840	—	—	16,718	4,908	26,652
Classified (7-9)	—	42	559	175	—	17,953	393	19,122
Total	$302,681	$1,275,272	$1,105,013	$430,496	$346,862	$969,027	$231,997	$4,661,348
Current Period Gross Charge Offs	$4	$142	$24	$3	$18	$2,534	$97	$2,822

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states. At June 30, 2024, the Company had 22 such investments, with a net carrying value of $103.1 million. At December 31, 2023, the Company had 22 such investments, with a net carrying value of $66.3 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $111.7 million as of June 30, 2024, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $100.8 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $2.8 million and $1.9 million during the three months ended June 30, 2024 and June 30, 2023, respectively. Investment amortization was $2.5 million for the three months ended June 30, 2024, compared to $1.7 million for the three months ended June 30, 2023.

The Company’s usage of federal affordable housing tax credits approximated $5.6 million and $3.8 million during the six months ended June 30, 2024 and June 30, 2023, respectively. Investment amortization was $5.1 million for the six months ended June 30, 2024, compared to $3.5 million for the six months ended June 30, 2023.

Investments in Community Development Entities

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At June 30, 2024, the Company had one such investment, with a net carrying value of $249,000. At December 31, 2023, the Company had one such investment, with a net carrying value of $361,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the proportional amortization method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $30,000 and $25,000 during the three months ended June 30, 2024 and 2023, respectively. Investment amortization amounted to $25,000 and $21,000 for the three months ended June 30, 2024 and 2023, respectively. The Company’s usage of federal New Market Tax Credits approximated $60,000 and $50,000 during the six months ended June 30, 2024 and 2023, respectively. Investment amortization amounted to $25,000 and $42,000 for the six months ended June 30, 2024 and 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these New Market Tax Credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At June 30, 2024, the Company had one such investment, with a net carrying value of $127,000. At December 31, 2023, the Company had one such investment, with a net carrying value of $415,000. Under prior tax law, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income has not been material. Currently, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $76,000 and $64,000 during the three months ended June 30, 2024 and 2023, respectively. Investment amortization amounted to $64,000 and $53,000 for the three months ended June 30, 2024 and 2023, respectively. The Company’s usage of certain federal rehabilitation/historic tax credits approximated $152,000 and $129,000 during the six months ended June 30, 2024 and 2023, respectively. Investment amortization amounted to $127,000 and $107,000 for the six months ended June 30, 2024 and 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these Rehabilitation/Historic Tax Credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2024	2023

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	133	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential	9,279	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	17	23
Total foreclosed assets held for sale and repossessions	9,429	23

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$9,429	$23

At June 30, 2024 and December 31, 2023, residential mortgage loans totaling $32,000 and $-0-, respectively, were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	June 30,
	2024	2023

	(In Thousands)
Net (gains) on sales of other real estate owned and repossessions	$(36)	$(21)
Valuation write-downs	—	8
Operating expenses, net of rental income	321	60
	$285	$47

	Six Months Ended
	June 30,
	2024	2023

	(In Thousands)
Net (gains) on sales of other real estate owned and repossessions	$(33)	$(19)
Valuation write-downs	—	82
Operating expenses, net of rental income	379	138
	$346	$201

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	June 30,	December 31,
	2024	2023

	(In Thousands)
Land	$39,305	$39,617
Buildings and improvements	107,213	107,602
Furniture, fixtures and equipment	69,093	70,162
Operating leases right of use asset	6,907	6,621
	222,518	224,002
Less: accumulated depreciation	87,991	85,411
	$134,527	$138,591

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of June 30, 2024, the lease right of use asset value was $6.9 million and the corresponding lease liability was $7.1 million. As of December 31, 2023, the lease right of use asset value was $6.6 million and the corresponding lease liability was $6.9 million. At June 30, 2024, expected lease terms ranged from 3.1 years to 14.4 years with a weighted-average lease term of 7.2 years. The weighted-average discount rate at June 30, 2024 was 4.02%.

For the three months ended June 30, 2024 and 2023, lease expense was $413,000 and $433,000, respectively. For the six months ended June 30, 2024 and 2023, lease expense was $895,000 and $843,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material. The total lease expense related to ATMs for the three months ended June 30, 2024 and 2023 was $90,000 and $78,000, respectively. The total lease expense related to ATMs for the six months ended June 30, 2024 and 2023 was $171,000 and $150,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended June 30, 2024 and 2023, income recognized from these lease agreements was $339,000 and $325,000, respectively, and was included in occupancy and equipment expense. In the six months ended June 30, 2024 and 2023, income recognized from these lease agreements was $680,000 and $649,000, respectively, and was included in occupancy and equipment expense.

	June 30, 2024	December 31, 2023

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$6,907	$6,621
Operating leases liability	$7,131	$6,870

	For the Three Months Ended
	June 30, 2024	June 30, 2023

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$413	$433

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$407	$403
Right of use assets obtained in exchange for lease obligations:
Operating leases	339	—

	For the Six Months Ended
	June 30, 2024	June 30, 2023

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$895	$843

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$869	$795
Right of use assets obtained in exchange for lease obligations:
Operating leases	680	296

At June 30, 2024, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2024	$688
2025	1,313
2026	1,338
2027	1,289
2028	1,019
2029	663
Thereafter	1,989

Future lease payments expected	8,299

Less: interest portion of lease payments	(1,168)

Lease liability	$7,131

NOTE 10: DEPOSITS

	Weighted Average	June 30,	December 31,
	Interest Rate	2024	2023

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$870,242	$895,496
Interest-bearing checking and savings accounts	1.73% and 1.67%	2,191,015	2,216,482
		3,061,257	3,111,978

Certificate accounts	0.00% - 0.99%	64,746	86,831
	1.00% - 1.99%	24,947	22,485
	2.00% - 2.99%	4,683	44,354
	3.00% - 3.99%	41,630	46,304
	4.00% - 4.99%	745,352	739,645
	5.00% and above	2,656	8,583
		884,014	948,202

Brokered deposits	5.12% and 5.20%	670,024	661,528
		670,024	661,528

		$4,615,295	$4,721,708

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $670.0 million and $661.5 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, brokered deposits included $300.0 million of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At June 30, 2024, there were brokered deposits totaling $185.1 million that had fixed rates of interest but were callable at the Bank’s discretion. At June 30, 2024, approximately 32% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 14% of the Company’s total deposits were uninsured at June 30, 2024.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2024 and December 31, 2023, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At June 30, 2024 and December 31, 2023, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30,	December 31,
	2024	2023

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,347	$1,610
Securities sold under reverse repurchase agreements	74,155	70,843
Short-term borrowings from Federal Reserve Bank	180,000	—
Overnight borrowings from the Federal Home Loan Bank	295,000	251,000
	$550,502	$323,453

Borrowings from the Federal Reserve Bank at June 30, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $191.3 million as of June 30, 2024.

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

	June 30, 2024	December 31, 2023

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$74,155	$70,843

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

Amortization of the debt issuance costs during the three months ended June 30, 2024 and 2023, totaled $74,000 and $75,000, respectively. Amortization of the debt issuance costs during the six months ended June 30, 2024 and 2023, totaled $148,000 and $149,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.91%.

At June 30, 2024 and December 31, 2023, subordinated notes were as follows:

	June 30, 2024	December 31, 2023

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	273	421
	$74,727	$74,579

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2024	2023
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(4.0)	(2.5)
State taxes	1.3	1.5
Other	0.7	0.2
	18.5%	19.7%

	Six Months Ended June 30,
	2024	2023
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(4.4)	(2.3)
State taxes	2.0	1.6
Other	0.7	0.7
	18.8%	20.5%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2019 are now closed. In addition, there are no pending audits by any state jurisdiction at June 30, 2024.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission (MAHC), which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company previously filed a motion for summary decision with the MAHC and, on January 26, 2024, the MAHC granted the motion in favor of the Company, upholding the Company’s position related to the exclusion of certain income from the calculation of Missouri income tax. In February 2024, the Missouri Department of Revenue confirmed to the Company in writing that it would not exercise its right to appeal the decision to the Missouri State Supreme Court.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2024 and December 31, 2023:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2024
Available-for-sale securities
Agency mortgage-backed securities	$316,064	$—	$316,064	$—
Agency collateralized mortgage obligations	115,964	—	115,964	—
States and political subdivisions securities	56,653	—	56,653	—
Small Business Administration securities	60,403	—	60,403	—
Interest rate derivative asset	8,943	—	8,943	—
Interest rate derivative liability	(30,071)	—	(30,071)	—

December 31, 2023
Available-for-sale securities
Agency mortgage-backed securities	$280,231	$—	$280,231	$—
Agency collateralized mortgage obligations	75,946	—	75,946	—
States and political subdivisions securities	58,137	—	58,137	—
Small Business Administration securities	63,893	—	63,893	—
Interest rate derivative asset	8,205	—	8,205	—
Interest rate derivative liability	(25,336)	—	(25,336)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2024 and December 31, 2023 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the six-month period ended June 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at June 30, 2024 or December 31, 2023.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2024
Collateral-dependent loans	$7,767	$—	$—	$7,767

December 31, 2023
Collateral-dependent loans	$7,372	$—	$—	$7,372

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At June 30, 2024 and December 31, 2023, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded are shown in the table above (net of reserves) at June 30, 2024 and December 31, 2023.

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at June 30, 2024 or December 31, 2023 which had valuation write-downs subsequent to the initial recording of the assets.

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

	June 30, 2024			December 31, 2023
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$186,469	$186,469	1	$211,333	$211,333	1
Held-to-maturity securities	191,224	165,165	2	195,023	171,193	2
Mortgage loans held for sale	13,116	13,116	2	5,849	5,849	2
Loans, net of allowance for credit losses	4,633,628	4,477,042	3	4,589,620	4,402,314	3
Interest receivable	22,420	22,420	3	21,206	21,206	3
Investment in FHLBank stock and other assets	30,052	30,052	3	26,313	26,313	3

Financial liabilities
Deposits	4,615,295	4,610,492	3	4,721,708	4,714,624	3
Short-term borrowings	550,502	550,502	3	323,453	323,453	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,727	72,938	2	74,579	71,625	2
Interest payable	9,006	9,006	3	6,225	6,225	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	45	45	3	78	78	3
Lines of credit	—	—	3	—	—	3

NOTE 16: DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities. In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management. The Company has interest rate derivatives that result from a service provided to certain qualifying loan customers that are not used to manage interest rate risk in the Company’s assets or liabilities and are not designated in a qualifying hedging relationship. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. In addition, the Company has interest rate derivatives that have been designated in a qualified hedging relationship.

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

At June 30, 2024, the Company had five interest rate swaps totaling $75.4 million in notional amount with commercial customers, and five interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, the Company has one participation loan purchased totaling $8.5 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2023, the Company had six interest rate swaps totaling $82.2 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2023, the Company had one participation loan purchased totaling $8.6 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended June 30, 2024 and 2023, the Company recognized a net loss of $7,000 and a net gain of $2,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the six months ended June 30, 2024 and 2023, the Company recognized net losses of $20,000 and $289,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI) and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At June 30, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly. The Company recorded $2.0 million of interest income related to this terminated swap in each of the three-month periods ended June 30, 2024 and 2023. The Company recorded $4.1 million of interest income related to the swap in the six months ended June 30, 2024 and $4.0 million of interest income related to the swap in the six months ended June 30, 2023.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once USD-LIBOR rate ceased to be available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent the floating rate of interest exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeded the floating rate of interest, the Company received net interest settlements, which were recorded as loan interest income. As this interest rate swap reached its contractual termination date of March 1, 2024, there has been no further interest income impact related to this swap after the three months ended March 31, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the six months ended June 30, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $2.6 million and $4.7 million, respectively, in the three and six months ended June 30, 2023.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At June 30, 2024, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.33643%. The Company recorded a reduction of loan interest income related to these swap transactions of $2.8 million and $1.7 million, respectively, in the three months ended June 30, 2024 and 2023. The Company recorded a reduction of loan interest income related to these swap transactions totaling $5.5 million and $1.7 million, respectively, in the six months ended June 30, 2024 and 2023.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and six months ended June 30, 2024 and 2023, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2024	2023

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$21,245	$17,296

Total derivatives designated as hedging instruments		$21,245	$17,296

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$8,943	$8,205

Total derivatives not designated as hedging instruments		$8,943	$8,205

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$8,826	$8,040

Total derivatives not designated as hedging instruments		$8,826	$8,040

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2024	2023

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,562)	$(1,562)
Active interest rate swaps, net of income taxes	(8)	(6,351)
	$(1,570)	$(7,913)

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2024	2023

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(3,126)	$(3,108)
Active interest rate swaps, net of income taxes	(2,976)	224
	$(6,102)	$(2,884)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended June 30,
Cash Flow Hedges	2024		2023
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$80,927	$—	$73,618	$—
Total Interest Expense	—	34,109	—	25,480
	$80,927	$34,109	$73,618	$25,480

Terminated interest rate swap	$2,025	$—	$2,025	$—
Active interest rate swaps	(2,769)	—	(4,226)	—
	$(744)	$—	$(2,201)	$—

	Six Months Ended June 30,
Cash Flow Hedges	2024		2023
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$158,317	$—	$145,081	$—
Total Interest Expense	—	66,683	—	43,751
	$158,317	$66,683	$145,081	$43,751

Terminated interest rate swap	$4,073	$—	$4,028	$—
Active interest rate swaps	(7,422)	—	(6,379)	—
	$(3,349)	$—	$(2,351)	$—

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

At June 30, 2024, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $118,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At June 30, 2024, the Company had given cash collateral to one derivative counterparty of $13.3 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $8.9 million for commercial lending swaps and collateral from the Company of $22.2 million for interest rate swaps related to variable rate loans.

At December 31, 2023, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $137,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At December 31, 2023, the Company had given cash collateral to one derivative counterparty of $11.6 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $8.2 million for commercial lending swaps, collateral from the Company of $19.2 million for interest rate swaps related to variable rate loans and collateral from the Company of $44,000 for swaps related to brokered deposits.

If the Company had breached any of these provisions at June 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

In addition, the Company considers that the determination of the valuation of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management's best estimate of the amount to be realized from the sale of the assets. While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sale of the assets could differ materially from the carrying value reflected in the financial statements, resulting in gains or losses that could materially impact earnings in future periods.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2024, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2024, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At June 30, 2024, the amortizable intangible assets included the arena naming rights of $4.9 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of June 30, 2024. While management believes no impairment existed at June 30, 2024, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the date indicated is as follows:

	June 30,	December 31,
	2024	2023

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	4,914	5,131
	$10,310	$10,527

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the Company’s financial statements to change rapidly, resulting in material future adjustments to asset values, the allowance for credit losses, or capital that could negatively affect the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020, which severely affected tourism, labor markets, business travel, immigration, and the global supply chain, among other areas. The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sporting events, retail shops, personal services, and more.

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

The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid-2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve has made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve's preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023, but core PCE, which excludes food and energy prices, has been slower to retreat and sat at 2.6% at June 2024, still above the Federal Reserve's target of 2%.

Moody’s is projecting real GDP in 2024 to be slightly lower than previously forecast, as the persistence of high interest rates continues to impact GDP growth rates. Real GDP is projected to rise 2.4% in 2024 on an annual average basis, a downward revision of 0.1%, and is projected to grow to 1.8% in 2025 and 1.9% in 2026. The actual real GDP quarterly increase in the first quarter of 2024 was 1.4% and the second quarter of 2024 advance estimate for real GDP was a quarterly increase of 2.8%.

Employment

The national unemployment rate was 4.1% as of June 2024 and has ranged from 3.4% to 4.1% since June 2022. The number of unemployed individuals remained steady at 6.8 million as of June 2024, with 206,000 jobs added in June 2024. In June 2024, employment gains in healthcare, government, and construction contributed to 153,000 of the total job gains.

As of June 2024, the labor force participation rate (the share of working - age Americans employed or actively looking for a job) remained stable at 62.6%. The unemployment rate for the Midwest, where the Company conducts most of its business, has increased from 3.4% in June 2023 to 3.8% in June 2024. Unemployment rates for June 2024 in the states where the Company has a branch or a loan production office were Arizona at 3.3%, Arkansas at 3.3%, Colorado at 3.8%, Georgia at 3.3%, Illinois at 5.0%, Iowa at 2.8%, Kansas at 3.1%, Minnesota at 2.9%, Missouri at 3.7%, Nebraska at 2.6%, North Carolina at 3.6%, and Texas at 4.0%. The rates are slightly higher for many of these states compared to March 2024. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate for June 2024 of 4.1%.

Single Family Housing

Existing - home sales decreased to a seasonally adjusted annual rate of 3.89 million in June 2024, down 5.4% from the previous year. In the Midwest, existing - home sales declined to an annual rate of 920,000 in June 2024, down 6.1% from one year ago.

The median existing - home sales price rose 4.1% from June 2023 to an all - time high of $426,900 in June 2024. All four U.S. regions registered price gains. The median price in the Midwest was $327,100, up 5.5% from June 2023.

Total housing inventory registered at the end of June 2024 was 1.32 million units, up 3.1% from May 2024 and up 23.4% from one year ago of 1.07 million units. Unsold inventory sat at a 4.1 - month supply in June 2024, up from 3.7 months in May 2024 and up from 3.1 months in June 2023.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards.

Sales of new single - family houses in June 2024 were at a seasonally adjusted annual rate of 617,000, according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 0.6% below the revised May 2024 rate of 621,000 and was 7.4% below the June 2023 rate of 666,000.

The median sales price of new houses sold in June 2024 was $417,300, up from $415,400 in June 2023. The average sales price in June 2024 of $487,200 was down from $494,700 in June 2023. The seasonally - adjusted estimate of new houses for sale at the end of June 2024 was 476,000. This represents a supply of 9.3 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30 - year, fixed - rate mortgage was 6.77% as of July 22, 2024, which is down from 6.89% for the previous week and down from 6.78% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

The U.S. multi - family market experienced a healthy rebound in demand for the first half of 2024, driven by rising consumer confidence and diminishing recession fears. Despite the notable growth in demand in 2024, the influx of new supply continues to saturate the market. During the first quarter of 2024, 153,000 units were completed, with an estimated 163,000 units expected to be delivered in the second quarter. Most new supply additions are concentrated at the 4 and 5 Star price point, contributing to the weakest rent growth observed in this market. Consequently, the persistent imbalance between supply and demand is projected to increase the vacancy rate, which is expected to reach a record 7.9% by the end of June 2024.

The Midwest and Northeast have fared the best over the past two years seeing the most favorable rent growth. The Sun Belt market rent growth has been more sluggish, with numerous markets reporting negative year over year rent growth by the end of May 2024. Current projections indicate 533,000 completions for the year, reflecting a 9% decline from the record supply seen in 2023. At the same time, absorption is accelerating, offering the national market an opportunity to stabilize and possibly begin recovering by the end of 2024.

The June 2024 national multi-family market vacancy rates remained consistent with the previous quarter at 7.8%. Our market areas reflected the following apartment vacancy levels as of June 2024: Springfield, Missouri at 5.3%, St. Louis at 9.5%, Kansas City at 7.7%, Minneapolis at 7.3%, Dallas-Fort Worth at 10.6%, Chicago at 5.6%, Atlanta at 12.3%, Phoenix at 11.0%, Denver at 9.6% and Charlotte, North Carolina at 12.3%. The rates are slightly higher for some of these cities compared to March 2024.

Absorption was positive in the second quarter of 2024 for the office industry, but supply additions held vacancy at 13.8%. Owner occupied, medical office users, and fewer high profile move-outs drove the uptick in occupancy, but persistently small leases and looming rollover exposure suggest the reprieve is likely temporary.

The 89.1 million SF under construction is the lowest amount since 2013, and the 20 million SF in construction starts over the past year is the lowest amount on record for a 12-month period. Net deliveries are expected to taper off to a negligible amount by the end of 2025, which should tighten the market for desirable existing space. Asking rental rates are still expected to dip as basis resets. An additional value correction over the next 12-18 months is expected as a steady stream of low rate loans maturing into a high-rate environment provides motivation for repricing.

New leasing volume has hovered around 10% below the average amount from 2015-2019. Much of the decline in volume has been driven by average lease sizes 15-20% smaller than the 2015-2019 average. Market participants confirm that, while the leasing market is active, typical requirements are smaller, with pre-built spec suites attracting some of the strongest demand. In the traditional leasing market, however, there has been an ongoing adjustment in per-worker space needs, with new construction winning out. Buildings completed during the current decade have maintained positive net absorption but older properties have suffered from an extreme lack of demand.

During the next 18-24 months, about 25% of square footage leased before April 2020 is set to expire. Thus, the outlook is for a continued rise in vacancy, which is expected to increase approximately 1.5% by early 2026.

As of June 2024, national office vacancy rates remained stable at 13.8% compared to March 2024, while our market areas reflected the following vacancy levels: Springfield, Missouri at 4.5%, St. Louis at 10.5%, Kansas City at 12.3%, Minneapolis at 11.5%, Dallas-Fort Worth at 18.2%, Chicago at 16.3%, Atlanta at 16.4%, Denver at 17.0%, Phoenix at 16.8% and Charlotte, North Carolina at 14.3%. The rates are higher for many of these cities compared to March 2024.

The U.S. retail market is in one of its firmest fundamental positions on record thanks to steadily rising demand, a significant reduction in tenant bankruptcies and store closures, and limited new supply. Demand for retail space has increased by 40.1 million SF during the past 12 months and over 212 million SF since the start of 2021. While the increase in demand for space has been driven by growth from numerous sources, the most significant gains are from tenants in the food and beverage, discount, off-price, and experiential sectors, which combined accounted for over half of all new leasing activity over the past year.

While demand for space continues to rise, new retail development activity remains minimal. Approximately 36.5 million SF of new retail space was delivered across the U.S. over the past 12 months, which is half of the prior 10-year average. Most retail construction activity comprises single-tenant build-to-suits or smaller ground-floor spaces in mixed-use developments. Given the structural downshift in activity coupled with the fact that over three years of new deliveries have typically had a tenant in place at delivery, the

U.S. retail market has faced virtually no threat from new supply. This looks to continue for the foreseeable future, as retail construction starts fell to new historic lows as higher interest rates challenge the feasibility of many new potential retail developments at current rent levels. Rents continue to rise due to minimal availability and the significant boost in retail sales coming out of the pandemic. Asking rents for retail spaces have increased by 2.4% over the past year to a new record high of $25.00 per SF.

During the second quarter of 2024, national retail vacancy rates remained steady at 4.1% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.2%, St. Louis at 4.2%, Kansas City at 3.9%, Minneapolis at 2.5%, Dallas-Fort Worth at 4.5%, Chicago at 4.8%, Atlanta at 3.6%, Phoenix at 4.8%, Denver at 3.7%, and Charlotte, North Carolina at 2.6%. The rates are slightly lower for many of these cities compared to March 2024.

U.S. industrial market performance continued to downshift in the second quarter of 2024. While the national vacancy rate is not expected to rise well above its 20-year average of 7.1%, the next 6-12 months could still prove to be the market's most challenging period over the next five years. Net absorption has remained positive but continued to lose steam, with the first quarter of 2024 registering the lowest first quarter absorption tally since 2012. This weakness partly reflects recent 12-year lows in home sales, which has lowered sales of furniture, building materials, and appliances, leading to large distribution center closures by tenants including Bed Bath & Beyond, Ashley Furniture, and Home Depot. Third-party distributors that leased ahead of their long-term space needs during the pandemic have also been closing facilities they opened during 2020-2022.

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

Overall growth in real consumer goods spending has been re-accelerating since last spring as inflation gradually subsides. Large distribution center expansions by companies that sell necessities consumers are still purchasing in high volume, including Burlington Coat Factory, TJX Companies, Chuck and Dwight, and Nestle USA, which have all signed new leases larger than 700,000 SF this year.

While a potential stagnation in consumer spending poses downside risks in CoStar's absorption forecast for the next 12 months, high-tech manufacturing will likely be a key driver of leasing from 2024–26. The 2022 passage of the CHIPS and Science Act and the Inflation Reduction Act approved over $400 billion worth of incentives for growth in U.S. based high-tech manufacturing. CoStar is tracking more than 30 planned semiconductor, electric vehicle, and battery plants with estimated payrolls of more than 1,000 employees. The majority of these plants are targeting 2024–26 to begin production, with Arizona, Texas, Georgia, and the Carolinas securing the most new operations.

The trend of slowing absorption and rising space availability rates has been broad-based across major U.S. markets. Higher interest rates have caused construction starts on new industrial projects to halt. Given the average construction time of 14 months for large industrial projects, this recent pullback in starts signals that by late 2024, the number of new projects completing construction should continue to decline.

For the second quarter of 2024, national industrial vacancy rates increased to 6.6%, from 6.2% for the first quarter of 2024. Our market areas reflected the following industrial vacancy levels: Springfield, Missouri at 1.7%, St. Louis at 4.5%, Kansas City at 5.5%, Minneapolis at 4.4%, Dallas-Fort Worth at 9.6%, Chicago at 5.3%, Atlanta at 7.5%, Phoenix at 10.5%, Denver at 8.4% and Charlotte, North Carolina at 7.7%.

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

Great Southern’s total assets increased $146.4 million, or 2.5%, from $5.81 billion at December 31, 2023, to $5.96 billion at June 30, 2024. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at June 30, 2024 and December 31, 2023.”

Loans. Net outstanding loans increased $44.0 million, or 1.0%, from $4.59 billion at December 31, 2023, to $4.63 billion at June 30, 2024. The increase was primarily in other residential (multi-family) loans and was partially offset by decreases in construction loans and commercial business loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both June 30, 2024 and December 31, 2023, 0.2% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination and an estimated 0.4% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. In the six months ended June 30, 2024, available-for-sale securities increased $70.9 million, or 14.8%, from $478.2 million at December 31, 2023, to $549.1 million at June 30, 2024. In the three months ended June 30, 2024, the Company elected to purchase some fixed rate securities similar to ones already in its portfolio, to provide interest rate protection if market interest rates should fall in future periods. These securities are expected to yield over 5.00%.

Held-to-maturity Securities. In the six months ended June 30, 2024, held-to-maturity securities decreased $3.8 million, or 1.9%, from $195.0 million at December 31, 2023, to $191.2 million at June 30, 2024. See Note 5 “Investment Securities” in the Notes to Consolidated Financial Statements included in this report for additional information.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2024, total deposit balances decreased $106.4 million, or 2.3%. Compared to December 31, 2023, transaction account balances decreased $50.7 million, or 1.6%, to $3.06 billion at June 30, 2024, and retail certificates of deposit decreased $64.2 million, or 6.8%, to $884.0 million at June 30,

2024. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts and various NOW accounts, as small businesses and individuals appear to be drawing down their balances to pay for goods and services, or are seeking a higher-yielding alternative. Retail time deposits decreased due to a decrease in retail certificates generated through the banking center network. Competition for time deposits remains significant in many of our markets. Brokered deposits, including IntraFi program purchased funds, were $670.0 million and $661.5 million at June 30, 2024 and December 31, 2023, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2024 and 2023 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $3.4 million from $70.8 million at December 31, 2023 to $74.2 million at June 30, 2024. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities increased $223.7 million from $252.6 million at December 31, 2023 to $476.3 million at June 30, 2024. The Company may, from time to time, utilize overnight borrowings, short-term FHLBank advances, and BTFP borrowings from the Federal Reserve Bank of St. Louis (FRBSTL), depending on relative interest rates. The Company’s FHLBank term advances were $-0- at both June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, there was $295.0 million and $251.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings. In January 2024, the Bank borrowed $180.0 million under the BTFP program. The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $191.3 million at June 30, 2024. These funds were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. To date in 2024, the FRB has not implemented any rate changes and at June 30, 2024, the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in 2024 to be unlikely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for a few more months before any rate cuts occur, possibly as early as September 2024.

Great Southern’s loan portfolio includes loans ($1.41 billion at June 30, 2024) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2024. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($826 million at June 30, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($7 million at June 30, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At June 30, 2024, nearly all of these SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the SOFR indexes or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment for deposits, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based, AMERIBOR-based and prime-based loans.

As of June 30, 2024, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a modestly negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in market interest rates because our portfolios are relatively well-matched in a twelve-month horizon.

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2024 and 2023.”

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. Upon election, any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the CBLR will be considered “well-capitalized” under the prompt corrective action rules. Currently, the CBLR is 9.0%. To date, the Company and the Bank have chosen to not utilize the CBLR due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Business Initiatives

Since early 2022, Great Southern had been preparing to convert to a new core banking platform (New System) to be delivered by a third-party vendor. As previously disclosed, the migration to the New System, originally scheduled for the third quarter of 2023, was delayed to mid-2024. In addition, as also previously disclosed, certain contractual disputes arose between Great Southern and the third-party vendor. While discussions were ongoing between the parties for an extended period of time, no meaningful progress was made in resolving the contractual disputes.

The system migration efforts were beset by a variety of significant issues, including having missed a second conversion date because of continued operational and system problems. Therefore, Great Southern has taken the following actions to protect its interests. On April 24, 2024, Great Southern informed the third-party vendor that it was terminating the Master Agreement between Great Southern and the third-party vendor in accordance with Great Southern’s rights under the Master Agreement. In addition, on April 24, 2024, Great Southern initiated legal action against the third-party vendor by filing a complaint in the U.S. District Court for the Western District of Missouri, Southern Division. The complaint seeks to recover damages caused by the third-party vendor’s material breach of the Master Agreement, inability and/or inaction on the part of the third-party vendor to effectively and timely manage the system migration, as well as the third-party vendor’s misrepresentations and omissions. As of the filing date of this Quarterly Report on Form 10-Q, the third-party vendor has not yet filed a responsive pleading to Great Southern’s complaint. The parties continue informal settlement discussions, but there is no guarantee that the parties will reach a mutually agreed upon settlement to terminate the litigation.

Great Southern now expects to continue operations with its current core banking provider, which will allow Great Southern to offer its full array of products and services.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

During the six months ended June 30, 2024, the Company’s total assets increased by $146.4 million to $5.96 billion. The increase was primarily in investment securities and loans, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents were $186.5 million at June 30, 2024, a decrease of $24.9 million, or 11.8%, from $211.3 million at December 31, 2023.

The Company’s available-for-sale securities increased $70.9 million, or 14.8%, compared to December 31, 2023. The increase was primarily due to the purchase of several collateralized mortgage obligations and mortgage-backed securities, partially offset by normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 9.2% and 8.2% of total assets at June 30, 2024 and December 31, 2023, respectively.

The Company’s held-to-maturity securities decreased $3.8 million, or 1.9%, compared to December 31, 2023. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.2% and 3.4% of total assets at June 30, 2024 and December 31, 2023, respectively.

Net loans increased $44.0 million from December 31, 2023, to $4.63 billion at June 30, 2024. This increase was primarily in other residential (multi-family) loans ($309 million increase), which was partially offset by a decrease in construction loans ($162 million decrease) and commercial business loans ($62 million decrease). The decrease in commercial business loans was primarily related to a few large loan payoffs in the three months ended March 31, 2024. Despite the decrease in construction loans, the pipeline of construction loan commitments and the unfunded portion of construction loans remained strong in the six months ending June 30, 2024. As construction projects were completed, the related loans were either moved from the construction category to the appropriate permanent loan categories or paid off.

Total liabilities increased $149.4 million, from $5.24 billion at December 31, 2023 to $5.39 billion at June 30, 2024. This increase was primarily due to an increase in short-term borrowings, partially offset by a reduction in transaction account deposits and certificate of deposit accounts.

Total deposits decreased $106.4 million, or 2.3%, from $4.72 billion at December 31, 2023 to $4.62 billion at June 30, 2024. Transaction account balances decreased $50.7 million, from $3.11 billion at December 31, 2023 to $3.06 billion at June 30, 2024. Total interest-bearing checking accounts decreased $25.5 million, while non-interest-bearing checking accounts decreased $25.3 million. Retail certificates of deposit decreased $64.2 million compared to December 31, 2023, to $884.0 million at June 30, 2024 due to competition for deposits.

Brokered deposits increased $8.5 million to $670.0 million at June 30, 2024, compared to $661.5 million at December 31, 2023. Brokered deposits were utilized to offset reductions in other deposit categories and in borrowings. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at June 30, 2024, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index.

The Company’s term FHLBank advances were $-0- at both June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities increased $223.7 million from $252.6 million at December 31, 2023 to $476.3 million at June 30, 2024. At June 30, 2024, $295.0 million of this total was overnight borrowings from the FHLBank, which was used to fund loan originations and purchases of investment securities, compared to $251.0 million of overnight borrowings from the FHLBank at December 31, 2023. In January 2024, the Bank borrowed $180.0 million under the BTFP. The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $191.3 million as of June 30, 2024. These funds were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank.

Securities sold under reverse repurchase agreements with customers increased $3.4 million, or 4.7%, from $70.8 million at December 31, 2023 to $74.2 million at June 30, 2024. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity decreased $3.0 million, from $571.8 million at December 31, 2023 to $568.8 million at June 30, 2024. Accumulated other comprehensive loss (a reduction in equity) increased $13.0 million during the six months ended June 30, 2024, primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of increased market interest rates. Stockholders’ equity decreased due to repurchases of the Company’s common stock totaling $12.4 million and dividends declared on common stock of $9.3 million. Partially offsetting these decreases were net income of $30.4 million for the six months ended June 30, 2024 and a $1.4 million increase in stockholders’ equity due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2024 and 2023

General

Net income was $17.0 million for the three months ended June 30, 2024 compared to $18.3 million for the three months ended June 30, 2023. This decrease of $1.3 million, or 7.3%, was primarily due to a decrease in net interest income of $1.3 million, or 2.7%, an increase in non-interest expense of $1.7 million, or 4.9% and an increase in provision for credit losses on unfunded commitments of $1.0 million, or 62.5%, partially offset by an increase in non-interest income of $2.1 million, or 26.6%, and a decrease in income tax expense of $627,000, or 14.0%.

Net income was $30.4 million for the six months ended June 30, 2024 compared to $38.8 million for the six months ended June 30, 2023. This decrease of $8.4 million, or 21.6%, was primarily due to a decrease in net interest income of $9.7 million, or 9.6%, an increase in non-interest expense of $1.7 million, or 2.4%, and an increase in provision for credit losses on loans and unfunded commitments of $968,000, or 102.4%. The provision for credit losses on loans decreased $1.0 million, while the provision for credit losses on unfunded commitments increased $2.0 million. These items were partially offset by a decrease in income tax expense of $3.0 million, or 29.6%, and an increase in non-interest income of $981,000, or 6.3%.

Total Interest Income

Total interest income increased $7.3 million, or 9.9%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to a $6.9 million increase in interest income on loans and a $456,000 increase in interest income on investment securities and other interest-earning assets. Interest income from loans increased during the three months ended June 30, 2024 compared to the same period in 2023 due to higher average balances and higher average rates of interest. Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2024 compared to the same period in 2023 due to higher average rates of interest.

Total interest income increased $13.2 million, or 9.1%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to a $12.5 million increase in interest income on loans and a $745,000 increase in interest income on investment securities and other interest-earning assets. Interest income from loans increased during the six months ended June 30,

2024 compared to the same period in 2023 due to higher average balances and higher average rates of interest. Interest income from investment securities and other interest-earning assets increased during the six months ended June 30, 2024 compared to the same period in 2023 due to higher average rates of interest, partially offset by slightly lower average balances of investment securities.

Interest Income – Loans

During the three months ended June 30, 2024 compared to the three months ended June 30, 2023, interest income on loans increased $6.0 million due to higher average interest rates on loans. The average yield on loans increased from 5.84% during the three months ended June 30, 2023, to 6.37% during the three months ended June 30, 2024. This increase was primarily due to the repricing of floating rate loans as market interest rates increased. Interest income on loans also increased $834,000 as the result of higher average loan balances, which increased from $4.63 billion during the three months ended June 30, 2023, to $4.69 billion during the three months ended June 30, 2024. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans and a slowdown in loan prepayments in 2023 and 2024, due to higher market interest rates.

During the six months ended June 30, 2024 compared to the six months ended June 30, 2023, interest income on loans increased $10.8 million due to higher average interest rates on loans. The average yield on loans increased from 5.80% during the six months ended June 30, 2023, to 6.25% during the six months ended June 30, 2024. This increase was primarily due to the repricing of floating rate loans due to higher market interest rates. Interest income on loans also increased $1.7 million as the result of higher average loan balances, which increased from $4.62 billion during the six months ended June 30, 2023, to $4.68 billion during the six months ended June 30, 2024.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate this swap, effective immediately. The Company was paid $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income (AOCI) and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has had the effect of reducing AOCI and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended June 30, 2024 and 2023. The Company recorded $4.1 million of interest income related to the swap in the six months ended June 30, 2024 and $4.0 million of interest income related to the swap in the six months ended June 30, 2023. At June 30, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once USD-LIBOR rate ceased to be available). The floating rate was reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-LIBOR/SOFR, the Company received net interest settlements, which were recorded as loan interest income. If one-month USD-LIBOR/SOFR exceeded the fixed rate of interest, the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the six months ended June 30, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $2.6 million and $4.7 million, respectively, in the three and six months ended June 30, 2023. As this interest rate swap reached its contractual termination date of March 1, 2024, there was no impact from this swap in the three months ended June 30, 2024, and there will be no further interest income impact related to this swap.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $2.8 million in the three months ended June 30, 2024, compared to a $1.7 million reduction of interest income in the three months ended June 30, 2023. The Company recorded a reduction of loan interest income related to these swap transactions of $5.5 million in the six months ended June 30, 2024, compared to a $1.7 million reduction of interest income in the the six months ended June 30, 2023. At June 30, 2024, the USD-Prime rate was 8.50% and the one-month USD-SOFR OIS rate was 5.33643%.

If market interest rates remain near their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $364,000 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest income increased $383,000 as a result of higher average interest rates from 2.86% during the three months ended June 30, 2023, to 3.09% during the three month period ended June 30, 2024. Partially offsetting that increase, interest income decreased $19,000 as a result of a decrease in average balances from $699.0 million during the three months ended June 30, 2023, to $696.2 million during the three months ended June 30, 2024. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

Interest income on investments increased $371,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Interest income increased $663,000 as a result of higher average interest rates from 2.86% during the six months ended June 30, 2023, to 3.05% during the six month period ended June 30, 2024. Partially offsetting that increase, interest income decreased $292,000 as a result of a decrease in average balances from $702.9 million during the six months ended June 30, 2023, to $683.0 million during the six months ended June 30, 2024. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Proceeds from repayment of securities were generally used to fund loan growth and, to a limited extent, purchase additional securities.

Interest income on other interest-earning assets increased $92,000 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest income increased $88,000 as a result of higher average interest rates from 4.93% during the three months ended June 30, 2023, to 5.31% during the three months ended June 30, 2024. Interest income increased $4,000 as a result of a slight increase in average balances from $97.0 million during the three months ended June 30, 2023, to $97.3 million during the three months ended June 30, 2024.

Interest income on other interest-earning assets increased $374,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Interest income increased $263,000 as a result of higher average interest rates from 4.73% during the six months ended June 30, 2023, to 5.26% during the six months ended June 30, 2024. Interest income increased $111,000 as a result of an increase in average balances from $94.4 million during the six months ended June 30, 2023, to $98.9 million during the six months ended June 30, 2024.

Total Interest Expense

Total interest expense increased $8.6 million, or 33.9%, during the three months ended June 30, 2024, when compared with the three months ended June 30, 2023, due to an increase in interest expense on deposits of $6.0 million, or 27.5%, an increase in interest expense on short-term borrowings of $2.4 million, or 125.1%, an increase in interest expense on securities sold under reverse repurchase agreements of $173,000, or 78.3%, and an increase in interest expense on subordinated debentures issued to capital trusts of $28,000, or 6.6%.

Total interest expense increased $22.9 million, or 52.4%, during the six months ended June 30, 2024, when compared with the six months ended June 30, 2023, due to an increase in interest expense on deposits of $19.0 million, or 52.1%, an increase in interest expense on short-term borrowings of $3.7 million, or 99.2%, an increase in interest expense on securities sold under reverse repurchase agreements of $164,000, or 29.1%, and an increase in interest expense on subordinated debentures issued to capital trusts of $89,000, or 10.9%.

Interest Expense – Deposits

Interest expense on demand and savings deposits increased $2.8 million due to average rates of interest that increased from 1.25% in the three months ended June 30, 2023 to 1.76% in the three months ended June 30, 2024. Interest rates paid on demand deposits were higher in the 2024 period due to significant increases in overall market rates and competition for deposits. Interest expense on demand deposits increased $127,000, due to an increase in average balances from $2.19 billion during the three months ended June 30, 2023, to $2.23 billion during the three months ended June 30, 2024. The Company also experienced increased balances in various types of money market accounts due to the increase in average rates on these accounts.

Interest expense on demand and savings deposits increased $7.9 million due to average rates of interest that increased from 1.03% in the six months ended June 30, 2023 to 1.74% in the six months ended June 30, 2024. Interest rates paid on demand deposits were higher in the 2024 period due to significant increases in overall market rates and competition for deposits. Interest expense on demand deposits increased $208,000, due to an increase in average balances from $2.19 billion during the six months ended June 30, 2023, to $2.23 billion during the six months ended June 30, 2024. The Company also experienced increased balances in various types of money market accounts due to the increase in average rates on these accounts.

Interest expense on time deposits increased $2.6 million as a result of an increase in average rates of interest from 2.85% during the three months ended June 30, 2023, to 4.08% during the three months ended June 30, 2024. Partially offsetting this increase, interest expense on time deposits decreased $575,000 due to a decrease in average balances of time deposits from $987.5 million during the three months ended June 30, 2023 to $894.5 million in the three months ended June 30, 2024. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Competition for time deposits remains significant in our market areas, and upon maturity, we lost some of these deposits to competitors. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest compared to the year-ago period due to increases in market interest rates and targeted promotions during 2023 and into 2024.

Interest expense on time deposits increased $7.0 million as a result of an increase in average rates of interest from 2.46% during the six months ended June 30, 2023, to 4.00% during the six months ended June 30, 2024. Partially offsetting this increase, interest expense on time deposits decreased $948,000 due to a decrease in average balances of time deposits from $1.00 billion during the six months ended June 30, 2023 to $916.1 million in the six months ended June 30, 2024. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest compared to the year-ago period due to increases in market interest rates and targeted promotions during 2023 and into 2024.

Interest expense on brokered deposits increased $571,000, due to an increase in average balances from $637.6 million during the three months ended June 30, 2023 to $683.3 million during the three months ended June 30, 2024. Interest expense on brokered deposits increased $441,000 due to average rates of interest that increased from 4.97% in the three months ended June 30, 2023 to 5.25% in the three months ended June 30, 2024. Brokered deposits added during 2023 and 2024 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

Interest expense on brokered deposits increased $3.6 million, due to an increase in average balances from $547.7 million during the six months ended June 30, 2023 to $686.1 million during the six months ended June 30, 2024. Interest expense on brokered deposits increased $1.3 million due to average rates of interest that increased from 4.79% in the six months ended June 30, 2023 to 5.25% in the six months ended June 30, 2024. As noted above, brokered deposits added during 2023 and 2024 were at higher market rates than brokered deposits previously issued.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three and six months ended June 30, 2024 and 2023.

Interest expense on reverse repurchase agreements increased $101,000 due to higher average balances. The average balance of repurchase agreements increased $21.7 million from $55.3 million in the three months ended June 30, 2023 to $77.0 million in the three months ended June 30, 2024, due to changes in customers’ desire for this product, which can fluctuate. Interest expense on reverse repurchase agreements increased $72,000 due to higher average interest rates during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. The average rate of interest was 1.60% for the three months ended June 30, 2023 compared to 2.06% for the three months ended June 30, 2024, due to higher market interest rates.

Interest expense on reverse repurchase agreements increased $252,000 due to higher average interest rates during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The average rate of interest was 1.12% for the six months ended June 30, 2023 compared to 1.93% for the six months ended June 30, 2024, due to higher market interest rates. Partially offsetting this increase, interest expense on reverse repurchase agreements decreased $88,000 due to lower average balances. The average balance of repurchase agreements decreased $25.2 million from $100.9 million in the six months ended June 30, 2023 to $75.7 million in the six months ended June 30, 2024, due to changes in customers’ desire for this product.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $2.5 million during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $190.7 million from $148.6 million in the three months ended June 30, 2023 to $339.3 million in the three months ended June 30, 2024, primarily due to changes in the Company’s deposits and the mix of funding, which can fluctuate. Partially offsetting this increase, interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $22,000 during the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 due to lower average rates of interest. The average rate of interest was 5.24% for the three months ended June 30, 2023, compared to 5.18% for the three months ended June 30, 2024. The decrease in the average rate of interest was primarily due to the 2024 period including the BTFP borrowing, which had a lower rate of interest than the FHLB overnight borrowings.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $3.6 million during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $140.2 million from $150.2 million in the six months ended June 30, 2023 to $290.4 million in the six months ended June 30, 2024, primarily due to changes in the Company’s deposits and the mix of funding. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $106,000 during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 due to higher average rates of interest. The average rate of interest was 5.00% for the six months ended June 30, 2023, compared to 5.14% for the six months ended June 30, 2024.

During the three months ended June 30, 2024, compared to the three months ended June 30, 2023, interest expense on subordinated debentures issued to capital trusts increased $28,000 due to higher average interest rates. The average interest rate was 7.08% in the three months ended June 30, 2024 compared to 6.63% in the three months ended June 30, 2023. The subordinated debentures are variable-rate debentures, which bear interest at an average rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusting quarterly, which was 7.19% at June 30, 2024. There was no change in the average balance of the subordinated debentures between the 2023 and 2024 three-month periods.

During the six months ended June 30, 2024, compared to the six months ended June 30, 2023, interest expense on subordinated debentures issued to capital trusts increased $89,000 due to higher average interest rates. The average interest rate was 7.08% in the six months ended June 30, 2024 compared to 6.41% in the six months ended June 30, 2023. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2023 and 2024 six-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. There was no change in the interest expense on subordinated notes during the three or six months ended June 30, 2024, compared to the three and six months ended June 30, 2023.

Net Interest Income

Net interest income for the three months ended June 30, 2024 decreased $1.3 million to $46.8 million compared to $48.1 million for the three months ended June 30, 2023. Net interest margin was 3.43% in the three months ended June 30, 2024, compared to 3.56% in the three months ended June 30, 2023, a decrease of 13 basis points, or 3.7%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

Net interest income for the six months ended June 30, 2024 decreased $9.7 million to $91.6 million compared to $101.3 million for the six months ended June 30, 2023. Net interest margin was 3.38% in the six months ended June 30, 2024, compared to 3.77% in the six months ended June 30, 2023, a decrease of 39 basis points, or 10.3%. The Company experienced increases in interest income on both loans and investment securities. The Company experienced increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

The Company’s overall average interest rate spread decreased 19 basis points, or 6.6%, from 2.96% during the three months ended June 30, 2023 to 2.77% during the three months ended June 30, 2024. The decrease was due to a 69 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 50 basis point increase in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans increased 53 basis points, the yield on investment securities increased 23 basis points and the yield on other interest-earning assets increased 38 basis points. The rate paid on deposits increased 64 basis points, the rate paid on reverse repurchase agreements increased 46 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 6 basis points and the rate paid on subordinated debentures issued to capital trust increased 45 basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March and April 2023 and market rates moved higher more rapidly. Overall competition for deposits has remained elevated in 2024 and market interest rates have remained higher in 2024.

The Company’s overall average interest rate spread decreased 53 basis points, or 16.4%, from 3.24% during the six months ended June 30, 2023 to 2.71% during the six months ended June 30, 2024. The decrease was due to a 96 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 43 basis point increase in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans increased 45 basis points, the yield on investment securities increased 19 basis points and the yield on other interest-earning assets increased 53 basis points. The rate paid on deposits increased 95 basis points, the rate paid on reverse repurchase agreements increased 81 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 14 basis points and the rate paid on subordinated debentures issued to capital trust increased 67 basis points.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” tables in this Quarterly Report on Form 10-Q.

Provision for and Allowance for Credit Losses

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as changes in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in economic conditions, including but not limited to, changes in the national unemployment rate, commercial real estate price index, consumer sentiment, gross domestic product (GDP) and construction spending.

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

During the three months ended June 30, 2024 and June 30, 2023, the Company did not record a provision expense on its portfolio of outstanding loans. During the six months ended June 30, 2024, the Company recorded provision expense of $500,000 on its portfolio of outstanding loans. During the six months ended June 30, 2023, the Company recorded provision expense of $1.5 million on its portfolio of outstanding loans. Total net recoveries were $168,000 for the three months ended June 30, 2024, compared to net charge-offs of $135,000 in the three months ended June 30, 2023. Total net recoveries were $85,000 for the six months ended June 30, 2024, compared to net charge-offs of $128,000 in the six months ended June 30, 2023. The provision for losses on unfunded commitments for the three months ended June 30, 2024 was a negative provision of $607,000, compared to a negative provision of $1.6 million for the three months ended June 30, 2023. The provision for losses on unfunded commitments for the six months ended June 30, 2024 was a negative provision of $477,000, compared to a negative provision of $2.4 million for the six months ended June 30, 2023. The level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the level of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.39% at both June 30, 2024 and December 31, 2023. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2024, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further, or if management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At June 30, 2024, non-performing assets were $20.4 million, an increase of $8.6 million from $11.8 million at December 31, 2023. Non-performing assets as a percentage of total assets were 0.34% at June 30, 2024, compared to 0.20% at December 31, 2023. One loan relationship, totaling $9.3 million, was transferred from non-performing loans to foreclosed assets held for sale in the three months ended June 30, 2024.

Compared to December 31, 2023, non-performing loans decreased $765,000, to $11.0 million at June 30, 2024. The majority of this decrease was in the non-performing commercial real estate loans category, which decreased $788,000 from December 31, 2023.

Compared to December 31, 2023, foreclosed assets increased $9.4 million to $9.4 million at June 30, 2024. Nearly all of this increase was in the other residential (multi-family) loans category, which increased $9.3 million from December 31, 2023.

Non-performing Loans. Activity in the non-performing loans category during the six months ended June 30, 2024 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	June 30

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	—	—	—	(133)	(101)	(150)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	661	(148)	—	—	—	(88)	1,147
Other residential	—	9,572	—	—	(9,279)	—	(293)	—
Commercial real estate	10,552	572	—	—	—	—	(1,360)	9,764
Commercial business	31	—	—	—	—	(31)	—	—
Consumer	59	57	—	—	—	(13)	(30)	73
Total non-performing loans	$11,748	$10,862	$(148)	$—	$(9,412)	$(145)	$(1,921)	$10,984

At June 30, 2024, the non-performing commercial real estate category included five loans, three of which were added during the current period. The largest relationship in the category, which totaled $7.2 million, or 73.5% of the total category, was added to non-performing loans during the second quarter of 2023 and is collateralized by an office building in Missouri. The balance of this relationship was reduced by payments of $883,000 during the six months ended June 30, 2024. Another loan, totaling $2.4 million, which was a purchased participation loan originally obtained through an FDIC-assisted acquisition, is collateralized by a low-income assisted living facility in Wisconsin. During the first quarter of 2024, the Company purchased the lead participant’s $220,000 interest in this note, resulting in a 66% ownership interest. The other residential (multi-family) category of non-performing loans consisted of one student housing project in Texas, which was added to this category during the first quarter of 2024 and transferred to foreclosed assets during the three months ended June 30, 2024. The non-performing one- to four-family residential category included three loans. The largest relationship in the category totaled $593,000, or 51.7% of the category, and was added in the current period. The non-performing consumer category included five loans, three of which were added during the current period.

Potential Problem Loans. Potential problem loans decreased $1.8 million, to $5.6 million at June 30, 2024 from $7.4 million at December 31, 2023. The decrease during the period was primarily due to a $7.2 million loan in the other residential (multi-family) category that paid off during the period, partially offset by the addition of one loan relationship totaling $4.9 million ($4.4 million in the commercial real estate category and $498,000 in the consumer category) during the six months ended June 30, 2024. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the six months ended June 30, 2024 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	June 30

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	158	254	(23)	—	—	—	(63)	326
Other residential	7,162	—	—	—	—	—	(7,162)	—
Commercial real estate	—	4,358	—	—	—	—	—	4,358
Commercial business	—	213	—	—	—	—	(5)	208
Consumer	54	713	—	—	—	(34)	(20)	713
Total potential problem loans	$7,374	$5,538	$(23)	$—	$—	$(34)	$(7,250)	$5,605

At June 30, 2024, the commercial real estate category of potential problem loans included three loans, all of which are part of one relationship and were added during the current period. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The borrower’s business cash flow was negatively impacted by a labor shortage and a decrease in Medicaid reimbursement during 2022-2023. Monthly payments were made prior to and continued to be made after the transfer to this category. The one- to four-family residential category of potential problem loans included five loans, four of which were added during the current period. The largest relationship in this category totaled $98,000, or 29.9% of the total category. The commercial business category of potential problem loans included two loans. The largest relationship in this category totaled $200,000, or 96.5% of the total category, and was added during the current period. The consumer category of potential problem loans included 11 loans, nine of which were added during the current period, including one home equity loan totaling $498,000 that is related to the nursing care facility relationship noted above. The decrease in the other residential (multi-family) category of potential problem loans included the payment in full in April 2024 of one $7.2 million loan relationship that was collateralized by an apartment and retail project in Oklahoma.

Other Real Estate Owned and Repossessions. All of the total $9.4 million of other real estate owned and repossessions at June 30, 2024 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the six months ended June 30, 2024 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	June 30

(In thousands)
One-to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	133	—	—	—	133
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	—	—	—	—	—
Other residential	—	9,279	—	—	—	9,279
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	23	82	(88)	—	—	17
Total foreclosed assets and repossessions	$23	$9,494	$(88)	$—	$—	$9,429

At June 30, 2024, the land development category of foreclosed assets consisted of one property in southern Illinois, which was transferred from non-performing loans during the six months ended June 30, 2024. The other residential (multi-family) category of foreclosed assets included one property consisting of student housing in Texas, which was added during the six months ended June 30, 2024. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” decreased $1.0 million, from $8.3 million at December 31, 2023 to $7.3 million at June 30, 2024, primarily due to the payoff of a single $1.4 million loan. While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit position of the assets does not deteriorate and expose the institution to elevated risk, which might warrant adverse classification at a future date. In the six months ended June 30, 2024, loans classified as “Special Mention” decreased $7.9 million, to $18.7 million, as two loan relationships were downgraded to “Substandard” and added to non-performing loans. The largest relationship consisted of four commercial business loans totaling $16.0 million at June 30, 2024 and is secured by business assets, equipment, accounts receivable and real estate. The relationship was added to the “Special Mention” category during 2023 due to stressed cash flow associated with business expansion. Since that time, the borrower has reduced debt by restructuring business operations, resulting in improved business cash flow and collateral margins. See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended June 30, 2024, non-interest income increased $2.1 million to $9.8 million when compared to the three months ended June 30, 2023, primarily as a result of the following items:

Other income: Other income increased $2.6 million compared to the prior year period. In the three months ended June 30, 2024, the Company recorded $2.7 million of other income, net of expenses and write-offs, related to the termination of the Master Agreement between the Company and a third-party software vendor for the conversion of the Company’s core banking platform. This termination was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. This amount represented the elimination of certain deferred credits and other liabilities, along with the write-off of certain capitalized hardware, software and other assets, that previously had been recorded as part of the preparation to convert to the new core-banking platform.

Net gains on loan sales: Net gains on loan sales increased $418,000 compared to the prior year period. The increase was partially due to an increase in balance of fixed-rate single-family mortgage loans sold during the 2024 period compared to the 2023 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. The Company realized higher premiums on the sales of loans in the 2024 period compared to the 2023 period, as market interest rates were more stable in the first half of 2024 compared to the first half of 2023.

Overdraft and insufficient funds fees: Overdraft and insufficient funds fees decreased $759,000 compared to the prior year period. This decrease was primarily due to the continuation of a multi-year trend whereby our customers are choosing to forego authorizing payments of certain items which exceed their account balances, resulting in fewer overdrafts in checking accounts and related fees. We expect these fees generally to continue to decrease in the future.

For the six months ended June 30, 2024, non-interest income increased $981,000 to $16.6 million when compared to the six months ended June 30, 2023, primarily as a result of the following items:

Other income: Other income increased $2.1 million compared to the prior year period, for the same reason noted in the quarterly comparison above.

Net gains on loan sales: Net gains on loan sales increased $706,000 compared to the prior year period, for the same reason noted in the quarterly comparison above.

Overdraft and insufficient funds fees: Overdraft and insufficient funds fees decreased $1.4 million compared to the prior year period, for the same reason noted in the quarterly comparison above.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $709,000 compared to the prior year period. This decrease was primarily due to a portion of these transactions now being routed through channels with lower fees to us, which we expect will continue in future periods, and slightly lower usage of debit cards by our customers.

Non-interest Expense

For the three months ended June 30, 2024, non-interest expense increased $1.7 million to $36.4 million when compared to the three months ended June 30, 2023, primarily as a result of the following items:

Other operating expenses: Other operating expenses increased $466,000 from the prior year period, to $2.6 million. In the 2024 period, the Company recorded expenses totaling $600,000 related to ongoing compliance matters. The Company continually monitors its compliance programs, including matters that may arise from time to time, which could result in additional compliance expenses in future periods.

Net occupancy expenses: Net occupancy expenses increased $432,000 from the prior year period. Various components of computer license and support expenses collectively increased by $476,000 in the 2024 period compared to the 2023 period.

Several other non-interest expense categories increased $916,000 in total compared to the prior year period.

For the six months ended June 30, 2024, non-interest expense increased $1.7 million to $70.8 million when compared to the six months ended June 30, 2023, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits expense increased $661,000, a 1.7% increase, from the prior year period. Much of this increase related to normal annual merit increases in various lending and operations areas.

Net occupancy expenses: Net occupancy expenses increased $551,000 from the prior year period, for the same reason noted in the quarterly comparison above.

Insurance: Insurance expense increased $530,000 from the prior year period. The increase was primarily due to increases in deposit insurance rates for the FDIC’s Deposit Insurance Fund, which went into effect during 2023.

The Company’s efficiency ratio for the three months ended June 30, 2024, was 64.27% compared to 62.10% for the same period in 2023. The Company’s efficiency ratio for the six months ended June 30, 2024, was 65.42% compared to 59.13% for the same period in 2023. The Company’s ratio of non-interest expense to average assets was 2.50% and 2.44% for the three- and six-months ended June 30, 2024, respectively, compared to 2.43% and 2.42% for the three- and six-months ended June 30, 2023, respectively. Average assets for the three months ended June 30, 2024, increased $110.2 million, or 1.9%, from the three months ended June 30, 2023, primarily due to an increase in net loans receivable and non-interest-earning assets. Average assets for the six months ended June 30,

2024, increased $84.0 million, or 1.5%, compared to the six months ended June 30, 2023, primarily due to increases in net loans receivable and non-interest-earning assets.

Provision for Income Taxes

For the three months ended June 30, 2024 and 2023, the Company’s effective tax rate was 18.5% and 19.7%, respectively. For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate was 18.8% and 20.5%, respectively. These effective rates were near or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states is analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.5% to 20.0% in future periods, primarily due to additional investment tax credits being utilized beginning in 2024.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.1 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. Net loan fees included in interest income were $2.3 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30,	Three Months Ended			Three Months Ended
	2024	June 30, 2024			June 30, 2023
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.05%	$877,957	$8,769	4.02%	$911,223	$8,365	3.68%
Other residential	7.33	1,072,168	19,633	7.36	858,225	14,381	6.72
Commercial real estate	6.21	1,499,893	23,296	6.25	1,508,785	22,243	5.91
Construction	7.75	803,478	15,525	7.77	865,418	15,646	7.25
Commercial business	6.63	254,429	4,162	6.58	292,318	4,223	5.79
Other loans	6.46	170,467	2,697	6.36	183,446	2,368	5.18
Industrial revenue bonds(1)	6.20	11,758	213	7.29	12,428	216	6.97

Total loans receivable	6.34	4,690,150	74,295	6.37	4,631,843	67,442	5.84

Investment securities(1)	3.06	696,239	5,347	3.09	699,034	4,983	2.86
Interest-earning deposits in other banks	5.33	97,340	1,285	5.31	96,979	1,193	4.93

Total interest-earning assets	5.91	5,483,729	80,927	5.94	5,427,856	73,618	5.44
Non-interest-earning assets:
Cash and cash equivalents		94,669			89,117
Other non-earning assets		250,244			201,467
Total assets		$5,828,642			$5,718,440

Interest-bearing liabilities:
Interest-bearing demand and savings	1.73	$2,234,824	9,794	1.76	$2,194,547	6,857	1.25
Time deposits	4.14	894,475	9,073	4.08	987,523	7,024	2.85
Brokered deposits	5.12	683,337	8,916	5.25	637,599	7,904	4.97
Total deposits	2.90	3,812,636	27,783	2.93	3,819,669	21,785	2.29
Securities sold under reverse repurchase agreements	2.19	76,969	394	2.06	55,257	221	1.60
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.56	339,270	4,373	5.18	148,638	1,943	5.24
Subordinated debentures issued to capital trusts	7.19	25,774	454	7.08	25,774	426	6.63
Subordinated notes	5.91	74,699	1,105	5.95	74,393	1,105	5.96

Total interest-bearing liabilities	3.22	4,329,348	34,109	3.17	4,123,731	25,480	2.48
Non-interest-bearing liabilities:
Demand deposits		853,555			950,896
Other liabilities		80,905			84,981
Total liabilities		5,263,808			5,159,608
Stockholders’ equity		564,834			558,832
Total liabilities and stockholders’ equity		$5,828,642			$5,718,440

Net interest income:			$46,818			$48,138
Interest rate spread	2.69%			2.77%			2.96%
Net interest margin*				3.43%			3.56%
Average interest-earning assets to average interest-bearing liabilities		126.7%			131.6%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $56.3 million and $57.1 million for the three months ended June 30, 2024 and 2023, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $10.7 million and $14.0 million for the three months ended June 30, 2024 and 2023, respectively. Interest income on tax-exempt assets included in this table was $589,000 and $611,000 for the three months ended June 30, 2024 and 2023, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $481,000 and $517,000 for the three months ended June 30, 2024 and 2023, respectively.

	June 30,	Six Months Ended			Six Months Ended
	2024	June 30, 2024			June 30, 2023
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.05%	$883,963	$17,466	3.97%	$910,452	$16,530	3.66%
Other residential	7.33	1,016,071	36,491	7.22	821,877	27,065	6.64
Commercial real estate	6.21	1,499,767	46,064	6.18	1,509,645	43,778	5.85
Construction	7.75	830,025	31,368	7.60	892,568	31,853	7.20
Commercial business	6.63	264,274	8,555	6.51	287,810	8,340	5.84
Other loans	6.46	172,051	4,998	5.84	186,550	4,873	5.27
Industrial revenue bonds(1)	6.20	11,857	429	7.27	12,580	441	7.06

Total loans receivable	6.34	4,678,008	145,371	6.25	4,621,482	132,880	5.80

Investment securities(1)	3.06	682,960	10,357	3.05	702,943	9,986	2.86
Interest-earning deposits in other banks	5.33	98,922	2,589	5.26	94,415	2,215	4.73

Total interest-earning assets	5.91	5,459,890	158,317	5.83	5,418,840	145,081	5.40
Non-interest-earning assets:
Cash and cash equivalents		92,572			91,339
Other non-earning assets		243,029			201,352
Total assets		$5,795,491			$5,711,531

Interest-bearing liabilities:
Interest-bearing demand and savings	1.73	$2,229,302	19,276	1.74	$2,189,783	11,216	1.03
Time deposits	4.14	916,098	18,238	4.00	1,001,704	12,208	2.46
Brokered deposits	5.12	686,079	17,906	5.25	547,708	13,011	4.79
Total deposits	2.90	3,831,479	55,420	2.91	3,739,195	36,435	1.96
Securities sold under reverse repurchase agreements	2.19	75,718	727	1.93	100,887	563	1.12
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5.56	290,431	7,417	5.14	150,234	3,723	5.00
Subordinated debentures issued to capital trusts	7.19	25,774	908	7.08	25,774	819	6.41
Subordinated notes	5.91	74,659	2,211	5.96	74,357	2,211	6.00

Total interest-bearing liabilities	3.22	4,298,061	66,683	3.12	4,090,447	43,751	2.16
Non-interest-bearing liabilities:
Demand deposits		854,202			979,293
Other liabilities		74,391			87,463
Total liabilities		5,226,654			5,157,203
Stockholders’ equity		568,837			554,328
Total liabilities and stockholders’ equity		$5,795,491			$5,711,531

Net interest income:			$91,634			$101,330
Interest rate spread	2.69%			2.71%			3.24%
Net interest margin*				3.38%			3.77%
Average interest-earning assets to average interest-bearing liabilities		127.0%			132.5%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $56.9 million and $57.5 million for the six months ended June 30, 2024 and 2023, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $11.1 million and $14.4 million for the six months ended June 30, 2024 and 2023, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $941,000 and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$6,019	$834	$6,853
Investment securities	383	(19)	364
Interest-earning deposits in other banks	88	4	92
Total interest-earning assets	6,490	819	7,309
Interest-bearing liabilities:
Demand deposits	2,810	127	2,937
Time deposits	2,624	(575)	2,049
Brokered deposits	441	571	1,012
Total deposits	5,875	123	5,998
Securities sold under reverse repurchase agreements	72	101	173
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(22)	2,452	2,430
Subordinated debentures issued to capital trust	28	—	28
Subordinated notes	(2)	2	—
Total interest-bearing liabilities	5,951	2,678	8,629
Net interest income	$539	$(1,859)	$(1,320)

	Six Months Ended June 30,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$10,794	$1,697	$12,491
Investment securities	663	(292)	371
Interest-earning deposits in other banks	263	111	374
Total interest-earning assets	11,720	1,516	13,236
Interest-bearing liabilities:
Demand deposits	7,852	208	8,060
Time deposits	6,978	(948)	6,030
Brokered deposits	1,344	3,551	4,895
Total deposits	16,174	2,811	18,985
Securities sold under reverse repurchase agreements	252	(88)	164
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	106	3,588	3,694
Subordinated debentures issued to capital trust	89	—	89
Subordinated notes	(11)	11	—
Total interest-bearing liabilities	16,610	6,322	22,932
Net interest income	$(4,890)	$(4,806)	$(9,696)

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At June 30, 2024, the Company had commitments of approximately $32.6 million to fund loan originations, $1.09 billion of unused lines of credit and unadvanced loans, and $12.5 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	June 30,	March 31,	December 31,	December 31,	December 31,	December 31,
	2024	2024	2023	2022	2021	2020
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$200,630	$206,992	$203,964	$199,182	$175,682	$164,480
Secured by real estate (not one- to four-family)	—	—	—	—	23,752	22,273
Not secured by real estate - commercial business	122,685	120,387	82,435	104,452	91,786	77,411

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	109,153	103,839	101,545	100,669	74,501	42,162
Secured by real estate (not one-to four-family)	570,621	680,149	719,039	1,444,450	1,092,029	823,106

Loan commitments not closed
Secured by real estate (one-to four-family)	21,698	20,410	12,347	16,819	53,529	85,917
Secured by real estate (not one-to four-family)	33,273	50,858	48,153	157,645	146,826	45,860
Not secured by real estate - commercial business	14,949	9,022	11,763	50,145	12,920	699

	$1,073,009	$1,191,657	$1,179,246	$2,073,362	$1,671,025	$1,261,908

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

At June 30, 2024 and December 31, 2023, the Company had the following available secured lines and on-balance sheet liquidity:

	June 30, 2024	December 31, 2023
Federal Home Loan Bank line	$1,084.7 million	$919.1 million
Federal Reserve Bank line	$339.3 million	$448.7 million
Cash and cash equivalents	$186.5 million	$211.3 million
Unpledged securities – Available-for-sale	$326.7 million	$352.8 million
Unpledged securities – Held-to-maturity	$26.1 million	$191.7 million

Statements of Cash Flows. During the six months ended June 30, 2024 and 2023, the Company had positive cash flows from operating activities. The Company had negative cash flows from investing activities during the six months ended June 30, 2024 and 2023. The Company had positive cash flows from financing activities during the six months ended June 30, 2024 and negative cash flows from financing activities during the six months ended June 30, 2023.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash of $16.6 million and $59.0 million during the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, investing activities used cash of $144.2 million and $7.5 million, respectively. Investing activities in the 2024 period used cash primarily due to net originations of loans, purchases of available-for-sale securities and investments in tax credit partnerships, partially offset by the payments received on investment securities. Investing activities in the 2023 period used cash primarily due to net originations of loans, purchases of premises and equipment and investments in tax credit partnerships, partially offset by the payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the six months ended June 30, 2024 and 2023, financing activities provided cash of $102.8 million and used cash of $16.1 million, respectively. In the 2024 period, financing activities provided cash primarily as a result of increases in FRB borrowings and short-term borrowings, partially offset by repurchases of the Company’s common stock, dividends paid to stockholders, and net decreases in time deposits and checking and savings deposits. In the 2023 period, financing activities used cash primarily as a result of decreases in short-term borrowings, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in time deposits and checking and savings deposits.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2024, the Company’s total stockholders’ equity and common stockholders’ equity were each $568.8 million, or 9.6% of total assets, equivalent to a book value of $49.11 per common share. As of December 31, 2023, total stockholders’ equity and common stockholders’ equity were each $571.8 million, or 9.8% of total assets, equivalent to a book value of $48.44 per common share. At June 30, 2024, the Company’s tangible common equity to tangible assets ratio was 9.4%, compared to 9.7% at December 31, 2023 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at June 30, 2024 and December 31, 2023, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $47.3 million and $40.5 million, respectively. This change in net unrealized losses during the six months ended June 30, 2024, primarily resulted from increasing intermediate-term market interest rates (which generally decreased the fair value of investment securities) during the period.

In addition, included in stockholders’ equity at June 30, 2024, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $8.0 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At June 30, 2024, the remaining pre-tax amount to be recorded in interest income was $10.3 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at June 30, 2024, was an unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $16.0 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease.

As noted above, total stockholders’ equity decreased $3.0 million, from $571.8 million at December 31, 2023 to $568.8 million at June 30, 2024. Stockholders’ equity decreased due to repurchases of the Company’s common stock totaling $12.4 million and dividends declared on common stock of $9.3 million. Accumulated other comprehensive loss increased $13.0 million during the six months ended June 30, 2024, primarily due to reductions in the fair value of cash flow hedges and available-for-sale investment securities resulting from increases in market interest rates. Partially offsetting these decreases were net income of $30.4 million in the six-month period and a $1.4 million increase in stockholders’ equity due to stock option exercises.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $26.1 million at June 30, 2024, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes) they would have decreased total stockholder’s equity by $19.6 million at June 30, 2024. This amount was equal to 3.5% of total stockholders’ equity of $568.8 million.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2024, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 risk-based capital ratio was 13.0%, its total risk-based capital ratio was 14.2% and its Tier 1 leverage ratio was 11.4%. As a result, as of June 30, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2023, the Bank’s common equity Tier 1 capital ratio was 13.1%, its Tier 1 risk-based capital ratio was 13.1%, its total risk-based capital ratio was 14.3% and its Tier 1 leverage ratio was 11.6%. As a result, as of December 31, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2024, the Company’s common equity Tier 1 capital ratio was 12.0%, its Tier 1 risk-based capital ratio was 12.5%, its total risk-based capital ratio was 15.2% and its Tier 1 leverage ratio was 11.0%. On December 31, 2023, the Company’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 risk-based capital ratio was 12.4%, its total risk-based capital ratio was 15.2% and its Tier 1 leverage ratio was 11.0%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2024 and December 31, 2023, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

Dividends. During the three months ended June 30, 2024, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in March 2024). During the three months ended June 30, 2023, the Company declared a common stock cash dividend of $0.40 per share, or 26% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in March 2023). During the six months ended June 30, 2024, the Company declared common stock cash dividends totaling $0.80 per share, or 31% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.80 per share. During the six months ended June 30, 2023, the Company declared common stock cash dividends totaling $0.80 per share, or 25% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.80 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of June 30, 2024, was paid to stockholders in July 2024.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2024, the Company repurchased 124,600 shares of its common stock at an average price of $51.88 per share and issued 7,850 shares of common stock at an average price of $38.77 per share to cover stock option exercises. During the three months ended June 30, 2023, the Company repurchased 170,200 shares of its common stock at an average price of $50.70 per share and issued 5,838 shares of common stock at an average price of $31.07 per share to cover stock option exercises. During the six months ended June 30, 2024, the Company repurchased 236,962 shares of its common stock at an average price of $51.67 per share and issued 15,138 shares of common stock at an average price of $37.15 per share to cover stock option exercises. During the six months ended June 30, 2023, the Company repurchased 269,321 shares of its common stock at an average price of $52.54 per share and issued 7,555 shares of common stock at an average price of $33.79 per share to cover stock option exercises.

In December 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At June 30, 2024, approximately 490,000 shares remained available in our stock repurchase authorization.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	June 30, 2024	December 31, 2023

	(Dollars in Thousands)

Common equity at period end	$568,792	$571,829
Less: Intangible assets at period end	10,310	10,527
Tangible common equity at period end (a)	$558,482	$561,302

Total assets at period end	$5,958,766	$5,812,402
Less: Intangible assets at period end	10,310	10,527
Tangible assets at period end (b)	$5,948,456	$5,801,875

Tangible common equity to tangible assets (a) / (b)	9.39%	9.67%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2024, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a modestly negative impact on net interest income. The negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin percentage due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. Since March 2022, market interest rates have increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in the year ended December 31, 2023. As of June 30, 2024, time deposit maturities over the next 12 months were as follows: within three months -- $463 million with a weighted-average rate of 4.46%; within three to six months -- $412 million with a weighted-average rate of 4.47%; and within six to twelve months -- $259 million with a weighted-average rate of 3.98%. Based on time deposit market rates in June 2024, replacement rates for these maturing time deposits are likely to be approximately 4.00-4.35%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. To date in 2024, the FRB has not implemented any rate changes and at June 30, 2024, the Federal Funds rate was 5.50%. Financial markets now expect the possibility of significant further increases in Federal Funds interest rates in 2024 to be unlikely, with interest rate decisions being made at each FRB meeting based on economic data available at the time. However, the FRB has further indicated, and financial markets now have begun to price in, that it is likely that the Federal Funds interest rate will remain near this peak level for a few more months before any rate cuts occur, possibly as early as September 2024. Great Southern’s loan portfolio includes loans ($1.41 billion at June 30, 2024) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2024. All of these loans have interest rate floors at various rates. Great Southern has a portfolio of loans ($826 million at June 30, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($7 million at June 30, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. At June 30, 2024, nearly all of these SOFR, “prime rate” and AMERIBOR loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13 (a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2024, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the Company’s repurchase activity during the three months ended June 30, 2024.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

April 1, 2024 – April 30, 2024	45,200	$51.57	45,200	570,150
May 1, 2024 – May 31, 2024	34,600	52.03	34,600	535,550
June 1, 2024 – June 30, 2024	44,800	52.08	44,800	490,750
	124,600	$51.88	124,600
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: August 7, 2024	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)