Form 10-Q
period 2024-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2024-11-06
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,674,755 shares of common stock, par value $.01 per share, outstanding at November 4, 2024.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Per Share Data)

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023

	(Unaudited)
ASSETS
Cash	$105,098	$102,529
Interest-bearing deposits in other financial institutions	103,267	108,804
Cash and cash equivalents	208,365	211,333

Available-for-sale securities	565,225	478,207
Held-to-maturity securities	189,257	195,023
Mortgage loans held for sale	9,959	5,849
Loans receivable, net of allowance for credit losses of $64,915 – September 2024; $64,670 – December 2023	4,711,276	4,589,620
Interest receivable	22,262	21,206
Prepaid expenses and other assets	142,685	106,225
Other real estate owned and repossessions, net	263	23
Premises and equipment, net	133,311	138,591
Goodwill and other intangible assets	10,202	10,527
Federal Home Loan Bank stock and other interest-earning assets	17,912	26,313
Current and deferred income taxes	25,804	29,485
Total Assets	$6,036,521	$5,812,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,697,460	$4,721,708
Securities sold under reverse repurchase agreements with customers	75,829	70,843
Short-term borrowings and other interest-bearing liabilities	442,246	252,610
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,802	74,579
Accrued interest payable	12,002	6,225
Advances from borrowers for taxes and insurance	9,625	4,946
Accrued expenses and other liabilities	79,746	76,401
Liability for unfunded commitments	6,947	7,487
Total Liabilities	5,424,431	5,240,573

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2024 and December 2023 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2024 – 11,680,968 shares; December 2023 – 11,804,430 shares	117	118
Additional paid-in capital	47,914	44,320
Retained earnings	593,422	569,872
Accumulated other comprehensive loss	(29,363)	(42,481)
Total Stockholders’ Equity	612,090	571,829

Total Liabilities and Stockholders’ Equity	$6,036,521	$5,812,402

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023

	(Unaudited)
INTEREST INCOME
Loans	$76,425	$68,878
Investment securities and other	7,371	6,394
TOTAL INTEREST INCOME	83,796	75,272

INTEREST EXPENSE
Deposits	28,486	25,233
Securities sold under reverse repurchase agreements	385	308
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	5,388	1,433
Subordinated debentures issued to capital trust	456	454
Subordinated notes	1,106	1,106
TOTAL INTEREST EXPENSE	35,821	28,534

NET INTEREST INCOME	47,975	46,738
PROVISION FOR CREDIT LOSSES ON LOANS	1,200	—
CREDIT FOR UNFUNDED COMMITMENTS	(63)	(1,195)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND CREDIT FOR UNFUNDED COMMITMENTS	46,838	47,933

NON-INTEREST INCOME
Commissions	360	232
Overdraft and insufficient funds fees	1,307	2,017
Point-Of-Sale and ATM fee income and service charges	3,467	3,724
Net gains on loan sales	1,076	784
Late charges and fees on loans	77	149
Gain (loss) on derivative interest rate products	(37)	55
Other income	742	891
TOTAL NON-INTEREST INCOME	6,992	7,852

NON-INTEREST EXPENSE
Salaries and employee benefits	19,548	19,673
Net occupancy and equipment expense	8,138	7,729
Postage	861	844
Insurance	1,052	1,301
Advertising	928	950
Office supplies and printing	232	294
Telephone	669	657
Legal, audit and other professional fees	809	1,849
Expense (income) on other real estate and repossessions	(536)	62
Acquired intangible asset amortization	108	59
Other operating expenses	1,908	2,139
TOTAL NON-INTEREST EXPENSE	33,717	35,557

INCOME BEFORE INCOME TAXES	20,113	20,228
PROVISION FOR INCOME TAXES	3,623	4,349
NET INCOME	$16,490	$15,879

Basic Earnings Per Common Share	$1.41	$1.33
Diluted Earnings Per Common Share	$1.41	$1.33

Dividends Declared Per Common Share	$0.40	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023

	(Unaudited)
INTEREST INCOME
Loans	$221,796	$201,758
Investment securities and other	20,317	18,595
TOTAL INTEREST INCOME	242,113	220,353

INTEREST EXPENSE
Deposits	83,906	61,668
Securities sold under reverse repurchase agreements	1,112	871
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	12,805	5,156
Subordinated debentures issued to capital trust	1,364	1,273
Subordinated notes	3,317	3,317
TOTAL INTEREST EXPENSE	102,504	72,285

NET INTEREST INCOME	139,609	148,068
PROVISION FOR CREDIT LOSSES ON LOANS	1,700	1,500
CREDIT FOR UNFUNDED COMMITMENTS	(540)	(3,640)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND CREDIT FOR UNFUNDED COMMITMENTS	138,449	150,208

NON-INTEREST INCOME
Commissions	1,010	887
Overdraft and insufficient funds fees	3,826	5,902
Point-Of-Sale and ATM fee income and service charges	10,238	11,204
Net gains on loan sales	2,880	1,882
Late charges and fees on loans	380	454
Loss on derivative interest rate products	(57)	(234)
Other income	5,354	3,415
TOTAL NON-INTEREST INCOME	23,631	23,510

NON-INTEREST EXPENSE
Salaries and employee benefits	59,090	58,554
Net occupancy and equipment expense	23,818	22,858
Postage	2,445	2,586
Insurance	3,459	3,178
Advertising	2,169	2,500
Office supplies and printing	735	820
Telephone	2,075	2,048
Legal, audit and other professional fees	4,398	5,477
Expense (income) on other real estate and repossessions	(190)	263
Acquired intangible asset amortization	325	228
Other operating expenses	6,224	6,226
TOTAL NON-INTEREST EXPENSE	104,548	104,738

INCOME BEFORE INCOME TAXES	57,532	68,980
PROVISION FOR INCOME TAXES	10,647	14,325
NET INCOME	$46,885	$54,655

Basic Earnings Per Common Share	$4.01	$4.53
Diluted Earnings Per Common Share	$3.99	$4.52

Dividends Declared Per Common Share	$1.20	$1.20

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023

	(Unaudited)
Net Income	$16,490	$15,879

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $5,913 and $(5,420), for 2024 and 2023, respectively	18,124	(16,606)

Unrealized loss on securities transferred to held-to-maturity, net of taxes of $(10) and $(13) for 2024 and 2023, respectively	(33)	(38)

Amortization of realized loss on termination of cash flow hedge, net of taxes of $(467) and $(468), for 2024 and 2023, respectively	(1,580)	(1,580)

Change in value of active cash flow hedges, net of taxes (credit) of $3,123 and $(832) for 2024 and 2023, respectively	9,571	(2,547)

Comprehensive Income (Loss)	$42,572	$(4,892)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023

	(Unaudited)
Net Income	$46,885	$54,655

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $3,699 and $(5,327), for 2024 and 2023, respectively	11,334	(16,323)

Unrealized loss on securities transferred to held-to-maturity, net of taxes of $(35) and $(30) for 2024 and 2023, respectively	(105)	(92)

Amortization of realized loss on termination of cash flow hedge, net of taxes of $(1,391) and $(1,387), for 2024 and 2023, respectively	(4,706)	(4,688)

Change in value of active cash flow hedges, net of taxes (credit) of $2,151 and $(758) for 2024 and 2023, respectively	6,595	(2,323)

Comprehensive Income	$60,003	$31,229

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED SEPTEMBER 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2024	$116	$45,321	$578,800	$(55,445)	$—	$568,792
Net income	—	—	16,490	—	—	16,490
Stock issued under Stock Option Plan	—	2,593	—	—	2,914	5,507
Common cash dividends declared, $0.40 per share	—	—	(4,673)	—	—	(4,673)
Change in fair value of cash flow hedges	—	—	—	7,991	—	7,991
Change in unrealized loss on held-to-maturity securities	—	—	—	(33)	—	(33)
Change in unrealized gain on available-for-sale securities	—	—	—	18,124	—	18,124
Repurchase of the Company’s common stock	—	—	—	—	(108)	(108)
Reclassification of treasury stock per Maryland law	1	—	2,805	—	(2,806)	—
Balance, September 30, 2024	$117	$47,914	$593,422	$(29,363)	$—	$612,090

	THREE MONTHS ENDED SEPTEMBER 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2023	$120	$43,292	$558,927	$(56,010)	$—	$546,329
Net income	—	—	15,879	—	—	15,879
Stock issued under Stock Option Plan	—	409	—	—	45	454
Common cash dividends declared, $0.40 per share	—	—	(4,745)	—	—	(4,745)
Change in fair value of cash flow hedges	—	—	—	(4,127)	—	(4,127)
Change in unrealized loss on held-to-maturity securities	—	—	—	(38)	—	(38)
Change in unrealized loss on available-for-sale securities	—	—	—	(16,606)	—	(16,606)
Repurchase of the Company’s common stock	—	—	—	—	(5,449)	(5,449)
Reclassification of treasury stock per Maryland law	(1)	—	(5,403)	—	5,404	—
Balance, September 30, 2023	$119	$43,701	$564,658	$(76,781)	$—	$531,697

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2024	$118	$44,320	$569,872	$(42,481)	$—	$571,829
Net income	—	—	46,885	—	—	46,885
Stock issued under Stock Option Plan	—	3,594	—	—	3,342	6,936
Common cash dividends declared, $1.20 per share	—	—	(13,986)	—	—	(13,986)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Change in fair value of cash flow hedges	—	—	—	1,889	—	1,889
Change in unrealized loss on held-to-maturity securities	—	—	—	(105)	—	(105)
Change in unrealized gain on available-for-sale securities	—	—	—	11,334	—	11,334
Repurchase of the Company’s common stock	—	—	—	—	(12,469)	(12,469)
Reclassification of treasury stock per Maryland law	(1)	—	(9,126)	—	9,127	—
Balance, September 30, 2024	$117	$47,914	$593,422	$(29,363)	$—	$612,090

	NINE MONTHS ENDED SEPTEMBER 30, 2023
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2023	$122	$42,445	$543,875	$(53,355)	$—	$533,087
Net income	—	—	54,655	—	—	54,655
Stock issued under Stock Option Plan	—	1,256	—	—	249	1,505
Common cash dividends declared, $1.20 per share	—	—	(14,386)	—	—	(14,386)
Change in fair value of cash flow hedges	—	—	—	(7,011)	—	(7,011)
Change in unrealized loss on held-to-maturity securities	—	—	—	(92)	—	(92)
Change in unrealized loss on available-for-sale securities	—	—	—	(16,323)	—	(16,323)
Repurchase of the Company’s common stock	—	—	—	—	(19,738)	(19,738)
Reclassification of treasury stock per Maryland law	(3)	—	(19,486)	—	19,489	—
Balance, September 30, 2023	$119	$43,701	$564,658	$(76,781)	$—	$531,697

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,885	$54,655
Proceeds from sales of loans held for sale	133,935	126,762
Originations of loans held for sale	(134,855)	(125,845)
Items not requiring (providing) cash:
Depreciation	6,230	6,600
Amortization	526	455
Compensation expense for stock option grants	1,299	1,195
Provision for credit losses on loans	1,700	1,500
Credit for unfunded commitments	(540)	(3,640)
Net gain on loan sales	(2,880)	(1,882)
Net loss on sale of premises and equipment	16	18
Net (gain) loss on sale/write-down of other real estate owned and repossessions	(491)	41
Accretion of deferred income, premiums, discounts and other	(10,461)	(10,454)
Loss on derivative interest rate products	57	234
Net non-cash gain recorded on contract termination	(2,762)	—
Deferred income taxes	(544)	845
Changes in:
Interest receivable	(1,056)	(259)
Prepaid expenses and other assets	3,977	(7,704)
Accrued expenses and other liabilities	(6,583)	23,250
Income taxes refundable/payable	(175)	1,114
Net cash provided by operating activities	34,278	66,885

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(123,795)	(54,526)
Purchase of loans	(6,251)	(400)
Purchase of premises and equipment	(3,492)	(6,171)
Proceeds from sale of premises and equipment	96	233
Proceeds from sale of other real estate owned and repossessions	11,012	280
Proceeds from maturities and calls of available-for-sale securities	—	1,022
Principal reductions on mortgage-backed securities	27,151	25,674
Purchase of available-for-sale securities	(92,631)	—
Investment in tax credit partnerships	(11,997)	(26,780)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	8,401	(5,224)
Net cash used in investing activities	(191,506)	(65,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(5,062)	83,533
Net increase (decrease) in checking and savings deposits	(19,111)	83,739
Net increase (decrease) in short-term borrowings	14,622	(124,144)
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	180,000	—
Advances from borrowers for taxes and insurance	4,679	3,637
Repurchase of the Company’s common stock	(12,469)	(19,738)
Dividends paid	(14,036)	(14,535)
Stock options exercised	5,637	310
Net cash provided by financing activities	154,260	12,802

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,968)	13,795
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,333	168,520
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,365	$182,315

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2023, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

The Company has corrected its Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 within this Quarterly Report on Form 10-Q for an error in classification within the operating activities section of the statements of cash flows regarding amortization of terminated hedging transactions and for an error in classification regarding investments in tax credit partnerships between the operating activities and investing activities sections of the statements of cash flows.

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

The Company assessed the materiality of these changes in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its statements of cash flows are not material to any previously presented financial statements. The corrections had no impact on the Consolidated Statements of Financial Condition, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Statements of Stockholders’ Equity, or notes to these financial statements, for any previously presented interim or annual financial statements. Accordingly, the Company corrected the previously reported immaterial errors for the nine months ended September 30, 2023 in this Quarterly Report on Form 10-Q.

A summary of corrections reflecting the prior period impacts to the Company’s Consolidated Statements of Cash Flows are shown below (in thousands of dollars):

	For the Nine Months Ended September 30, 2023
	As Previously
	Presented	Net Change	As Corrected

Operating Activities
Accretion of deferred income, premiums, discounts and other	$(4,379)	$(6,075)	$(10,454)
Prepaid expenses and other assets	(40,559)	32,855	(7,704)
Net cash provided by operating activities	40,105	26,780	66,885

Investing Activities
Investment in tax credit partnerships	—	(26,780)	(26,780)
Net cash provided by (used in) investing activities	(39,112)	(26,780)	(65,892)

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2024	2023

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,656	11,935
Net income	$16,490	$15,879
Per common share amount	$1.41	$1.33

Diluted:
Average common shares outstanding	11,656	11,935
Net effect of dilutive stock options – based on the treasury stock method using average market price	63	42
Diluted common shares	11,719	11,977
Net income	$16,490	$15,879
Per common share amount	$1.41	$1.33

	Nine Months Ended September 30,
	2024	2023

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,688	12,055
Net income	$46,885	$54,655
Per common share amount	$4.01	$4.53

Diluted:
Average common shares outstanding	11,688	12,055
Net effect of dilutive stock options – based on the treasury stock method using average market price	58	49
Diluted common shares	11,746	12,104
Net income	$46,885	$54,655
Per common share amount	$3.99	$4.52

Options outstanding at September 30, 2024 and 2023, to purchase 712,403 and 758,129 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market price of the common stock for the three months ended September 30, 2024 and 2023, respectively. Options outstanding at September 30, 2024 and 2023, to purchase 712,403 and 675,768 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the nine month periods because the exercise prices of such options were greater than the average market price of the common stock for the nine months ended September 30, 2024 and 2023, respectively.

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

The amortized cost and fair values of securities were as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$352,265	$1,900	$28,060	$326,105
Agency collateralized mortgage obligations	125,421	1,626	7,385	119,662
States and political subdivisions	58,742	324	1,475	57,591
Small Business Administration securities	67,449	87	5,669	61,867
	$603,877	$3,937	$42,589	$565,225

	September 30, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,375	$2,005	$73,380	$—	$6,351	$67,029
Agency collateralized mortgage obligations	111,936	(2,220)	109,716	—	12,327	97,389
States and political subdivisions	6,150	11	6,161	—	537	5,624
	$189,461	$(204)	$189,257	$—	$19,215	$170,042

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	245	245	—	—
After three through four years	977	995	—	—
After four through five years	—	—	—	—
After five through fifteen years	10,652	10,523	3,246	2,953
After fifteen years	46,868	45,828	2,915	2,671
Securities not due on a single maturity date	545,135	507,634	183,096	164,418
	$603,877	$565,225	$189,257	$170,042

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at September 30, 2024 and December 31, 2023, was approximately $432.9 million and $456.9 million, respectively, which was approximately 76.6% and 95.5% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at September 30, 2024 and December 31, 2023, which was $189.3 million and $195.0 million, respectively. Total fair value of these investments at September 30, 2024 and December 31, 2023 was approximately $170.0 million and $171.2 million, respectively. Held-to-maturity investment securities are evaluated for potential credit losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at September 30, 2024, it had ample liquidity sources to fund its ongoing operations without selling investment securities in its portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings of issuers, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit-related.

The following table shows the Company’s available-for-sale and held-to-maturity securities’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$3,784	$(34)	$269,222	$(28,026)	$273,006	$(28,060)
Agency collateralized mortgage obligations	—	—	66,735	(7,385)	66,735	(7,385)
States and political subdivisions securities	1,349	(11)	37,640	(1,464)	38,989	(1,475)
Small Business Administration securities	—	—	54,140	(5,669)	54,140	(5,669)
	$5,133	$(45)	$427,737	$(42,544)	$432,870	$(42,589)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$67,030	$(6,351)	$67,030	$(6,351)
Agency collateralized mortgage obligations	—	—	97,389	(12,327)	97,389	(12,327)
States and political subdivisions securities	—	—	5,623	(537)	5,623	(537)
	$—	$—	$170,042	$(19,215)	$170,042	$(19,215)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
States and political subdivisions securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
Small Business Administration securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2024 and 2023, respectively.

Allowance for Credit Losses. On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of September 30, 2024 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Classes of loans at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023

	(In Thousands)
One- to four-family residential construction	$27,643	$29,628
Subdivision construction	20,077	23,359
Land development	39,023	48,015
Commercial construction	334,299	703,407
Owner occupied one- to four-family residential	716,572	769,260
Non-owner occupied one- to four-family residential	121,834	121,275
Commercial real estate	1,546,005	1,521,032
Other residential (multi-family)	1,569,879	942,071
Commercial business	227,037	318,050
Industrial revenue bonds	11,632	12,047
Consumer auto	25,870	28,343
Consumer other	27,353	28,978
Home equity lines of credit	114,729	115,883
	4,781,953	4,661,348
Allowance for credit losses	(64,915)	(64,670)
Deferred loan fees and gains, net	(5,762)	(7,058)
	$4,711,276	$4,589,620

Weighted average interest rate	6.30%	6.25%

The following tables present the classes of loans by aging as of the dates indicated.

	September 30, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$27,643	$27,643	$—
Subdivision construction	—	—	—	—	20,077	20,077	—
Land development	—	—	553	553	38,470	39,023	—
Commercial construction	—	—	—	—	334,299	334,299	—
Owner occupied one- to four-family residential	143	61	68	272	716,300	716,572	—
Non-owner occupied one- to four-family residential	636	—	525	1,161	120,673	121,834	—
Commercial real estate	—	—	6,102	6,102	1,539,903	1,546,005	—
Other residential (multi-family)	—	—	—	—	1,569,879	1,569,879	—
Commercial business	—	—	139	139	226,898	227,037	—
Industrial revenue bonds	—	—	—	—	11,632	11,632	—
Consumer auto	18	4	12	34	25,836	25,870	—
Consumer other	105	20	84	209	27,144	27,353	—
Home equity lines of credit	1,613	—	—	1,613	113,116	114,729	—

Total	$2,515	$85	$7,483	$10,083	$4,771,870	$4,781,953	$—

	December 31, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$29,628	$29,628	$—
Subdivision construction	—	—	—	—	23,359	23,359	—
Land development	—	—	384	384	47,631	48,015	—
Commercial construction	—	—	—	—	703,407	703,407	—
Owner occupied one- to four-family residential	2,778	125	722	3,625	765,635	769,260	—
Non-owner occupied one- to four-family residential	—	—	—	—	121,275	121,275	—
Commercial real estate	187	92	10,552	10,831	1,510,201	1,521,032	—
Other residential (multi-family)	9,572	—	—	9,572	932,499	942,071	—
Commercial business	—	—	31	31	318,019	318,050	—
Industrial revenue bonds	—	—	—	—	12,047	12,047	—
Consumer auto	116	65	8	189	28,154	28,343	—
Consumer other	137	—	42	179	28,799	28,978	—
Home equity lines of credit	335	26	9	370	115,513	115,883	—

Total	$13,125	$308	$11,748	$25,181	$4,636,167	$4,661,348	$—

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

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2024	2023

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	553	384
Commercial construction	—	—
Owner occupied one- to four-family residential	68	722
Non-owner occupied one- to four-family residential	525	—
Commercial real estate	6,102	10,552
Other residential (multi-family)	—	—
Commercial business	139	31
Industrial revenue bonds	—	—
Consumer auto	12	8
Consumer other	84	42
Home equity lines of credit	—	9
Total nonaccruing loans	$7,483	$11,748

No interest income was recorded on nonaccrual loans for the three or nine months ended September 30, 2024 and 2023, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of September 30, 2024 and December 31, 2023, had an amortized cost of $6.7 million and $792,000, respectively. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023. During the three months ended September 30, 2024, the Company recorded provision expense of $1.2 million on its portfolio of outstanding loans and during the nine months ended September 30, 2024, recorded provision expense of $1.7 million on its portfolio of outstanding loans. During the three months ended September 30, 2023, the Company did not record a provision expense on its portfolio of outstanding loans and during the nine months ended September 30, 2023, recorded provision expense of $1.5 million on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, July 1, 2023	$11,818	$13,189	$25,508	$2,502	$7,827	$4,008	$64,852
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	—	—	—	—	—	(498)	(498)
Recoveries	41	—	—	—	28	330	399
Balance, September 30, 2023	$11,859	$13,189	$25,508	$2,502	$7,855	$3,840	$64,753

Allowance for credit losses
Balance, July 1, 2024	$9,678	$13,886	$29,469	$2,841	$5,677	$3,704	$65,255
Provision (credit) charged to expense	(463)	1,708	633	(106)	(930)	358	1,200
Losses charged off	—	—	(1,235)	—	(164)	(332)	(1,731)
Recoveries	4	—	—	—	17	170	191
Balance, September 30, 2024	$9,219	$15,594	$28,867	$2,735	$4,600	$3,900	$64,915

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	647	1,079	(1,590)	(363)	1,851	(124)	1,500
Losses charged off	(31)	—	—	—	—	(1,409)	(1,440)
Recoveries	72	—	2	—	182	957	1,213
Balance, September 30, 2023	$11,859	$13,189	$25,508	$2,502	$7,855	$3,840	$64,753

Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(570)	2,224	1,931	(202)	(2,526)	843	1,700
Losses charged off	(65)	—	(1,235)	(101)	(195)	(1,111)	(2,707)
Recoveries	34	—	—	194	386	638	1,252
Balance, September 30, 2024	$9,219	$15,594	$28,867	$2,735	$4,600	$3,900	$64,915

The following tables present the activity in the allowance for unfunded commitments by portfolio segment for the three and nine months ended September 30, 2024 and 2023. The provision for losses on unfunded commitments for the three months ended September 30, 2024 was a credit (negative expense) of $63,000, compared to a credit (negative expense) of $1.2 million for the three months ended September 30, 2023. The provision for losses on unfunded commitments for the nine months ended September 30, 2024 was a credit (negative expense) of $540,000, compared to a credit (negative expense) of $3.6 million for the nine months ended September 30, 2023.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, July 1, 2023	$758	$6,791	$464	$871	$987	$500	$10,371
Provision (credit) charged to expense	146	(1,412)	33	108	(34)	(36)	(1,195)
Balance, September 30, 2023	$904	$5,379	$497	$979	$953	$464	$9,176

Allowance for unfunded commitments
Balance, July 1, 2024	$673	$3,346	$646	$550	$1,343	$452	$7,010
Provision (credit) charged to expense	(262)	(543)	(19)	(57)	801	17	(63)
Balance, September 30, 2024	$411	$2,803	$627	$493	$2,144	$469	$6,947

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	168	(3,245)	81	177	(781)	(40)	(3,640)
Balance, September 30, 2023	$904	$5,379	$497	$979	$953	$464	$9,176

Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(295)	(1,203)	8	(248)	1,185	13	(540)
Balance, September 30, 2024	$411	$2,803	$627	$493	$2,144	$469	$6,947

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	September 30, 2024		December 31, 2023
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	553	—	384	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	306	8	691	29
Non-owner occupied one- to four-family residential	525	265	—	—
Commercial real estate	10,274	—	10,548	1,200
Other residential (multi-family)	—	—	7,162	—
Commercial business	330	191	—	—
Industrial revenue bonds	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	598	—	—	—

Total	$12,586	$464	$18,785	$1,229

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

The estimate of lifetime expected losses utilized in the allowance for credit losses model is developed using average historical loss on loans with similar risk characteristics, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a charge to the allowance for credit losses is generally not recorded upon modification. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans. If collection efforts have begun and the modified loan is subsequently deemed collateral-dependent, the loan is placed on nonaccrual status and the allowance for credit losses is determined based on an individual evaluation. If necessary, the loan is charged down to fair market value less estimated sales costs.

The following tables show, as of the dates indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by loan class and type of concession granted. Each of the types of concessions granted comprised 1.0% or less of their respective loan classes at September 30, 2024. During the three and nine months ended September 30, 2024, principal forgiveness of $20,000 and $275,000, respectively, was completed on consumer loans and a land development loan. During the three and nine months ended September 30, 2023, principal forgiveness of $13,000 and $52,000, respectively, was completed on consumer loans.

	Amortized Cost Basis at September 30, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,720	—	2,720
Commercial real estate	—	75	6,014	6,089
Commercial business	—	—	—	—
Consumer	—	5	—	5
	$—	$2,800	$6,014	$8,814

	Amortized Cost Basis at December 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,553	$1,553
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,750	—	2,750
Commercial real estate	—	77	20,365	20,442
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,834	$21,918	$24,757

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following tables depict the performance of loans (under modified terms) at September 30, 2024 and at December 31, 2023, respectively:

	September 30, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,720	—	—	2,720
Commercial real estate	75	—	6,014	6,089
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$2,800	$—	$6,014	$8,814

	December 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,553	$—	$—	$1,553
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,750	—	—	2,750
Commercial real estate	12,384	—	8,058	20,442
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,699	$—	$8,058	$24,757

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

Watch loans are identified when the borrower has capacity to perform according to terms; however, elements of uncertainty exist. Margins of debt service coverage may be narrow, historical patterns of financial performance may be erratic, collateral margins may be diminished or the borrower may be a new and/or thinly capitalized company. Some management weakness on the part of the borrower may also exist, the borrower may have somewhat limited access to other financial institutions, and that access may diminish in difficult economic times.

Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects or the Bank’s credit position at some future date. This is a transitional grade closely monitored for improvement or deterioration.

The Substandard rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “nonaccrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of September 30, 2024 and December 31, 2023.

	Term Loans by Origination Year
							Revolving
September 30, 2024	2024 YTD	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$7,079	$11,566	$3,710	$44	$—	$—	$5,244	$27,643
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	7,079	11,566	3,710	44	—	—	5,244	27,643
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	436	173	809	17,633	30	222	774	20,077
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	436	173	809	17,633	30	222	774	20,077
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	13,178	7,455	3,936	5,153	3,092	5,302	354	38,470
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	553	—	—	553
Total	13,178	7,455	3,936	5,153	3,645	5,302	354	39,023
Current Period Gross Charge Offs	—	—	—	—	—	101	—	101

Other construction
Satisfactory (1-4)	41,729	54,931	205,478	32,161	—	—	—	334,299
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	41,729	54,931	205,478	32,161	—	—	—	334,299
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	27,701	63,194	310,038	180,197	95,828	158,900	459	836,317
Watch (5)	—	—	—	—	145	684	—	829
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	72	306	—	—	882	—	1,260
Total	27,701	63,266	310,344	180,197	95,973	160,466	459	838,406
Current Period Gross Charge Offs	—	49	—	—	—	15	—	64

Other residential (multi-family)
Satisfactory (1-4)	61,801	91,470	497,174	538,574	212,321	162,417	3,402	1,567,159
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	2,720	—	2,720
Classified (7-9)	—	—	—	—	—	—	—	—
Total	61,801	91,470	497,174	538,574	212,321	165,137	3,402	1,569,879
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	49,148	71,127	351,065	225,014	96,327	700,369	34,019	1,527,069
Watch (5)	—	—	—	—	—	8,056	—	8,056
Special Mention (6)	—	—	—	—	—	439	—	439
Classified (7-9)	—	—	—	86	—	10,355	—	10,441
Total	49,148	71,127	351,065	225,100	96,327	719,219	34,019	1,546,005
Current Period Gross Charge Offs	—	—	54	—	—	1,181	—	1,235

Commercial business
Satisfactory (1-4)	14,082	35,041	60,157	21,326	8,218	45,992	45,487	230,303
Watch (5)	—	—	—	—	—	10	—	10
Special Mention (6)	—	—	2,045	3,384	42	—	2,553	8,024
Classified (7-9)	191	—	—	—	2	139	—	332
Total	14,273	35,041	62,202	24,710	8,262	46,141	48,040	238,669
Current Period Gross Charge Offs	—	—	—	4	27	164	—	195

Consumer
Satisfactory (1-4)	14,270	10,844	7,399	3,186	1,393	9,982	119,660	166,734
Watch (5)	—	—	7	16	4	196	109	332
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	2	13	31	6	—	121	713	886
Total	14,272	10,857	7,437	3,208	1,397	10,299	120,482	167,952
Current Period Gross Charge Offs	5	80	96	32	4	855	41	1,113

Combined
Satisfactory (1-4)	229,424	345,801	1,439,766	1,023,288	417,209	1,083,184	209,399	4,748,071
Watch (5)	—	—	7	16	149	8,946	109	9,227
Special Mention (6)	—	—	2,045	3,384	42	3,159	2,553	11,183
Classified (7-9)	193	85	337	92	555	11,497	713	13,472
Total	$229,617	$345,886	$1,442,155	$1,026,780	$417,955	$1,106,786	$212,774	$4,781,953
Current Period Gross Charge Offs	$5	$129	$150	$36	$31	$2,316	$41	$2,708

	Term Loans by Origination Year
							Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$12,528	$9,878	$41	$—	$—	$—	$7,181	$29,628
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	12,528	9,878	41	—	—	—	7,181	29,628
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	532	1,022	21,333	43	64	365	—	23,359
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	532	1,022	21,333	43	64	365	—	23,359
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	14,860	12,564	5,658	3,682	5,458	4,531	878	47,631
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	14,860	12,564	5,658	3,682	5,458	4,531	1,262	48,015
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	60,895	422,727	203,918	15,867	—	—	—	703,407
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	60,895	422,727	203,918	15,867	—	—	—	703,407
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	66,733	330,489	203,781	108,232	60,288	118,570	483	888,576
Watch (5)	—	—	—	—	171	862	46	1,079
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	543	148	—	189	—	880
Total	66,733	330,489	204,324	108,380	60,459	119,621	529	890,535
Current Period Gross Charge Offs	—	—	—	—	—	11	20	31

Other residential (multi-family)
Satisfactory (1-4)	18,795	108,389	391,516	180,916	108,173	111,462	3,335	922,586
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	12,322	—	12,322
Classified (7-9)	—	—	—	—	—	7,163	—	7,163
Total	18,795	108,389	391,516	180,916	108,173	130,947	3,335	942,071
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	53,158	284,738	237,822	103,393	161,680	624,515	35,276	1,500,582
Watch (5)	—	—	—	—	154	5,348	—	5,502
Special Mention (6)	—	—	—	—	—	4,396	—	4,396
Classified (7-9)	—	—	—	—	—	10,552	—	10,552
Total	53,158	284,738	237,822	103,393	161,834	644,811	35,276	1,521,032
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	58,551	92,224	30,361	15,371	10,043	55,044	57,177	318,771
Watch (5)	—	—	—	—	—	1,369	—	1,369
Special Mention (6)	—	1,186	3,840	—	—	—	4,900	9,926
Classified (7-9)	—	—	4	27	—	—	—	31
Total	58,551	93,410	34,205	15,398	10,043	56,413	62,077	330,097
Current Period Gross Charge Offs	—	7	—	—	—	1,030	—	1,037

Consumer
Satisfactory (1-4)	16,629	12,010	6,163	2,811	828	12,089	122,166	172,696
Watch (5)	—	3	21	6	3	201	154	388
Special Mention (6)	—	—	—	—	—	—	8	8
Classified (7-9)	—	42	12	—	—	49	9	112
Total	16,629	12,055	6,196	2,817	831	12,339	122,337	173,204
Current Period Gross Charge Offs	4	135	24	3	18	1,493	77	1,754

Combined
Satisfactory (1-4)	302,681	1,274,041	1,100,593	430,315	346,534	926,576	226,496	4,607,236
Watch (5)	—	3	21	6	328	7,780	200	8,338
Special Mention (6)	—	1,186	3,840	—	—	16,718	4,908	26,652
Classified (7-9)	—	42	559	175	—	17,953	393	19,122
Total	$302,681	$1,275,272	$1,105,013	$430,496	$346,862	$969,027	$231,997	$4,661,348
Current Period Gross Charge Offs	$4	$142	$24	$3	$18	$2,534	$97	$2,822

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At September 30, 2024, the Company had 23 such investments, with a net carrying value of $101.2 million. At December 31, 2023, the Company had 22 such investments, with a net carrying value of $66.3 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $108.9 million as of September 30, 2024, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $98.2 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $2.8 million and $1.9 million during the three months ended September 30, 2024 and September 30, 2023, respectively. Investment amortization was $2.5 million for the three months ended September 30, 2024, compared to $1.7 million for the three months ended September 30, 2023.

The Company’s usage of federal affordable housing tax credits approximated $8.4 million and $5.7 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. Investment amortization was $7.6 million for the nine months ended September 30, 2024, compared to $5.2 million for the nine months ended September 30, 2023.

Investments in Community Development Entities

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At September 30, 2024, the Company had one such investment, with a net carrying value of $224,000. At December 31, 2023, the Company had one such investment, with a net carrying value of $361,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the proportional amortization method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $30,000 and $25,000 during the three months ended September 30, 2024 and 2023, respectively. Investment amortization amounted to $25,000 and $21,000 for the three months ended September 30, 2024 and 2023, respectively. The Company’s usage of federal New Market Tax Credits approximated $90,000 and $75,000 during the nine months ended September 30, 2024 and 2023, respectively. Investment amortization amounted to $50,000 and $62,000 for the nine months ended September 30, 2024 and 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these New Market Tax Credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At September 30, 2024, the Company had one such investment, with a net carrying value of $64,000. At December 31, 2023, the Company had one such investment, with a net carrying value of $415,000. Under prior tax law, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income was not material. Currently, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $76,000 and $64,000 during the three months ended September 30, 2024 and 2023, respectively. Investment amortization amounted to $64,000 and $53,000 for the three months ended September 30, 2024 and 2023, respectively. The Company’s usage of certain federal rehabilitation/historic tax credits approximated $228,000 and $193,000 during the nine months ended September 30, 2024 and 2023, respectively. Investment amortization amounted to $191,000 and $160,000 for the nine months ended September 30, 2024 and 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these Rehabilitation/Historic Tax Credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2024	2023

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential	—	—
Commercial real estate	230	—
Commercial business	—	—
Consumer	33	23
Total foreclosed assets held for sale and repossessions	263	23

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$263	$23

At September 30, 2024 and December 31, 2023, no residential mortgage loans were in the process of foreclosure.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	September 30,
	2024	2023

	(In Thousands)
Net (gains) on sales of other real estate owned and repossessions	$(459)	$(22)
Valuation write-downs	—	—
Operating expenses, net of rental income	(77)	84
	$(536)	$62

	Nine Months Ended
	September 30,
	2024	2023

	(In Thousands)
Net (gains) on sales of other real estate owned and repossessions	$(491)	$(41)
Valuation write-downs	—	82
Operating expenses, net of rental income	301	222
	$(190)	$263

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	September 30,	December 31,
	2024	2023

	(In Thousands)
Land	$39,269	$39,617
Buildings and improvements	107,358	107,602
Furniture, fixtures and equipment	69,403	70,162
Operating leases right of use asset	6,650	6,621
	222,680	224,002
Less: accumulated depreciation	89,369	85,411
	$133,311	$138,591

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2024, the lease right of use asset value was $6.6 million and the corresponding lease liability was $6.9 million. As of December 31, 2023, the lease right of use asset value was $6.6 million and the corresponding lease liability was $6.9 million. At September 30, 2024, expected lease terms ranged from 2.8 years to 14.2 years with a weighted-average lease term of 7.1 years. The weighted-average discount rate at September 30, 2024 was 4.03%.

For the three months ended September 30, 2024 and 2023, lease expense was $408,000 and $446,000, respectively. For the nine months ended September 30, 2024 and 2023, lease expense was $1.3 million and $1.3 million, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material. The total lease expense related to ATMs for the three months ended September 30, 2024 and 2023 was $87,000 and $84,000, respectively. The total lease expense related to ATMs for the nine months ended September 30, 2024 and 2023 was $258,000 and $234,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended September 30, 2024 and 2023, income recognized from these lease agreements was $303,000 and $326,000, respectively, and was included in occupancy and equipment expense. In the nine months ended September 30, 2024 and 2023, income recognized from these lease agreements was $984,000 and $975,000, respectively, and was included in occupancy and equipment expense.

	September 30, 2024	December 31, 2023

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$6,650	$6,621
Operating leases liability	$6,878	$6,870

	For the Three Months Ended
	September 30, 2024	September 30, 2023

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$408	$446

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$404	$439
Right of use assets obtained in exchange for lease obligations:
Operating leases	—	—

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$1,303	$1,289

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,282	$1,234
Right of use assets obtained in exchange for lease obligations:
Operating leases	814	296

At September 30, 2024, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2024	$382
2025	1,313
2026	1,338
2027	1,289
2028	1,019
2029	663
Thereafter	1,988

Future lease payments expected	7,992

Less: interest portion of lease payments	(1,114)

Lease liability	$6,878

NOTE 10: DEPOSITS

	Weighted Average	September 30,	December 31,
	Interest Rate	2024	2023

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$856,727	$895,496
Interest-bearing checking and savings accounts	1.62% and 1.67%	2,236,140	2,216,482
		3,092,867	3,111,978

Certificate accounts	0.00% - 0.99%	58,853	86,831
	1.00% - 1.99%	65,675	22,485
	2.00% - 2.99%	8,557	44,354
	3.00% - 3.99%	74,442	46,304
	4.00% - 4.99%	584,425	739,645
	5.00% and above	2,255	8,583
		794,207	948,202

Brokered deposits	4.91% and 5.20%	810,386	661,528
		810,386	661,528

		$4,697,460	$4,721,708

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $810.4 million and $661.5 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, brokered deposits included $300.0 million of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At September 30, 2024, there were brokered deposits totaling $185.0 million that had fixed rates of interest but were callable at the Bank’s discretion. At September 30, 2024, approximately 32% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 14% of the Company’s total deposits were uninsured at September 30, 2024.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2024 and December 31, 2023, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At September 30, 2024 and December 31, 2023, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30,	December 31,
	2024	2023

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,246	$1,610
Securities sold under reverse repurchase agreements	75,829	70,843
Short-term borrowings from Federal Reserve Bank	180,000	—
Overnight borrowings from the Federal Home Loan Bank	261,000	251,000
	$518,075	$323,453

Short-term borrowings from the Federal Reserve Bank at September 30, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $189.5 million as of September 30, 2024.

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

	September 30, 2024	December 31, 2023

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$75,829	$70,843

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

Amortization of the debt issuance costs during the three months ended September 30, 2024 and 2023, totaled $74,000 and $74,000, respectively. Amortization of the debt issuance costs during the nine months ended September 30, 2024 and 2023, totaled $223,000 and $223,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.91%.

At September 30, 2024 and December 31, 2023, subordinated notes were as follows:

	September 30, 2024	December 31, 2023

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	198	421
	$74,802	$74,579

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2024	2023
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.4)	(0.5)
Tax credits	(4.1)	(2.8)
State taxes	1.3	2.5
Other	0.2	1.3
	18.0%	21.5%

	Nine Months Ended September 30,
	2024	2023
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(4.3)	(2.5)
State taxes	1.8	1.9
Other	0.5	0.9
	18.5%	20.8%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2019 are now closed. In addition, there are no pending audits by any state jurisdiction at September 30, 2024.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2024 and December 31, 2023:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2024
Available-for-sale securities
Agency mortgage-backed securities	$326,105	$—	$326,105	$—
Agency collateralized mortgage obligations	119,662	—	119,662	—
States and political subdivisions securities	57,591	—	57,591	—
Small Business Administration securities	61,867	—	61,867	—
Interest rate derivative asset	6,313	—	6,313	—
Interest rate derivative liability	(14,784)	—	(14,784)	—

December 31, 2023
Available-for-sale securities
Agency mortgage-backed securities	$280,231	$—	$280,231	$—
Agency collateralized mortgage obligations	75,946	—	75,946	—
States and political subdivisions securities	58,137	—	58,137	—
Small Business Administration securities	63,893	—	63,893	—
Interest rate derivative asset	8,205	—	8,205	—
Interest rate derivative liability	(25,336)	—	(25,336)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2024 and December 31, 2023 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the nine-month period ended September 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at September 30, 2024 or December 31, 2023.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2024
Collateral-dependent loans	$6,419	$—	$—	$6,419

December 31, 2023
Collateral-dependent loans	$7,372	$—	$—	$7,372

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At September 30, 2024 and December 31, 2023, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded are shown in the table above (net of reserves) at September 30, 2024 and December 31, 2023.

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at September 30, 2024 or December 31, 2023 which had valuation write-downs subsequent to the initial recording of the assets.

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

	September 30, 2024			December 31, 2023
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$208,365	$208,365	1	$211,333	$211,333	1
Held-to-maturity securities	189,257	170,042	2	195,023	171,193	2
Mortgage loans held for sale	9,959	9,959	2	5,849	5,849	2
Loans, net of allowance for credit losses	4,711,276	4,548,245	3	4,589,620	4,402,314	3
Interest receivable	22,262	22,262	3	21,206	21,206	3
Investment in FHLBank stock and other assets	17,912	17,912	3	26,313	26,313	3

Financial liabilities
Deposits	4,697,460	4,694,052	3	4,721,708	4,714,624	3
Short-term borrowings	518,075	518,075	3	323,453	323,453	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,802	73,688	2	74,579	71,625	2
Interest payable	12,002	12,002	3	6,225	6,225	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	71	71	3	78	78	3
Lines of credit	—	—	3	—	—	3

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

At September 30, 2024, the Company had four interest rate swaps totaling $68.0 million in notional amount with commercial customers, and four interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, the Company has one participation loan purchased totaling $8.5 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2023, the Company had six interest rate swaps totaling $82.2 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2023, the Company had one participation loan purchased totaling $8.6 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended September 30, 2024 and 2023, the Company recognized net losses of $37,000 and net gains of $55,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the nine months ended September 30, 2024 and 2023, the Company recognized net losses of $57,000 and net losses of $234,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In January 2024, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company recorded a market value adjustment to the brokered deposits of $163,000, which is being amortized as a reduction of interest expense from January 2024 through February 2025.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI) and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At September 30, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly. The Company recorded $2.0 million of interest income related to this terminated swap in each of the three-month periods ended September 30, 2024 and 2023. The Company recorded $6.1 million of interest income related to the swap in each of the nine-month periods ended September 30, 2024 and 2023.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once the USD-LIBOR rate ceased to be available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent the floating rate of interest exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeded the floating rate of interest, the Company received net interest settlements, which were recorded as loan interest income. As this interest rate swap reached its contractual termination date of March 1, 2024, there has been no further interest income impact related to this swap after the three months ended March 31, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the nine months ended September 30, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $2.8 million and $7.5 million, respectively, in the three and nine months ended September 30, 2023.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At September 30, 2024, the USD-Prime rate was 8.00% and the one-month USD-SOFR OIS rate was 5.16334%. The Company recorded a reduction of loan interest income related to these swap transactions of $2.7 million in both the three months ended September 30, 2024 and the three months ended September 30, 2023. The Company recorded a reduction of loan interest income related to these swap transactions totaling $8.3 million and $4.4 million, respectively, in the nine months ended September 30, 2024 and 2023.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and nine months ended September 30, 2024 and 2023, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2024	2023

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$8,551	$17,296

Total derivatives designated as hedging instruments		$8,551	$17,296

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$6,313	$8,205

Total derivatives not designated as hedging instruments		$6,313	$8,205

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$6,233	$8,040

Total derivatives not designated as hedging instruments		$6,233	$8,040

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2024	2023

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,580)	$(1,580)
Active interest rate swaps, net of income taxes	9,571	(2,547)
	$7,991	$(4,127)

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2024	2023

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(4,706)	$(4,688)
Active interest rate swaps, net of income taxes	6,595	(2,323)
	$1,889	$(7,011)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended September 30,
Cash Flow Hedges	2024		2023
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$83,796	$—	$75,272	$—
Total Interest Expense	—	35,821	—	28,534
	$83,796	$35,821	$75,272	$28,534

Terminated interest rate swap	$2,047	$—	$2,047	$—
Active interest rate swaps	(2,743)	—	(5,545)	—
	$(696)	$—	$(3,498)	$—

	Nine Months Ended September 30,
Cash Flow Hedges	2024		2023
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$242,113	$—	$220,353	$—
Total Interest Expense	—	102,504	—	72,285
	$242,113	$102,504	$220,353	$72,285

Terminated interest rate swap	$6,120	$—	$6,076	$—
Active interest rate swaps	(10,165)	—	(11,925)	—
	$(4,045)	$—	$(5,849)	$—

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

At September 30, 2024, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $80,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At September 30, 2024, the Company had given cash collateral to one derivative counterparty of $2.7 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $6.4 million for commercial lending swaps and collateral from the Company of $9.4 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at September 30, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

The Company believes that the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated credit losses. The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified loans with a balance of $100,000 or more, are evaluated on an individual basis.

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

In addition, the Company considers that the determination of the valuation of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sale of the assets. While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sale of the assets could differ materially from the carrying value reflected in the financial statements, resulting in gains or losses that could materially impact earnings in future periods.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2024, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2024, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At September 30, 2024, the amortizable intangible assets included the arena naming rights of $4.8 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Our regular annual impairment assessment occurs in the third quarter of each year. The Company performed this annual review as of September 30, 2024 and concluded that no impairment of its goodwill or other intangible assets had occurred as of that date. While management believes no impairment existed as of September 30, 2024, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	September 30,	December 31,
	2024	2023
	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	4,806	5,131
	$10,202	$10,527

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

The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid-2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve has made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. Core PCE, which excludes food and energy prices was 2.7% at September 30, 2024, above the Federal Reserve’s target of 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated October 2024, real GDP in 2024 is projected to be slightly higher than previously forecast. Real GDP is projected to rise 2.7% in 2024 on an annual average basis, and is projected to grow 2.3% in 2025 and 2.1% in 2026. Higher consumer spending and business investment drove the upward revisions to the outlook in those years.

Employment

The national unemployment rate changed little for the month of September 2024 at 4.1%, ranging from 3.4% to 4.1% since September 2022. The number of unemployed individuals was 6.8 million as of September 2024 with 254,000 jobs added in September 2024. In September 2024, the healthcare, government, social assistance, food services, and construction sectors contributed to 170,000 of the total job gains.

As of September 2024, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.7%. The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 3.6% in September 2023 to 4.1% in September 2024. Unemployment rates for September 2024 in the states where the Company has a branch or a loan production office were: Arizona at 3.5%, Arkansas at 3.3%, Colorado at 4.0%, Georgia at 3.6%, Illinois at 5.3%, Iowa at 2.9%, Kansas at 3.3%, Minnesota at 3.4%, Missouri at 3.9%, Nebraska at 2.7%, North Carolina at 3.8%, Oklahoma at 3.4%, and Texas at 4.1%. The rates above are slightly higher for a majority of these states compared to June 2024. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate for September 2024 of 4.1%.

Single Family Housing

Existing-home sales decreased 1.0% in September 2024 to a seasonally adjusted annual rate of 3.84 million, down 3.5% from the previous year. In the Midwest, existing-home sales fell 2.2% in September 2024 to an annual rate of 900,000, down 5.3% from one year ago.

The median existing-home sales price rose 3.0% from September 2023 to $404,500 in September 2024, which is the 15th consecutive month of year-over-year price increases. The median price in the Midwest was $306,600, up 5.0% from September 2023. All regions reported median price increases when compared to the prior year.

Total housing inventory registered at the end of September 2024 was 1.39 million units, up 1.5% from August 2024 and up 23% from 1.13 million one year ago. Unsold inventory sat at a 4.3-month supply in September 2024, up from 4.2 months in August 2024 and 3.4 months in September 2023.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards.

Sales of new single‐family houses in September 2024 were at a seasonally adjusted annual rate of 738,000, according to the U.S. Census Bureau and the Department of Housing and Urban Development. This is 4.1% above the August 2024 rate of 709,000 and 6.3% above the September 2023 rate of 694,000.

The median sales price of new houses sold in September 2024 was $426,300, in line with $426,100 reported in September 2023. The average sales price in September 2024 of $501,000 was down from $515,000 in September 2023. The seasonally‐adjusted estimate of new houses for sale at the end of September 2024 was 470,000. This represents a supply of 7.6 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.44% as of October 18, 2024 which was up from 6.32% the previous week and down from 7.63% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

The U.S. multi-family market experienced a continued strong recovery in demand through the first nine months of 2024, driven by stable economic growth plus a continued slowing of renter households, making the jump to ownership and creating fewer units to backfill. Despite the notable growth in demand in 2024, the influx of new supply continued to saturate the market. During the second quarter of 2024, 190,000 units were completed, with approximately 154,000 units delivered in the first two months of the third quarter. Most new supply additions are concentrated at the 4 and 5 Star price point, contributing to the weakest rent growth observed in this market. Consequently, the persistent imbalance between supply and demand stabilized the vacancy rate in the third quarter of 2024 at 7.9%.

The Midwest and Northeast regions have fared the best over the past two years in terms of rent growth. Projected deliveries in the Midwest for 2024 are only 11,000 units higher than in 2019. This controlled increase in projected new supply is expected to keep Midwestern markets more balanced, thereby avoiding the oversupply conditions that contributed to weaker rent growth in the Sun Belt. The Sun Belt market rent growth has been sluggish, with numerous markets reporting negative year-over-year rent growth. Austin, Texas and Raleigh, North Carolina have experienced the steepest rent declines over the past four quarters, with year-over-year rent growth of negative 5.7% and negative 2.9%, respectively. The vacancy rate is also climbing for 4 & 5 Star properties in Austin, Texas from 10.4% in the second quarter of 2023 to 14.1% by the end of the second quarter of 2024.

Per CoStar, nationally, absorption is accelerating, offering the market an opportunity to stabilize and possibly begin recovering by the end of the year. The third quarter of 2024 saw 152,000 units absorbed, bringing the year to date demand to 450,000 units, which is the strongest since 2021. With supply numbers finally pulling back and demand surging, the large imbalances experienced in 2022 and 2023 appear to be lessening. With the national vacancy rate anticipated to stabilize in the second half of 2024 and projected deliveries dropping almost in half in 2025, overall market conditions appear well-positioned to begin recovery.

The September 2024 national multi-family market vacancy rates remained consistent with the previous quarter at 7.9%. Our market areas reflected the following apartment vacancy levels as of September 2024: Springfield, Missouri at 4.8%, St. Louis at 9.6%, Kansas City at 7.5%, Minneapolis at 7.4%, Dallas-Fort Worth at 11%, Chicago at 5.3%, Atlanta at 12.5%, Phoenix at 11%, Denver at 10.5% and Charlotte, North Carolina at 12.2%.

Absorption for the office industry has been flat for 2024 through September 30, 2024, but the addition of 11 million square feet (“SF”) of net new supply since April 2024 has pushed the vacancy rate up to a record 13.9%. CoStar expects the vacancy rate to rise further before plateauing in 2026. Rents are expected to flatten out in the next 12 months before beginning a recovery driven by stabilizing demand and a lack of relevant, competitive supply. Values for multi-tenanted, investment-grade buildings targeting traditional office tenants have fallen 40-45% from their peak and could dip further as more liquidity leads to a final round of price adjustments.

Supply growth has slowed to a decade-low pace in 2024. About 50 million SF in new deliveries is expected in 2024, roughly 60% of which had already been completed as of the beginning of the fourth quarter of 2024 and far below the 10-year average of around 70 million SF. Lower interest rates and the ongoing pricing resets could trigger more renovations and supply reductions, including conversions of office buildings to other uses. The ongoing reset in property values could lead to lower asking rates as more buildings transact at significant discounts to prior valuations.

CoStar reported office asking rents have remained steady over the past four years, and said a combination of aggressive discounts by new, low-basis owners, a looming lack of available space in premium new buildings, and an ongoing amount of sublease inventory is expected to keep office asking rents flat for the next 12 to 18 months. With attendance rising only gradually and job growth stagnant, there appears little likelihood of a dramatic change in demand conditions in the next 18-24 months.

As of September 2024, national office vacancy rates remained stable at 13.9% compared to June 2024, while our market areas reflected the following vacancy levels: Springfield, Missouri at 4.3%, St. Louis at 10.4%, Kansas City at 11.9%, Minneapolis at 11.5%, Dallas-Fort Worth at 18.2%, Chicago at 16.3%, Atlanta at 16.4%, Denver at 17.2%, Phoenix at 16.8% and Charlotte, North Carolina at 14.3%.

The U.S. retail market is currently in one of its firmest fundamental positions on record thanks to steadily rising demand and limited new supply. However, there has been a sharp uptick in bankruptcies and store closures. There is just 576 million SF of space available for lease across the U.S., which was lower by over 5 million SF on a year-over-year basis and almost 200 million SF (or 26%) below the amount available for lease during the height of the pandemic. Leasing activity remains concentrated in smaller spaces of under 2,500 SF, where activity is being driven by growth from quick-service restaurants and personal services. Tenants such as Starbucks, Crumbl Cookies, Yum Brands, and Restaurant Brands International (owner of BK, Tim Hortons, Popeye’s, and Firehouse Subs) have all signed up for dozens of new locations over the past year. Demand for junior and anchor spaces has been driven by tenants from numerous sectors, including discount, off-price, health and beauty, and discount grocery.

Approximately 27.9 million SF of retail space has been absorbed across the U.S. over the past year, approximately 80% of which has flowed into the general retail (20.4 million SF) and neighborhood center (2.5 million SF) segments. Seven of the top 10 markets leading the way in inventory-adjusted demand growth over the past year were in the Sun Belt, including four of the top five (Austin, Orlando, Miami and Phoenix). The other three markets in the top 10 for inventory-adjusted demand growth over the past year were all in the Midwest, with Indianapolis, St. Louis, and Minneapolis each seeing absorption of at least 1.5 million SF over that time.

A primary driver of tight conditions within the U.S. retail market has been the limited amount of new development over the past 15 years. Most retail construction activity comprises single-tenant build-to-suits, grocery-anchored neighborhood centers, or smaller ground-floor spaces in mixed-use developments. Given the structural downshift in activity coupled with the fact that over three years of new deliveries have had a tenant in place at delivery, the U.S. retail market has faced virtually no threat from new supply. This looks to continue for the foreseeable future, as retail construction starts fell to new historic lows as continued higher interest rates challenge the feasibility of many new potential retail developments at current rent levels. Rents continue to rise at a healthy rate due to minimal availability and the significant boost in retail sales coming out of the pandemic. Asking rents for retail spaces have increased by 2.1% over the past year to a record high of $25.00 per/SF.

During the third quarter of 2024, national retail vacancy rates remained steady at 4.1% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.2%, St. Louis at 4.2%, Kansas City at 3.7%, Minneapolis at 2.6%, Dallas-Fort Worth at 4.5%, Chicago at 4.7%, Atlanta at 3.8%, Phoenix at 4.8%, Denver at 3.7%, and Charlotte, North Carolina at 2.9%.

U.S. industrial market performance continued to downshift in the third quarter of 2024. While the national vacancy rate is not expected to rise above its 20-year average of 7.0%, the next 6-12 months could still prove challenging for the market. Net absorption has remained positive but continued to lose steam, with early 2024 registering the lowest first quarter absorption tally since 2012. This weakness ties partly to recent 12-year lows in home sales, which has lowered sales of furniture, building materials, and appliances, leading to large distribution center closures by tenants including Big Lots, Ashley Furniture, and Home Depot.

More positive signs for tenant demand have been emerging as the year progresses. Led by sales at non-store retailers and general merchandise stores, overall real retail goods spending has been gradually rising since early 2024 as inflation subsides. Declines that carried through last year have leveled off in 2024 for key indicators such as warehousing and storage employment and wholesale trade inventories. Monthly U.S. imports, which also declined last year, have been rising since February 2024, meaning the volume of goods flowing through distribution centers across the U.S. is back on the rise, with the exception being during the October 2024 strikes by dockworkers at major East Coast and Gulf Coast ports.

The U.S. industrial market is nearing the end of a record development surge. Higher interest rates have caused construction starts on new industrial projects to fall over the past two years. The volume of projects completing construction each quarter is expected to remain elevated through late 2024 or early 2025 but has already begun to decline and is expected to hit 10-year lows by late 2025. Gradual but persistent decline in speculative development completions has already begun. The amount of vacant space among existing Phoenix logistics properties 50,000 SF or larger has increased by 29 million SF, primarily due to speculative development since 2019 pushing the current vacancy rate among these buildings over 17%, while another 16.6 million SF worth of unleased space remains under construction.

Nationally, year-over-year industrial rent growth has decelerated over the past 24 months to 2.8%, a rate which is below the pre-pandemic five-year average. In the near term, it is expected that rent growth will slow further in both the small bay and big box logistics sectors. If net absorption can gradually increase, there is potential for rent growth to reaccelerate and return to the pre-pandemic three-year average of 5.5% to 6% by 2026-2027, given the limited amount of new supply that will likely be on track to complete during those years. However, big box logistics properties in markets most saturated with speculative development such as Austin, Indianapolis, Greenville/Spartanburg, Phoenix, and San Antonio are most at risk of lagging in any developing rent recovery, either due to slower asking rent increases or lingering, high levels of concessions.

For the third quarter of 2024, national industrial vacancy rates increased to 6.8%, from 6.6% for the second quarter of 2024. Our market areas reflected the following industrial vacancy levels for the third quarter of 2024: Springfield, Missouri at 1.6%, St. Louis at 4.2%, Kansas City at 5.6%, Minneapolis at 4.1%, Dallas-Fort Worth at 9.8%, Chicago at 5.4%, Atlanta at 7.4%, Phoenix at 11.7%, Denver at 7.6% and Charlotte, North Carolina at 8.6%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, consumer sentiment, commercial real estate price index and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depends primarily on its net interest income, as well as provisions for credit losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment securities, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Great Southern’s total assets increased $224.1 million, or 3.9%, from $5.81 billion at December 31, 2023, to $6.04 billion at September 30, 2024. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at September 30, 2024 and December 31, 2023.”

Loans. Net outstanding loans increased $121.7 million, or 2.7%, from $4.59 billion at December 31, 2023, to $4.71 billion at September 30, 2024. The increase was primarily in other residential (multi-family) loans, partially offset by decreases in construction loans, commercial business loans, and one-to four- family residential loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family), in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. Underwriting standards and monitoring procedures utilized by the Company are designed to help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at or above that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both September 30, 2024 and December 31, 2023, 0.2% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination and an estimated 0.4% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. In the nine months ended September 30, 2024, available-for-sale securities increased $87.0 million, or 18.2%, from $478.2 million at December 31, 2023, to $565.2 million at September 30, 2024. In the three months ended June 30, 2024, the Company elected to purchase some fixed rate securities similar to ones already in its portfolio, to provide interest rate protection if market interest rates should fall in future periods. These securities are expected to yield over 5.00%. See Note 5 “Investment Securities” in the Notes to Consolidated Financial Statements included in this report for additional information.

Held-to-maturity Securities. In the nine months ended September 30, 2024, held-to-maturity securities decreased $5.8 million, or 3.0%, from $195.0 million at December 31, 2023, to $189.3 million at September 30, 2024. See Note 5 “Investment Securities” in the Notes to Consolidated Financial Statements included in this report for additional information.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2024, total deposit balances decreased $24.2 million, or 0.5%. Compared to December 31, 2023, transaction account balances decreased $19.1 million, or 0.6%, to $3.09 billion at September 30, 2024, and retail certificates of deposit decreased $154.0 million, or 16.2%, to $794.2 million at September 30, 2024. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts and various NOW accounts, as small businesses and individuals appear to be drawing down their balances to pay for goods and services, or are seeking a higher-yielding alternative. Retail time deposits decreased due to a decrease in retail certificates generated through the banking center network. Competition for time deposits has been, and remains, significant in many of our markets. Brokered deposits, including IntraFi program purchased funds, were $810.4 million and $661.5 million at September 30, 2024 and December 31, 2023, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2024 and 2023 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $5.0 million from $70.8 million at December 31, 2023 to $75.8 million at September 30, 2024. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities increased $189.6 million from $252.6 million at December 31, 2023 to $442.2 million at September 30, 2024. The Company may, from time to time, utilize overnight borrowings, short-term FHLBank advances, and BTFP borrowings from the Federal Reserve Bank of St. Louis (FRBSTL), depending on relative interest rates. The Company’s FHLBank term advances were $-0- at both September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, there was $261.0 million and $251.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings. In January 2024, the Bank borrowed $180.0 million under the BTFP program. The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $189.5 million at September 30, 2024. The proceeds from these borrowings were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented a rate decrease of 0.50% in September. At September 30, 2024, the Federal Funds rate was 5.00%. Financial markets expect the possibility of further decreases in Federal Funds interest rates in 2024 and 2025 to be likely, but at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.54 billion at September 30, 2024) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2024. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($782 million at September 30, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($8.0 million at September 30, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate on this index. All of these loans had interest rate floors at various rates. At September 30, 2024, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases. The current rates are such that a significant majority of these loans will also move fully with moderate future market interest rate decreases.

A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s interest income on loans due to the large total balance of loans tied to the SOFR indexes or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment for deposits, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based, AMERIBOR-based and prime-based loans.

As of September 30, 2024, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Non-Interest Income and Non-Interest (Operating) Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income may also be affected by the Company’s interest rate derivative activities. See Note 16 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in this report.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2024 and 2023.”

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

Dodd-Frank Act. In 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape. Certain aspects of the Dodd-Frank Act have been affected by the more recently enacted Economic Growth Act, as defined and discussed below under “Economic Growth Act.”

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

The system migration efforts were beset by a variety of significant issues, including having missed a second conversion date because of continued operational and system problems. Therefore, Great Southern took the following actions to protect its interests. On April 24, 2024, Great Southern informed the third-party vendor that it was terminating the Master Agreement between Great Southern and the third-party vendor in accordance with Great Southern’s rights under the Master Agreement. In addition, on April 24, 2024, Great Southern initiated legal action against the third-party vendor by filing a complaint in the U.S. District Court for the Western District of Missouri, Southern Division. The complaint seeks to recover damages caused by the third-party vendor’s material breach of the Master Agreement, inability and/or inaction on the part of the third-party vendor to effectively and timely manage the system migration, as well as the third-party vendor’s misrepresentations and omissions. The third-party vendor filed a counterclaim alleging that Great Southern terminated the Master Agreement without cause and that Great Southern must pay an early termination fee in an amount to be proven at trial. Great Southern denies the allegations in the third-party vendor’s counterclaim and will vigorously defend itself. The parties continue informal settlement discussions, but there is no guarantee that the parties will reach a mutually agreed upon settlement to terminate the litigation.

Great Southern now expects to continue operations with its current core banking provider, which will allow Great Southern to offer its full array of products and services.

In 2025, the banking center at Benton and Chestnut in Springfield, Mo. will be replaced with a newly-constructed building on the same property at 723 N. Benton. Construction on the new building is anticipated to begin in the first quarter of 2025, with completion in the fourth quarter of 2025. During construction, customers will be serviced from a temporary facility on the property. The Company also has 11 other banking centers and an Express Center in Springfield.

Kris Conley, Chief Retail Banking Officer, will retire in December 2024 after a notable career at Great Southern Bank. He joined the Company in 1998 and has led the retail banking division since 2010. During his tenure, Great Southern expanded from 30 banking centers, mainly in southwest Missouri, to 89 banking centers across six states. In early 2023, Conley announced his retirement plans to facilitate a smooth transition, with Laura Smith named as his successor. Smith, who has been with Great Southern since 2003, previously managed the Company’s investment services division.

Kelly Polonus, Chief Communications & Marketing Officer, will also retire in December 2024, concluding a distinguished 41-year career in banking, including the last 22 years at Great Southern Bank. She announced her planned retirement in mid-2023 to ensure a seamless management transition. Succeeding Polonus will be Stacy Fender, who joined Great Southern in June 2024 after serving 18 years in communications and marketing roles at a regional healthcare system.

Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services to customers. The Company operates 89 retail banking centers in Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska and seven commercial lending offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. The common stock of Great Southern Bancorp, Inc. is listed on the Nasdaq Global Select Market under the symbol “GSBC.”

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

During the nine months ended September 30, 2024, the Company’s total assets increased by $224.1 million to $6.04 billion. The increase was primarily in investment securities and loans.

Cash and cash equivalents were $208.4 million at September 30, 2024, a decrease of $3.0 million, or 1.4%, from $211.3 million at December 31, 2023.

The Company’s available-for-sale securities increased $87.0 million, or 18.2%, compared to December 31, 2023. The increase was primarily due to the purchase of several collateralized mortgage obligations and mortgage-backed securities, partially offset by normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 9.4% and 8.2% of total assets at September 30, 2024 and December 31, 2023, respectively.

The Company’s held-to-maturity securities decreased $5.8 million, or 3.0%, compared to December 31, 2023. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.1% and 3.4% of total assets at September 30, 2024 and December 31, 2023, respectively.

Net loans increased $121.7 million from December 31, 2023, to $4.71 billion at September 30, 2024. This increase was primarily in other residential (multi-family) loans ($627.8 million increase), which was partially offset by a decrease in construction loans ($383.3 million decrease) and commercial business loans ($91.0 million decrease). The decrease in commercial business loans was primarily related to a few large loan payoffs early in 2024. Despite the decrease in construction loans, the pipeline of construction loan commitments and the unfunded portion of construction loans remained strong in the nine months ending September 30, 2024. As construction projects were completed, the related loans were either moved from the construction category to the appropriate permanent loan categories or paid off.

Total liabilities increased $183.9 million, from $5.24 billion at December 31, 2023 to $5.42 billion at September 30, 2024. This increase was primarily due to increases in short-term borrowings and brokered deposits, partially offset by a reduction in transaction account deposits and certificates of deposit.

Total deposits decreased $24.2 million, or 0.5%, from $4.72 billion at December 31, 2023 to $4.70 billion at September 30, 2024. Transaction account balances decreased $19.1 million, from $3.11 billion at December 31, 2023 to $3.09 billion at September 30, 2024. Total interest-bearing checking accounts increased $19.7 million, while non-interest-bearing checking accounts decreased $38.8 million. Retail certificates of deposit decreased $154.0 million compared to December 31, 2023, to $794.2 million at September 30, 2024, due to competition for deposits.

Brokered deposits increased $148.9 million to $810.4 million at September 30, 2024, compared to $661.5 million at December 31, 2023. Brokered deposits were utilized to offset reductions in other deposit categories and, along with borrowings, to fund increases in loans and investment securities. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at September 30, 2024, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index. The Company also utilized brokered deposits with maturities within three to nine months as part of its interest rate risk management strategies.

The Company’s term FHLBank advances were $-0- at both September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities increased $189.6 million from $252.6 million at December 31, 2023 to $442.2 million at September 30, 2024. At September 30, 2024, $261.0 million of this total was in overnight borrowings from the FHLBank, which were used to fund loan originations and purchases of investment securities, compared to $251.0 million of overnight borrowings from the FHLBank at December 31, 2023. In January 2024, the Bank borrowed $180.0 million under the BTFP. The BTFP borrowing, which matures in January 2025 and has a fixed interest rate of 4.83%, may be repaid in full or in part without penalty prior to its stated maturity date. The line is secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $189.5 million as of September 30, 2024. These funds were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank.

Securities sold under reverse repurchase agreements with customers increased $5.0 million, or 7.0%, from $70.8 million at December 31, 2023 to $75.8 million at September 30, 2024. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $40.3 million, from $571.8 million at December 31, 2023 to $612.1 million at September 30, 2024. Accumulated other comprehensive loss (a reduction in equity) decreased $13.1 million during the nine months ended September 30, 2024, primarily due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of decreased market interest rates. Stockholders’ equity also increased due to net income of $46.9 million for the nine months ended September 30, 2024 and rose by $6.9 million due to stock option exercises. Partially offsetting these changes were repurchases of the Company’s common stock totaling $12.5 million and dividends declared on common stock of $14.0 million.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2024 and 2023

General

Net income was $16.5 million for the three months ended September 30, 2024 compared to $15.9 million for the three months ended September 30, 2023. This increase of $611,000, or 3.8%, was primarily due to a decrease in non-interest expense of $1.8 million, or 5.2%, an increase in net interest income of $1.2 million, or 2.6%, and a decrease in income tax expense of $726,000, or 16.7%, partially offset by an increase in provision for credit losses on loans and unfunded commitments of $2.3 million, or 195.1%, and a decrease in non-interest income of $860,000, or 11.0%.

Net income was $46.9 million for the nine months ended September 30, 2024 compared to $54.7 million for the nine months ended September 30, 2023. This decrease of $7.8 million, or 14.2%, was primarily due to a decrease in net interest income of $8.5 million, or 5.7%, and an increase in provision for credit losses on loans and unfunded commitments of $3.3 million, or 154.2%, partially offset by a decrease in income tax expense of $3.7 million, or 25.7%, a decrease in non-interest expense of $190,000, or 0.2%, and an increase in non-interest income of $121,000, or 0.5%.

Total Interest Income

Total interest income increased $8.5 million, or 11.3%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to a $7.5 million, or 11.0%, increase in interest income on loans and a $977,000, or 15.3%, increase in interest income on investment securities and other interest-earning assets. Interest income from loans and from investment securities and other interest-earning assets increased during the three months ended September 30, 2024 compared to the same period in 2023 due to higher average balances and higher average rates of interest.

Total interest income increased $21.8 million, or 9.9%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to a $20.0 million, or 9.9%, increase in interest income on loans and a $1.7 million, or 9.3%, increase in interest income on investment securities and other interest-earning assets. Interest income from loans and from investment securities and other interest-earning assets increased during the nine months ended September 30, 2024 compared to the same period in 2023 due to higher average balances and higher average rates of interest.

Interest Income – Loans

During the three months ended September 30, 2024 compared to the three months ended September 30, 2023, interest income on loans increased $5.9 million due to higher average interest rates on loans. The average yield on loans increased from 5.92% during the three months ended September 30, 2023, to 6.44% during the three months ended September 30, 2024. This increase was primarily due to the repricing of floating rate loans as market interest rates increased in 2023 and the addition of fixed rate loans at higher rates in 2024. Interest income on loans also increased $1.6 million as the result of higher average loan balances, which increased from $4.62 billion during the three months ended September 30, 2023, to $4.72 billion during the three months ended September 30, 2024. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans and a slowdown in loan prepayments in 2023 and 2024, due to higher market interest rates. Average loan balances increased in the other residential and commercial real estate categories, partially offset by a decrease in average loan balances in the construction and commercial business categories. As construction loans were completed, they were either paid off or moved into the other residential or commercial real estate categories.

During the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, interest income on loans increased $16.7 million due to higher average interest rates on loans. The average yield on loans increased from 5.84% during the nine months ended September 30, 2023, to 6.31% during the nine months ended September 30, 2024. This increase was due to the same reasons noted above. Interest income on loans also increased $3.3 million as the result of higher average loan balances, which increased from $4.62 billion during the nine months ended September 30, 2023, to $4.69 billion during the nine months ended September 30, 2024.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate this swap, effective immediately. The Company was paid $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income (AOCI) and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has had the effect of reducing AOCI and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended September 30, 2024 and 2023. The Company recorded $6.1 million of interest income related to the swap in both the nine months ended September 30, 2024 and the nine months ended September 30, 2023. At September 30, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once the USD-LIBOR rate ceased to be available). The floating rate was reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-LIBOR/SOFR, the Company received net interest settlements, which were recorded as loan interest income. If one-month USD-LIBOR/SOFR exceeded the fixed rate of interest, the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the nine months ended September 30, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $2.8 million and $7.5 million, respectively, in the three and nine months ended September 30, 2023. As this interest rate swap reached its contractual termination date of March 1, 2024, there was no impact from this swap in the three months ended September 30, 2024, and there will be no further interest income impact related to this swap.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $2.7 million in both the three months ended September 30, 2024 and the three months ended September 30, 2023. The Company recorded a reduction of loan interest income related to these swap transactions of $8.3 million in the nine months ended September 30, 2024, compared to a $4.4 million reduction of interest income in the nine months ended September 30, 2023. At September 30, 2024, the USD-Prime rate was 8.00% and the one-month USD-SOFR OIS rate was 5.16334%.

If market interest rates remain near their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $1.1 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income increased $614,000 as a result of an increase in average balances from $678.6 million during the three months ended September 30, 2023, to $758.8 million during the three months ended September 30, 2024. Average balances of securities increased primarily due to investment securities purchases earlier in 2024, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income on investments also increased $460,000 as a result of higher average interest rates from 2.93% during the three months ended September 30, 2023, to 3.19% during the three month period ended September 30, 2024. The securities purchased in 2024 had higher interest rates than the rest of the portfolio.

Interest income on investments increased $1.4 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Interest income increased $1.1 million as a result of higher average interest rates, which rose from 2.89% during the nine months ended September 30, 2023, to 3.10% during the nine month period ended September 30, 2024. Interest income on investments also increased $304,000 as a result of an increase in average balances from $694.7 million during the nine months ended September 30, 2023, to $708.4 million during the nine months ended September 30, 2024. Average balances of securities increased due to the same reasons noted above.

Interest income on other interest-earning assets decreased $97,000 in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income decreased $109,000 as a result of a decrease in average balances from $104.5 million during the three months ended September 30, 2023, to $96.6 million during the three months ended September 30, 2024. Partially offsetting this decrease, interest income increased $12,000 as a result of higher average interest rates, which rose from 5.22% during the three months ended September 30, 2023, to 5.27% during the three months ended September 30, 2024.

Interest income on other interest-earning assets increased $277,000 in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Interest income increased $265,000 as a result of higher average interest rates, which rose from 4.91% during the nine months ended September 30, 2023, to 5.26% during the nine months ended September 30, 2024. Interest income increased $12,000 as a result of an increase in average balances from $97.8 million during the nine months ended September 30, 2023, to $98.2 million during the nine months ended September 30, 2024.

Total Interest Expense

Total interest expense increased $7.3 million, or 25.5%, during the three months ended September 30, 2024, when compared with the three months ended September 30, 2023, due to an increase in interest expense on short-term borrowings of $4.0 million, or 276.0%, an increase in interest expense on deposits of $3.3 million, or 12.9%, an increase in interest expense on securities sold under reverse repurchase agreements of $77,000, or 25.0%, and an increase in interest expense on subordinated debentures issued to capital trusts of $2,000, or 0.4%.

Total interest expense increased $30.2 million, or 41.8%, during the nine months ended September 30, 2024, when compared with the nine months ended September 30, 2023, due to an increase in interest expense on deposits of $22.2 million, or 36.1%, an increase in interest expense on short-term borrowings of $7.6 million, or 148.4%, an increase in interest expense on securities sold under reverse repurchase agreements of $241,000, or 27.7%, and an increase in interest expense on subordinated debentures issued to capital trusts of $91,000, or 7.1%.

Interest Expense – Deposits

Interest expense on demand and savings deposits increased $1.9 million due to average rates of interest that increased from 1.46% in the three months ended September 30, 2023 to 1.80% in the three months ended September 30, 2024. Interest rates paid on demand deposits were higher in the 2024 period due to significant increases in overall market rates and competition for deposits. Interest expense on demand deposits increased $55,000, due to an increase in average balances from $2.20 billion during the three months ended September 30, 2023, to $2.21 billion during the three months ended September 30, 2024. The Company also experienced increased balances in various types of money market accounts due to the increase in average rates on these accounts.

Interest expense on demand and savings deposits increased $9.7 million due to average rates of interest that increased from 1.18% in the nine months ended September 30, 2023 to 1.76% in the nine months ended September 30, 2024. Interest rates paid on demand deposits were higher in the 2024 period due to significant increases in overall market rates and competition for deposits. Interest expense on demand deposits increased $281,000, due to an increase in average balances from $2.19 billion during the nine months ended September 30, 2023, to $2.22 billion during the nine months ended September 30, 2024. The Company also experienced increased balances in various types of money market accounts due to the increase in average rates on these accounts.

Interest expense on time deposits increased $754,000 as a result of an increase in average rates of interest from 3.37% during the three months ended September 30, 2023, to 4.02% during the three months ended September 30, 2024. Partially offsetting this increase, interest expense on time deposits decreased $540,000 due to a decrease in average balances of time deposits from $996.2 million during the three months ended September 30, 2023 to $856.4 million in the three months ended September 30, 2024. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Competition for time deposits remains significant in our market areas, and upon maturity, we lost some of these deposits to competitors. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest compared to the year-ago period due to increases in market interest rates and targeted promotions during 2023 and into 2024.

Interest expense on time deposits increased $8.1 million as a result of an increase in average rates of interest from 2.76% during the nine months ended September 30, 2023, to 4.01% during the nine months ended September 30, 2024. Partially offsetting this increase, interest expense on time deposits decreased $1.9 million due to a decrease in average balances of time deposits from $999.9 million during the nine months ended September 30, 2023 to $896.1 million in the nine months ended September 30, 2024. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest compared to the year-ago period due to increases in market interest rates and targeted promotions during 2023 and into 2024.

Interest expense on brokered deposits increased $970,000, due to an increase in average balances from $669.8 million during the three months ended September 30, 2023 to $745.4 million during the three months ended September 30, 2024. Interest expense on brokered deposits increased $103,000 due to average rates of interest that increased from 5.16% in the three months ended September 30, 2023 to 5.23% in the three months ended September 30, 2024. Brokered deposits added during 2023 and 2024 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

Interest expense on brokered deposits increased $4.5 million, due to an increase in average balances from $588.9 million during the nine months ended September 30, 2023 to $706.0 million during the nine months ended September 30, 2024. Interest expense on brokered deposits increased $1.4 million due to average rates of interest that increased from 4.93% in the nine months ended September 30, 2023 to 5.24% in the nine months ended September 30, 2024. As noted above, brokered deposits added during 2023 and 2024 were at higher market rates than brokered deposits previously issued.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three and nine months ended September 30, 2024 and 2023.

Interest expense on reverse repurchase agreements increased $104,000 due to higher average balances. The average balance of repurchase agreements increased $20.4 million from $56.2 million in the three months ended September 30, 2023 to $76.6 million in the three months ended September 30, 2024, due to changes in customers’ desire for this product, which can fluctuate. Partially offsetting this increase, interest expense on reverse repurchase agreements decreased $27,000 due to lower average interest rates during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. The average rate of interest was 2.18% for the three months ended September 30, 2023 compared to 2.00% for the three months ended September 30, 2024, due to lower market interest rates.

Interest expense on reverse repurchase agreements increased $326,000 due to higher average interest rates during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The average rate of interest was 1.36% for the nine months ended September 30, 2023 compared to 1.95% for the nine months ended September 30, 2024, due to higher market interest rates. Partially offsetting this increase, interest expense on reverse repurchase agreements decreased $85,000 due to lower average balances. The average balance of repurchase agreements decreased $9.8 million from $85.8 million in the nine months ended September 30, 2023 to $76.0 million in the nine months ended September 30, 2024, due to changes in customers’ desire for this product.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $4.0 million during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $304.9 million from $103.8 million in the three months ended September 30, 2023 to $408.7 million in the three months ended September 30, 2024, primarily due to decreases in the Company’s deposits, which caused a change in the mix of funding, which can fluctuate, as these amounts were used to fund increases in loans and investment securities. Partially offsetting this increase, interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $62,000 during the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 due to lower average rates of interest. The average rate of interest was 5.47% for the three months ended September 30, 2023, compared to 5.24% for the three months ended September 30, 2024. The decrease in the average rate of interest was primarily due to the 2024 period including the BTFP borrowing, which had a lower rate of interest than the FHLB overnight borrowings. Interest rates on borrowings also decreased in the latter half of September 2024 after the fed funds rate was cut by 50 basis points.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $7.6 million during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 due to higher average balances. The average balance of short-term borrowings and other interest-bearing liabilities increased $195.6 million from $134.6 million in the nine months ended September 30, 2023 to $330.2 million in the nine months ended September 30, 2024, primarily due to the same reasons discussed above. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $60,000 during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 due to higher average rates of interest. The average rate of interest was 5.12% for the nine months ended September 30, 2023, compared to 5.18% for the nine months ended September 30, 2024.

During the three months ended September 30, 2024, compared to the three months ended September 30, 2023, interest expense on subordinated debentures issued to capital trusts increased $2,000 due to higher average interest rates. The average interest rate was 7.04% in the three months ended September 30, 2024 compared to 7.00% in the three months ended September 30, 2023. The subordinated debentures are variable-rate debentures, which bear interest at an average rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 7.11% at September 30, 2024. There was no change in the average balance of the subordinated debentures between the 2023 and 2024 three-month periods.

During the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, interest expense on subordinated debentures issued to capital trusts increased $91,000 due to higher average interest rates. The average interest rate was 7.07% in the nine months ended September 30, 2024 compared to 6.61% in the nine months ended September 30, 2023. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2023 and 2024 nine-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. There was no change in the interest expense on subordinated notes during the three or nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023.

Net Interest Income

Net interest income for the three months ended September 30, 2024 increased $1.3 million to $48.0 million compared to $46.7 million for the three months ended September 30, 2023. Net interest margin was 3.42% in the three months ended September 30, 2024, compared to 3.43% in the three months ended September 30, 2023, a decrease of one basis point, or 0.3%. The Company experienced increases in interest income on both loans and investment securities and increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

Net interest income for the nine months ended September 30, 2024 decreased $8.5 million to $139.6 million compared to $148.1 million for the nine months ended September 30, 2023. Net interest margin was 3.39% in the nine months ended September 30, 2024, compared to 3.66% in the nine months ended September 30, 2023, a decrease of 27 basis points, or 7.4%. The Company experienced increases in interest income on both loans and investment securities and increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and securities sold under reverse repurchase agreements with customers.

The Company’s overall average interest rate spread decreased five basis points, or 1.8%, from 2.79% during the three months ended September 30, 2023 to 2.74% during the three months ended September 30, 2024. The decrease was due to a 50 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 45 basis point increase in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans increased 52 basis points, the yield on investment securities increased 26 basis points and the yield on other interest-earning assets increased five basis points. The rate paid on deposits increased 38 basis points, the rate paid on reverse repurchase agreements decreased 18 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 23 basis points and the rate paid on subordinated debentures issued to capital trust increased four basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March and April 2023 and market rates moved higher more rapidly. Overall competition for deposits has remained elevated in 2024 and market interest rates have been higher in 2024.

The Company’s overall average interest rate spread decreased 37 basis points, or 11.9%, from 3.09% during the nine months ended September 30, 2023 to 2.72% during the nine months ended September 30, 2024. The decrease was due to an 80 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 44 basis point increase in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans increased 47 basis points, the yield on investment securities increased 21 basis points and the yield on other interest-earning assets increased 35 basis points. The rate paid on deposits increased 75 basis points, the rate paid on reverse repurchase agreements increased 59 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 6 basis points and the rate paid on subordinated debentures issued to capital trust increased 46 basis points.

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

Challenging or worsening economic conditions from higher inflation or interest rates, COVID-19 and subsequent variant outbreaks or similar events, global unrest or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to identify and limit future losses, such as a watch list of problem loans and potential problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, ongoing correspondence with borrowers and problem loan workouts. Management determines which loans are non-homogeneous or collateral-dependent, evaluates risk of loss and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

During the three months ended September 30, 2024, the Company recorded provision expense of $1.2 million on its portfolio of outstanding loans. During the three months ended September 30, 2023, the Company did not record a provision expense on its portfolio of outstanding loans. During the nine months ended September 30, 2024, the Company recorded provision expense of $1.7 million on its portfolio of outstanding loans, compared to $1.5 million in the nine months ended September 30, 2023. Total net charge-offs were $1.5 million for the three months ended September 30, 2024, compared to net charge-offs of $99,000 in the three months ended September 30, 2023. Total net charge-offs were $1.5 million for the nine months ended September 30, 2024, compared to net charge-offs of $227,000 in the nine months ended September 30, 2023.

The provision for losses on unfunded commitments for the three months ended September 30, 2024 was a negative provision of $63,000, compared to a negative provision of $1.2 million for the three months ended September 30, 2023. The provision for losses on unfunded commitments for the nine months ended September 30, 2024 was a negative provision of $540,000, compared to a negative provision of $3.6 million for the nine months ended September 30, 2023. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the level of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.36% at September 30, 2024, compared to 1.39% at December 31, 2023. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2024, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further, or if management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At September 30, 2024, non-performing assets were $7.7 million, a decrease of $4.1 million from $11.8 million at December 31, 2023. Non-performing assets as a percentage of total assets were 0.13% at September 30, 2024, compared to 0.20% at December 31, 2023. One other residential loan relationship, totaling $9.3 million, was transferred from non-performing loans to foreclosed assets held for sale in the three months ended June 30, 2024 and was sold for a gain during the three months ended September 30, 2024. Another non-performing commercial real estate loan totaling $2.4 million was also resolved with no loss in the three months ended September 30, 2024.

Compared to December 31, 2023, non-performing loans decreased $4.3 million, to $7.5 million at September 30, 2024. The majority of this decrease was in the non-performing commercial real estate loans category, which decreased $4.4 million from December 31, 2023. Compared to December 31, 2023, foreclosed assets increased $240,000 to $263,000 at September 30, 2024.

Non-performing Loans. Activity in the non-performing loans category during the nine months ended September 30, 2024 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	September 30

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	553	—	—	(133)	(101)	(150)	553
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	703	(673)	—	—	—	(159)	593
Other residential	—	9,572	—	—	(9,279)	—	(293)	—
Commercial real estate	10,552	859	—	—	(230)	(1,368)	(3,711)	6,102
Commercial business	31	139	—	—	—	(31)	—	139
Consumer	59	130	—	—	—	(28)	(65)	96
Total non-performing loans	$11,748	$11,956	$(673)	$—	$(9,642)	$(1,528)	$(4,378)	$7,483

At September 30, 2024, the non-performing commercial real estate category included three loans, one of which was added during 2024. The largest relationship in the category, which totaled $6.0 million, or 98.6% of the total category, was added to non-performing loans during the second quarter of 2023 and is collateralized by an office building in Missouri. The balance of this relationship was reduced by a charge-off of $1.2 million during the three months ended September 30, 2024. This asset was foreclosed upon in October 2024 and has been moved to foreclosed assets. Another loan, totaling $2.4 million, which was a purchased participation loan originally obtained through an FDIC-assisted acquisition, was collateralized by a low-income assisted living facility in Wisconsin. During the third quarter of 2024, the Company initiated foreclosure proceedings on this collateral through a sheriff’s sale. The Company was outbid at the sale by another party and the loan was paid in full. The non-performing land development category consisted of one loan added during the third quarter of 2024, which totaled $553,000 and is collateralized by improved commercial land in the Omaha, Nebraska area. The non-performing one- to four-family residential category included four loans. The largest relationship in the category totaled $525,000, or 88.6% of the category, and was added in the second quarter of 2024. The non-performing consumer category included five loans. The non-performing other residential category had one loan which was added in the first quarter of 2024 and was later transferred to foreclosed assets and subsequently sold.

Potential Problem Loans. Potential problem loans decreased $1.4 million, to $6.0 million at September 30, 2024 from $7.4 million at December 31, 2023. The decrease during the period was primarily due to a $7.2 million loan in the other residential (multi-family) category that paid off during the period, partially offset by the addition of one loan relationship totaling $5.0 million ($4.4 million in the commercial real estate category and $598,000 in the consumer category) during the second quarter of 2024. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the nine months ended September 30, 2024 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	September 30

	(In thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	158	633	(23)	(33)	—	—	(67)	668
Other residential	7,162	—	—	—	—	—	(7,162)	—
Commercial real estate	—	4,358	—	—	—	—	(19)	4,339
Commercial business	—	213	—	—	—	—	(20)	193
Consumer	54	836	(6)	—	—	(62)	(32)	790
Total potential problem loans	$7,374	$6,040	$(29)	$(33)	$—	$(62)	$(7,300)	$5,990

At September 30, 2024, the commercial real estate category of potential problem loans included three loans, all of which are part of one relationship and were added in the second quarter of 2024. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The borrower’s business cash flow was negatively impacted by a labor shortage and a decrease in Medicaid reimbursement during 2022-2023. Monthly payments were timely made prior to the transfer to this category and have continued to be paid. The one- to four-family residential category of potential problem loans included seven loans, three of which were added during the third quarter of 2024 and two of which were added during the second quarter of 2024. The largest relationship in this category totaled $154,000, or 23.0% of the total category. The commercial business category of potential problem loans included two loans. The largest relationship in this category totaled $191,000, or 99.0% of the total category, and was added during the second quarter of 2024. The consumer category of potential problem loans included 13 loans, 12 of which were added at various times throughout 2024, including one home equity loan totaling $598,000 related to the nursing care facility relationship noted above. The decrease in the other residential (multi-family) category of potential problem loans included the payment in full of one $7.2 million loan relationship that was collateralized by an apartment and retail project in Oklahoma.

Other Real Estate Owned and Repossessions. All of the total $263,000 of other real estate owned and repossessions at September 30, 2024 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the nine months ended September 30, 2024 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	September 30

	(In thousands)
One-to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	133	(133)	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	—	—	—	—	—
Other residential	—	9,279	(9,279)	—	—	—
Commercial real estate	—	230	—	—	—	230
Commercial business	—	—	—	—	—	—
Consumer	23	117	(107)	—	—	33
Total foreclosed assets and repossessions	$23	$9,759	$(9,519)	$—	$—	$263

At September 30, 2024, the commercial real estate category of foreclosed assets consisted of one property which was transferred from non-performing loans during the three months ended September 30, 2024 and was sold in October 2024. The other residential (multi-family) category of foreclosed assets previously included one property consisting of student housing in Texas, which was added during the three months ended June 30, 2024, as indicated above. This property was sold in the three months ended September 30, 2024, with the Company realizing a gain of $300,000. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $890,000, from $8.3 million at December 31, 2023 to $9.2 million at September 30, 2024, primarily due to the addition of six loans totaling $4.3 million, partially offset by the payoff of a single $1.4 million loan and one loan totaling $993,000, that was downgraded to “Special Mention.” While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit position of the assets does not deteriorate and expose the institution to elevated risk, which might warrant adverse classification at a future date. In the nine months ended September 30, 2024, loans classified as “Special Mention” decreased $15.5 million, to $11.2 million, as two loan relationships were downgraded to “Substandard” and added to non-performing loans. The largest relationship classified as “Special Mention” consisted of four commercial business loans totaling $7.0 million at September 30, 2024 (a decrease from $16.0 million at June 30, 2024) and is secured by business assets, equipment, accounts receivable and real estate. The relationship was added to the “Special Mention” category during 2023 due to stressed cash flow associated with business expansion. Since that time, the borrower has reduced debt by restructuring business operations, resulting in improved business cash flow and collateral margins. See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended September 30, 2024, non-interest income decreased $860,000 to $7.0 million when compared to the three months ended September 30, 2023, primarily as a result of the following items:

Overdraft and insufficient funds fees: Overdraft and insufficient funds fees decreased $710,000 compared to the same period in 2023. This decrease was primarily due to the continuation of a multi-year trend whereby our customers are choosing to forego authorizing payments of certain items which exceed their account balances, resulting in fewer overdrafts in checking accounts and related fees. We expect this trend to continue in future periods.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $257,000 compared to the same period in 2023 primarily due to a portion of these transactions now being routed through channels with lower fees to us, which we expect will continue in future periods.

Net gains on loan sales: Net gains on loan sales increased $292,000 compared to the same period in 2023. The increase was partially due to an increase in balance of fixed-rate single-family mortgage loans sold during the three months ended September 30, 2024 compared to the same period in 2023. Fixed-rate single-family mortgage loans originated are generally subsequently sold in the secondary market. The Company realized higher premiums on the sale of loans in the 2024 period compared to the 2023 period, as market interest rates were more stable in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

For the nine months ended September 30, 2024, non-interest income increased $121,000 to $23.6 million when compared to the nine months ended September 30, 2023, primarily as a result of the following items:

Overdraft and insufficient funds fees: Overdraft and insufficient funds fees decreased $2.1 million compared to the same period in 2023, for the same reason noted above.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $966,000 compared to the same period in 2023, for the same reason noted above.

Net gains on loan sales: Net gains on loan sales increased $998,000 compared to the same period in 2023, for the same reason noted above.

Other income: Other income increased $1.9 million compared to the same period in 2023. In the three months ended June 30, 2024, the Company recorded $2.7 million of other income, net of expenses and write-offs, related to the termination of the Master Agreement between the Company and a third-party software vendor for the conversion of the Company’s core banking platform. This amount represented the elimination of certain deferred credits and other liabilities, along with the write-off of certain capitalized hardware, software and other assets, that previously had been recorded as part of the preparation to convert to the intended new core-banking platform. For additional information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Initiatives.”

Non-interest Expense

For the three months ended September 30, 2024, non-interest expense decreased $1.8 million to $33.7 million when compared to the three months ended September 30, 2023, primarily as a result of the following items:

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $1.0 million from the same period in 2023, to $809,000. In the three months ended September 30, 2024, the Company expensed a total of $39,000, compared to $903,000 expensed in the three months ended September 30, 2023, related to training and implementation costs for the intended core systems conversion and professional fees to consultants engaged to support the Company’s proposed transition of core and ancillary software and information technology systems, which was terminated in April 2024.

Expense on other real estate owned: Expense on other real estate owned decreased $598,000 from the same period in 2023, to a gain of $536,000 in the three months ended September 30, 2024. In the 2024 period, the Company recorded a gain on foreclosed asset sales of $459,000 compared to $22,000 in the same period in 2023.

Net occupancy expenses: Net occupancy expenses increased $409,000 from the same period in 2023. Various components of computer license and support expenses collectively increased by $369,000 in the 2024 three-month period compared to the same period in 2023.

For the nine months ended September 30, 2024, non-interest expense decreased $190,000 to $104.5 million when compared to the nine months ended September 30, 2023, primarily as a result of the following items:

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $1.1 million from the same period in 2023, to $4.4 million. In the 2024 period, the Company expensed a total of $1.9 million, compared to $2.7 million expensed in the 2023 period, related to training and implementation costs for the intended core systems conversion and professional fees to consultants engaged to support the Company’s proposed transition of core and ancillary software and information technology systems, which was terminated in April 2024.

Expense on other real estate owned: Expense on other real estate owned decreased $453,000 from the same period in 2023, to a gain of $190,000. In the 2024 period, the Company recorded a gain on foreclosed loan sales of $491,000 compared to $41,000 in the 2023 period.

Net occupancy expenses: Net occupancy expenses increased $960,000 from the same period in 2023, for the same reason noted above.

Salaries and employee benefits: Salaries and employee benefits increased $536,000, or 0.9%, from the same period in 2023. Much of this increase related to normal annual merit increases in various lending and operations areas.

The Company’s efficiency ratio for the three months ended September 30, 2024, was 61.34% compared to 65.13% for the same period in 2023. The Company’s efficiency ratio for the nine months ended September 30, 2024, was 64.05% compared to 61.04% for the same period in 2023. The Company’s ratio of non-interest expense to average assets was 2.27% and 2.38% for the three- and nine-months ended September 30, 2024, respectively, compared to 2.49% and 2.45% for the three- and nine-months ended September 30, 2023, respectively. Average assets for the three months ended September 30, 2024, increased $249.6 million, or 4.4%, compared to the three months ended September 30, 2023, and average assets for the nine months ended September 30, 2024, increased $139.6 million, or 2.4%, compared to the nine months ended September 30, 2023. The increases in average assets were primarily due to growth in net loans receivable and available-for-sale securities.

Provision for Income Taxes

For the three months ended September 30, 2024 and 2023, the Company’s effective tax rate was 18.0% and 21.5%, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was 18.5% and 20.8%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.0% to 20.0% in future periods, primarily due to additional investment tax credits being utilized beginning in 2024.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.1 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. Net loan fees included in interest income were $3.4 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The tables do not reflect any effect of income taxes.

	September 30,	Three Months Ended			Three Months Ended
	2024	September 30, 2024			September 30, 2023
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.07%	$859,737	$8,781	4.06%	$903,147	$8,594	3.78%
Other residential	7.32	1,291,490	24,208	7.46	829,520	14,702	7.03
Commercial real estate	6.20	1,515,949	24,115	6.33	1,466,739	21,730	5.88
Construction	7.33	644,620	12,633	7.80	911,731	16,691	7.26
Commercial business	6.36	230,956	3,827	6.59	313,909	4,812	6.08
Other loans	6.23	169,172	2,648	6.23	178,030	2,128	4.74
Industrial revenue bonds(1)	6.13	11,663	213	7.26	12,322	221	7.11

Total loans receivable	6.30	4,723,587	76,425	6.44	4,615,398	68,878	5.92

Investment securities(1)	3.06	758,793	6,092	3.19	678,564	5,018	2.93
Interest-earning deposits in other banks	4.85	96,641	1,279	5.27	104,546	1,376	5.22

Total interest-earning assets	5.85	5,579,021	83,796	5.98	5,398,508	75,272	5.53
Non-interest-earning assets:
Cash and cash equivalents		104,409			91,860
Other non-earning assets		269,972			213,411
Total assets		$5,953,402			$5,703,779

Interest-bearing liabilities:
Interest-bearing demand and savings	1.62	$2,210,988	10,030	1.80	$2,195,848	8,064	1.46
Time deposits	3.77	856,418	8,664	4.02	996,220	8,450	3.37
Brokered deposits	4.91	745,373	9,792	5.23	669,829	8,719	5.16
Total deposits	2.76	3,812,779	28,486	2.97	3,861,897	25,233	2.59
Securities sold under reverse repurchase agreements	1.79	76,572	385	2.00	56,152	308	2.18
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.99	408,739	5,388	5.24	103,828	1,433	5.47
Subordinated debentures issued to capital trusts	7.11	25,774	456	7.04	25,774	454	7.00
Subordinated notes	5.91	74,770	1,106	5.88	74,462	1,106	5.89

Total interest-bearing liabilities	3.04	4,398,634	35,821	3.24	4,122,113	28,534	2.74
Non-interest-bearing liabilities:
Demand deposits		862,170			938,076
Other liabilities		98,590			89,970
Total liabilities		5,359,394			5,150,159
Stockholders’ equity		594,008			553,620
Total liabilities and stockholders’ equity		$5,953,402			$5,703,779

Net interest income:			$47,975			$46,738
Interest rate spread	2.81%			2.74%			2.79%
Net interest margin*				3.42%			3.43%
Average interest-earning assets to average interest-bearing liabilities		126.8%			131.0%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $57.0 million and $56.1 million for the three months ended September 30, 2024 and 2023, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $10.4 million and $13.7 million for the three months ended September 30, 2024 and 2023, respectively. Interest income on tax-exempt assets included in this table was $463,000 and $608,000 for the three months ended September 30, 2024 and 2023, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $354,000 and $503,000 for the three months ended September 30, 2024 and 2023, respectively.

	September 30,	Nine Months Ended			Nine Months Ended
	2024	September 30, 2024			September 30, 2023
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.07%	$875,829	$26,247	4.00%	$907,990	$25,124	3.70%
Other residential	7.32	1,108,548	60,699	7.31	824,453	41,767	6.77
Commercial real estate	6.20	1,505,200	70,179	6.23	1,495,186	65,508	5.86
Construction	7.33	767,772	44,001	7.66	899,026	48,544	7.22
Commercial business	6.36	253,086	12,382	6.54	296,605	13,153	5.93
Other loans	6.23	171,085	7,646	5.97	183,679	7,001	5.10
Industrial revenue bonds(1)	6.13	11,792	642	7.27	12,493	661	7.08

Total loans receivable	6.30	4,693,312	221,796	6.31	4,619,432	201,758	5.84

Investment securities(1)	3.06	708,422	16,450	3.10	694,727	15,005	2.89
Interest-earning deposits in other banks	4.85	98,156	3,867	5.26	97,829	3,590	4.91

Total interest-earning assets	5.85	5,499,890	242,113	5.88	5,411,988	220,353	5.44
Non-interest-earning assets:
Cash and cash equivalents		96,546			91,515
Other non-earning assets		252,076			205,415
Total assets		$5,848,512			$5,708,918

Interest-bearing liabilities:
Interest-bearing demand and savings	1.62	$2,223,153	29,306	1.76	$2,191,827	19,281	1.18
Time deposits	3.77	896,059	26,902	4.01	999,856	20,658	2.76
Brokered deposits	4.91	705,988	27,698	5.24	588,862	21,729	4.93
Total deposits	2.76	3,825,200	83,906	2.93	3,780,545	61,668	2.18
Securities sold under reverse repurchase agreements	1.79	76,005	1,112	1.95	85,811	871	1.36
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.99	330,155	12,805	5.18	134,595	5,156	5.12
Subordinated debentures issued to capital trusts	7.11	25,774	1,364	7.07	25,774	1,273	6.61
Subordinated notes	5.91	74,696	3,317	5.93	74,392	3,317	5.96

Total interest-bearing liabilities	3.04	4,331,830	102,504	3.16	4,101,117	72,285	2.36
Non-interest-bearing liabilities:
Demand deposits		856,877			965,403
Other liabilities		82,516			88,309
Total liabilities		5,271,223			5,154,829
Stockholders’ equity		577,289			554,089
Total liabilities and stockholders’ equity		$5,848,512			$5,708,918

Net interest income:			$139,609			$148,068
Interest rate spread	2.81%			2.72%			3.09%
Net interest margin*				3.39%			3.66%
Average interest-earning assets to average interest-bearing liabilities		127.0%			132.0%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $56.9 million and $57.0 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $10.8 million and $14.2 million for the nine months ended September 30, 2024 and 2023, respectively. Interest income on tax-exempt assets included in this table was $1.6 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.3 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$5,947	$1,600	$7,547
Investment securities	460	614	1,074
Interest-earning deposits in other banks	12	(109)	(97)
Total interest-earning assets	6,419	2,105	8,524
Interest-bearing liabilities:
Demand deposits	1,911	55	1,966
Time deposits	754	(540)	214
Brokered deposits	103	970	1,073
Total deposits	2,768	485	3,253
Securities sold under reverse repurchase agreements	(27)	104	77
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(62)	4,017	3,955
Subordinated debentures issued to capital trust	2	—	2
Subordinated notes	(2)	2	—
Total interest-bearing liabilities	2,679	4,608	7,287
Net interest income	$3,740	$(2,503)	$1,237

	Nine Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$16,734	$3,304	$20,038
Investment securities	1,141	304	1,445
Interest-earning deposits in other banks	265	12	277
Total interest-earning assets	18,140	3,620	21,760
Interest-bearing liabilities:
Demand deposits	9,744	281	10,025
Time deposits	8,107	(1,863)	6,244
Brokered deposits	1,423	4,546	5,969
Total deposits	19,274	2,964	22,238
Securities sold under reverse repurchase agreements	326	(85)	241
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	60	7,589	7,649
Subordinated debentures issued to capital trust	91	—	91
Subordinated notes	(15)	15	—
Total interest-bearing liabilities	19,736	10,483	30,219
Net interest income	$(1,596)	$(6,863)	$(8,459)

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At September 30, 2024, the Company had commitments of approximately $110.2 million to fund loan originations, $976.9 million of unused lines of credit and unadvanced loans, and $13.6 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	September 30,	June 30,	March 31,	December 31,	December 31,	December 31,
	2024	2024	2024	2023	2022	2021
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$205,677	$200,630	$206,992	$203,964	$199,182	$175,682
Secured by real estate (not one- to four-family)	—	—	—	—	—	23,752
Not secured by real estate - commercial business	120,847	122,685	120,387	82,435	104,452	91,786

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	79,554	109,153	103,839	101,545	100,669	74,501
Secured by real estate (not one-to four-family)	477,741	570,621	680,149	719,039	1,444,450	1,092,029

Loan commitments not closed
Secured by real estate (one-to four-family)	20,622	21,698	20,410	12,347	16,819	53,529
Secured by real estate (not one-to four-family)	118,046	33,273	50,858	48,153	157,645	146,826
Not secured by real estate - commercial business	17,821	14,949	9,022	11,763	50,145	12,920

	$1,040,308	$1,073,009	$1,191,657	$1,179,246	$2,073,362	$1,671,025

The Company’s primary sources of funds are customer deposits, brokered deposits, short-term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes some or all these sources of funds depending on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds. Since mid-2022, the Company had been increasing the interest rates paid on many deposit products. In September 2024, the Company decreased the interest rates it pays on certain deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings and term borrowings from the FRB.

At September 30, 2024 and December 31, 2023, the Company had the following available secured lines and on-balance sheet liquidity:

	September 30, 2024	December 31, 2023
Federal Home Loan Bank line	$1,116.7 million	$919.1 million
Federal Reserve Bank line	305.0 million	448.7 million
Cash and cash equivalents	208.4 million	211.3 million
Unpledged securities – Available-for-sale	344.3 million	352.8 million
Unpledged securities – Held-to-maturity	25.5 million	191.7 million

Statements of Cash Flows. During the nine months ended September 30, 2024 and 2023, the Company had positive cash flows from operating activities and financing activities. The Company had negative cash flows from investing activities during the nine months ended September 30, 2024 and 2023.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash of $34.3 million and $66.9 million during the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024 and 2023, investing activities used cash of $191.5 million and $65.9 million, respectively. Investing activities in the 2024 and 2023 periods used cash primarily due to net originations of loans, purchases of available-for-sale securities and investments in tax credit partnerships, partially offset by the payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the nine months ended September 30, 2024 and 2023, financing activities provided cash of $154.3 million and $12.8 million, respectively. In the 2024 period, financing activities provided cash primarily as a result of increases in FRB borrowings and short-term borrowings, partially offset by repurchases of the Company’s common stock, dividends paid to stockholders, and net decreases in time deposits and checking and savings deposits. In the 2023 period, financing activities provided cash primarily as a result of net increases in time deposits and checking and savings deposits, partially offset by decreases in short-term borrowings, repurchases of the Company’s common stock and dividends paid to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2024, the Company’s total stockholders’ equity was $612.1 million, or 10.1% of total assets, equivalent to a book value of $52.40 per common share. As of December 31, 2023, total stockholders’ equity was $571.8 million, or 9.8% of total assets, equivalent to a book value of $48.44 per common share. At September 30, 2024, the Company’s tangible common equity to tangible assets ratio was 10.0%, compared to 9.7% at December 31, 2023 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at September 30, 2024 and December 31, 2023, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $29.1 million and $40.5 million, respectively. This change in net unrealized losses during the nine months ended September 30, 2024, primarily resulted from decreasing intermediate-term market interest rates which generally increased the fair value of investment securities.

In addition, included in stockholders’ equity at September 30, 2024, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $6.4 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At September 30, 2024, the remaining pre-tax amount to be recorded in interest income was $8.3 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at September 30, 2024, was an unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $6.4 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease. The unrealized loss position on these swaps improved substantially in the three months ended September 30, 2024 due to a decline in market interest rates in that period.

As noted above, total stockholders’ equity increased $40.3 million, from $571.8 million at December 31, 2023 to $612.1 million at September 30, 2024. Stockholders’ equity increased due to net income of $46.9 million in the nine months ended September 30, 2024, a $6.9 million increase in stockholders’ equity during that period due to stock option exercises and a decrease in accumulated other comprehensive loss of $13.1 million during that period primarily due to increases in the fair value of cash flow hedges and available-for-sale investment securities resulting from decreases in market interest rates. Partially offsetting these changes were repurchases of the Company’s common stock during the nine months ended September 30, 2024 totaling $12.5 million and dividends declared on common stock during that period of $14.0 million.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $19.2 million at September 30, 2024, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes), they would have decreased total stockholder’s equity by $14.6 million at September 30, 2024. This amount was equal to 2.4% of total stockholders’ equity of $612.1 million at September 30, 2024.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2024, the Bank’s common equity Tier 1 capital ratio was 12.9%, its Tier 1 risk-based capital ratio was 12.9%, its total risk-based capital ratio was 14.2% and its Tier 1 leverage ratio was 11.2%. As a result, as of September 30, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2023, the Bank’s common equity Tier 1 capital ratio was 13.1%, its Tier 1 risk-based capital ratio was 13.1%, its total risk-based capital ratio was 14.3% and its Tier 1 leverage ratio was 11.6%. As a result, as of December 31, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2024, the Company’s common equity Tier 1 capital ratio was 12.3%, its Tier 1 risk-based capital ratio was 12.8%, its total risk-based capital ratio was 15.5% and its Tier 1 leverage ratio was 11.0%. On December 31, 2023, the Company’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 risk-based capital ratio was 12.4%, its total risk-based capital ratio was 15.2% and its Tier 1 leverage ratio was 11.0%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2024 and December 31, 2023, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

Dividends. During the three months ended September 30, 2024, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in June 2024). During the three months ended September 30, 2023, the Company declared a common stock cash dividend of $0.40 per share, or 30% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in June 2023). During the nine months ended September 30, 2024, the Company declared common stock cash dividends totaling $1.20 per share, or 30% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.20 per share. During the nine months ended September 30, 2023, the Company declared common stock cash dividends totaling $1.20 per share, or 27% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.20 per share. The Board of Directors meets regularly to consider the level and timing of dividend payments. The $0.40 per share dividend declared but unpaid as of September 30, 2024, was paid to stockholders in October 2024.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2024, the Company repurchased 2,971 shares of its common stock at an average price of $53.04 per share and issued 101,333 shares of common stock at an average price of $50.07 per share to cover stock option exercises. During the three months ended September 30, 2023, the Company repurchased 106,801 shares of its common stock at an average price of $50.52 per share and issued 1,640 shares of common stock at an average price of $33.71 per share to cover stock option exercises. During the nine months ended September 30, 2024, the Company repurchased 239,933 shares of its common stock at an average price of $51.69 per share and issued 116,471 shares of common stock at an average price of $48.39 per share to cover stock option exercises. During the nine months ended September 30, 2023, the Company repurchased 376,122 shares of its common stock at an average price of $51.97 per share and issued 9,195 shares of common stock at an average price of $33.78 per share to cover stock option exercises.

In December 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At September 30, 2024, approximately 488,000 shares remained available in our stock repurchase authorization.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	September 30, 2024	December 31, 2023

	(Dollars in Thousands)

Common equity at period end	$612,090	$571,829
Less: Intangible assets at period end	10,202	10,527
Tangible common equity at period end (a)	$601,888	$561,302

Total assets at period end	$6,036,521	$5,812,402
Less: Intangible assets at period end	10,202	10,527
Tangible assets at period end (b)	$6,026,319	$5,801,875

Tangible common equity to tangible assets (a) / (b)	9.99%	9.67%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2024, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin percentage due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in the year ended December 31, 2023 and much of 2024. To date, the fed funds rate cut in September 2024 has not negatively impacted our net interest income or net interest margin. As of September 30, 2024, time deposit maturities over the next 12 months were as follows: within three months -- $537 million with a weighted-average rate of 4.53%; within three to six months -- $507 million with a weighted-average rate of 4.07%; and within six to twelve months -- $145 million with a weighted-average rate of 3.20%. Based on time deposit market rates in September 2024, replacement rates for these maturing time deposits are likely to be approximately 3.50-4.20%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented a rate decrease of 0.50% in September. At September 30, 2024, the Federal Funds rate was 5.00%. Financial markets expect the possibility of further decreases in Federal Funds interest rates in 2024 and 2025 to be likely, but at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.54 billion at September 30, 2024) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2024. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($782 million at September 30, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($8.0 million at September 30, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans had interest rate floors at various rates. At September 30, 2024, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases. The current rates are such that a significant majority of these loans will also move fully with moderate future market interest rate decreases.

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

In January 2024, the Company elected to terminate the swaps related to brokered deposits prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company recorded a market value adjustment to the brokered deposits of $163,000, which will be amortized as a reduction of interest expense from January 2024 through February 2025.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2024, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2024.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

July 1, 2024 – July 31, 2024	2,971	$53.04	2,971	487,779
August 1, 2024 – August 31, 2024	—	—	—	487,779
September 1, 2024 – September 30, 2024	—	—	—	487,779
	2,971	$53.04	2,971
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

A description of the current salary and bonus arrangements for 2024 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000 18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form previously filed with the Commission as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, is incorporated herein by reference as Exhibit 10.21.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: November 6, 2024	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)