Form 10-K
period 2024-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2025-03-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 28, 2024, computed by reference to the closing price of such shares on that date, was $470,740,114. At March 5, 2025, 11,597,951 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank, although the Company has not yet chosen to offer financial services beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2024, Bancorp’s consolidated total assets were $5.98 billion, consolidated net loans were $4.69 billion, consolidated deposits were $4.61 billion and consolidated total stockholders’ equity was $599.6 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The assets of the Company at the holding company level consist primarily of the stock of Great Southern and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 89 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis area; eastern Kansas; northwestern Arkansas; the Minneapolis area and eastern, western and central Iowa. At December 31, 2024, the Bank had total assets of $5.98 billion, net loans of $4.70 billion, deposits of $4.69 billion and equity capital of $616.3 million, or 10.3% of total assets. Its deposits are insured by the Deposit Insurance Fund (“DIF”) to the maximum levels permitted by the Federal Deposit Insurance Corporation (“FDIC”).

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

Great Southern is principally engaged in the business of originating commercial real estate loans, construction loans, other commercial loans, other residential (multi-family) and single-family residential real estate loans and consumer loans and funding these loans by attracting deposits from the general public, obtaining brokered deposits and through borrowings from the Federal Home Loan Bank of Des Moines (the “FHLBank”) and others.

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

Internet Website

Bancorp maintains a website at www.greatsouthernbank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Bancorp currently makes available free of charge (other than a user’s internet access charges) on or through its website Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments, if any, to these reports as soon as reasonably practicable after Bancorp electronically files such materials with, or furnishes them to, the Securities and Exchange Commission. These materials are also available free of charge (other than a user’s internet access charges) on the Securities and Exchange Commission’s website at www.sec.gov.

Market Areas

The Company currently operates 89 full-service retail banking offices, serving nearly 130,000 households in six states – Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska. The Company also operates commercial loan production offices in Atlanta; Charlotte; Chicago; Dallas; Denver; Omaha; and Phoenix; and a mortgage lending office in Springfield, Missouri.

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

At December 31, 2024, the Company’s total deposits were $4.61 billion. At that date, the Company had deposits in Missouri of $3.06 billion, which included its two largest deposit concentrations, in the Springfield and St. Louis areas, with $2.08 billion and $544 million, respectively. At December 31, 2024, the Company also had deposits of $668 million in Iowa, $249 million in Kansas, $125 million in Minnesota, $24 million in Nebraska and $28 million in Arkansas.

The Company’s commercial loan production offices generate a significant percentage of the Company’s commercial loan production. Commercial lending groups in our Kansas City, Des Moines, Minneapolis, Springfield, and St. Louis banking offices also generate a significant percentage of the Company’s commercial loan production. Our largest concentrations of loans are in Missouri, Texas, Minnesota, Colorado and Iowa. Additional information on lending activities is included in “Item 7. Management’s Discussion of Financial Condition and Results of Operations – General -- Loans” in this Report.

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

In addition to originating loans, the Bank has expanded and enlarged its relationships with other banks of varying asset sizes to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain the entire balance in their portfolios due to capital or borrower relationship size limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2024, the balance of loan participations purchased and held in the portfolio was $476.0 million, or 10.1% of the total loan portfolio. None of these loan participations were included in non-performing loans at December 31, 2024. Of the $476.0 million of purchased participation loans outstanding at December 31, 2024, the largest aggregate amount outstanding purchased from one institution was $100.4 million. This amount was comprised of 13 loans, of which six were secured by warehouses, five were secured by hotels, one was secured by a commercial land and development project in the St. Louis area and one was secured by a multi-family housing project in the St. Louis area.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, other residential (multi-family) and multi-family and commercial construction loans. Since the early 1990s, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans have collectively represented the largest percentage of the loan portfolio. At December 31, 2024, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans accounted for approximately 33%, 33% and 8%, respectively, of the total outstanding portfolio. In addition, at December 31, 2024, one- to four-family residential loans accounted for approximately 18% of the total outstanding portfolio.

Great Southern in recent years has also increased its emphasis on the origination of other commercial loans and home equity loans, and has issued letters of credit. Letters of credit are contingent obligations and are not included in the Bank’s loan portfolio. See “- Other Commercial Lending,” “- Classified Assets,” and “Loan Delinquencies and Defaults” below.

The percentage of collateral value Great Southern will lend on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower’s credit history. As a general rule, Great Southern will lend up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2024 and 2023, loans secured by second liens on residential properties were $87.9 million, or 1.8%, and $87.2 million, or 1.9%, respectively, of our total loan portfolio. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available. Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur. On a quarterly basis, management reviews individually evaluated loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support. While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available; this is most frequently done on commercial real estate loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. These authorities are reviewed annually and updated as needed throughout the year. This includes individual loans and aggregate exposures that require loan committee approval. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Credit Officer (chairman of the committee), Chief Lending Officer, Director of Commercial Lending, Director of Credit Underwriting, and other Regional Managing Directors of the Bank involved in lending activities. All loans, regardless of size or type, are required to conform to certain minimum underwriting standards designed to assure portfolio quality. These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, inquiry and analysis of liquid assets and credit history as required by loan type. It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Generally, deviations from approved underwriting standards may only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained. The loan committee reviews all new loan originations in excess of lender approval authorities. For secured loans originated for portfolio, most lenders have approval authorities of $250,000 or below while thirteen Senior Managers have approval authority of varying amounts up to $2 million. Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $5 million for Senior Managers and Underwriters.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank’s unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. Real estate is not included in the definition of “readily marketable collateral.” As computed on the basis of the Bank’s unimpaired capital and surplus at December 31, 2024, this limit was approximately $181 million. See “Government Supervision and Regulation.” At December 31, 2024, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2024, the Bank’s largest relationship for purposes of this limit consisted of twenty-four loans totaling $96.8 million. This amount represents the total commitment for this relationship at December 31, 2024; the outstanding balance at that date totaled $81.3 million. Seven of these loans had fully disbursed credit lines. The collateral for the loans consists of multiple real estate projects on which a full personal guarantee from the principal owner of the borrowing entities was obtained. All loans included in this relationship were current at December 31, 2024. Including this relationship, we had nine loan relationships that each equaled or exceeded $50 million at December 31, 2024. Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors. Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States. In addition to the market areas where the Bank has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Florida, Tennessee, South Carolina, Michigan, Kentucky, Indiana and Ohio. At December 31, 2024, loans in these states comprised approximately 9.5% combined of the total loan portfolio.

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

Great Southern Loan Portfolio Composition:

	December 31,
	2024		2023		2022		2021		2020(3)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$839,684	17.6%	$895,675	19.2%	$908,214	19.8%	$690,328	16.9%	$661,859	15.1%
Other residential	1,549,249	32.5	942,071	20.2	781,761	17.0	697,903	17.1	1,005,764	22.9
Commercial(2)	1,555,086	32.6	1,533,080	32.8	1,543,515	33.7	1,490,433	36.5	1,580,313	36.1
Residential construction:
One- to four- family	67,158	1.4	59,888	1.3	82,051	1.8	62,161	1.5	28,191	0.6
Other residential	210,676	4.4	562,112	12.1	518,407	11.3	480,474	11.8	374,188	8.5
Commercial construction	167,857	3.5	182,408	3.9	264,761	5.8	177,693	4.3	164,193	3.8

Total real estate loans	4,389,710	92.0	4,175,234	89.5	4,098,709	89.4	3,598,992	88.1	3,814,508	87.0

Other Loans:
Consumer loans:
Automobile, boat, etc.	52,443	1.1	57,489	1.2	70,236	1.5	86,074	2.1	126,364	3.0
Home equity and improvement	115,836	2.4	115,883	2.5	123,242	2.7	119,965	2.9	120,201	2.7
Other	1,849	0.1	540	—	777	—	743	—	1,582	—
Total consumer loans	170,128	3.6	173,912	3.7	194,255	4.2	206,782	5.0	248,147	5.7

Other commercial loans	208,947	4.4	318,050	6.8	293,228	6.4	280,513	6.9	320,860	7.3

Total other loans	379,075	8.0	491,962	10.5	487,483	10.6	487,295	11.9	569,007	13.0

Total loans	4,768,785	100.0%	4,667,196	100.0%	4,586,192	100.0%	4,086,287	100.0%	4,383,515	100.0%

Less:
Deferred fees and discounts	6,695		7,058		11,065		9,298		13,188
Allowance for credit losses	64,760		64,670		63,480		60,754		55,743

Total loans receivable, net	$4,697,330		$4,595,468		$4,511,647		$4,016,235		$4,314,584
(1)	Includes loans held for sale.
(2)	Total commercial real estate loans included industrial revenue bonds of $11.3 million, $12.0 million, $12.9 million, $14.2 million, and $15.1 million at December 31, 2024, 2023, 2022, 2021, and 2020.
(3)	The portfolio composition table presented in the Bancorp Annual Report on Form 10-K for the year ended 2020 was divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021, 2022, 2023 and 2024, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

The following table shows the fixed- and adjustable-rate composition of the Bank’s loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles. The portfolio composition by fixed and adjustable rate table presented in the Bancorp Annual Report on Form 10-K for the year ended 2020 was divided into legacy loans and loans accounted for under ASC 310-30. At December 31, 2021, 2022, 2023 and 2024, this information has been consolidated into one table as Great Southern Loan Portfolio Composition.

Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2024		2023		2022		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$186,453	3.9%	$191,232	4.1%	$189,936	4.2%	$161,077	3.9%	$167,738	3.8%
Other residential	432,443	9.1	352,055	7.5	311,181	6.8	328,726	8.1	342,884	7.8
Commercial	910,274	19.1	950,095	20.4	868,374	18.9	776,967	19.0	744,021	17.0
Residential construction:
One- to four- family	24,212	0.5	31,147	0.7	35,576	0.8	31,941	0.8	11,245	0.2
Other residential	13,564	0.3	45,901	1.0	79,571	1.7	59,214	1.5	52,261	1.2
Commercial construction	63,181	1.3	51,289	1.1	46,942	1.0	28,612	0.7	34,621	0.8

Total real estate loans	1,630,127	34.2	1,621,719	34.8	1,531,580	33.4	1,386,537	34.0	1,352,770	30.8
Consumer	48,688	1.0	52,571	1.1	62,558	1.4	78,643	1.9	120,007	2.8
Other commercial	101,197	2.1	142,959	3.1	128,604	2.8	144,196	3.5	221,995	5.1
Total fixed-rate loans	1,780,012	37.3	1,817,249	39.0	1,722,742	37.6	1,609,376	39.4	1,694,772	38.7

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	653,231	13.7	704,443	15.1	718,278	15.7	529,251	13.0	494,121	11.3
Other residential	1,116,806	23.5	590,016	12.6	470,580	10.3	369,177	9.0	662,880	15.1
Commercial	644,812	13.5	582,985	12.5	675,141	14.7	713,466	17.5	836,292	19.1
Residential construction:
One- to four- family	42,946	0.9	28,741	0.6	46,475	1.0	30,220	0.7	16,946	0.4
Other residential	197,112	4.1	516,211	11.1	438,836	9.6	421,260	10.3	321,927	7.3
Commercial construction	104,676	2.2	131,119	2.8	217,819	4.7	149,081	3.6	129,572	3.0

Total real estate loans	2,759,583	57.9	2,553,515	54.7	2,567,129	56.0	2,212,455	54.1	2,461,738	56.2
Consumer	121,440	2.5	121,341	2.6	131,697	2.8	128,139	3.1	128,140	2.9
Other commercial	107,750	2.3	175,091	3.7	164,624	3.6	136,317	3.4	98,865	2.2
Total adjustable-rate loans	2,988,773	62.7	2,849,947	61.0	2,863,450	62.4	2,476,911	60.6	2,688,743	61.3

Total Loans	4,768,785	100.0%	4,667,196	100.0%	4,586,192	100.0%	4,086,287	100.0%	4,383,515	100.0%
Less:
Deferred fees and discounts	6,695		7,058		11,065		9,298		13,188
Allowance for credit losses	64,760		64,670		63,480		60,754		55,743

Total loans receivable, net	$4,697,330		$4,595,468		$4,511,647		$4,016,235		$4,314,584

The following table sets forth information as of December 31, 2024, regarding the loans in our portfolio based on their contractual terms to maturity.

Great Southern Loan Portfolio Composition by Contractual Maturities:

	One Year	After One Year	After Five Years	After Fifteen
	or Less	through Five Years	through Fifteen Years	Years	Total

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$29,033	$98,272	$69,494	$642,885	$839,684
Other residential	705,859	800,749	40,898	1,743	1,549,249
Commercial	485,823	985,654	81,957	1,652	1,555,086
Residential construction:
One- to four- family	23,732	42,533	111	782	67,158
Other residential	43,026	167,650	—	—	210,676
Commercial construction	39,541	128,072	244	—	167,857

Total real estate loans	1,327,014	2,222,930	192,704	647,062	4,389,710
Other Loans:
Consumer loans:
Automobile and other	12,042	31,095	11,019	136	54,292
Home equity and improvement	17,433	36,195	61,990	218	115,836

Total consumer loans	29,475	67,290	73,009	354	170,128

Other commercial loans	93,114	107,143	8,311	379	208,947

Total other loans	122,589	174,433	81,320	733	379,075

Total loans	$1,449,603	$2,397,363	$274,024	$647,795	$4,768,785

The following table presents loans due after December 31, 2025 with fixed and adjustable interest rates as of December 31, 2024.

	Fixed Rates	Adjustable Rates	Total Loans

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$163,151	$647,500	$810,651
Other residential	303,937	539,453	843,390
Commercial	722,709	346,554	1,069,263
Residential construction:
One- to four- family	18,296	25,130	43,426
Other residential	—	167,650	167,650
Commercial construction	56,027	72,289	128,316

Total real estate loans	1,264,120	1,798,576	3,062,696
Other Loans:
Consumer loans:
Automobile and other	41,272	978	42,250
Home equity and improvement	227	98,176	98,403

Total consumer loans	41,499	99,154	140,653

Other commercial loans	80,867	34,966	115,833

Total other loans	122,366	134,120	256,486

Total loans	$1,386,486	$1,932,696	$3,319,182

At December 31, 2024, $87.9 million, or 1.8%, of total loans were secured by junior lien mortgages and $8.3 million, or 1.1% of residential real estate loans, were interest only residential real estate loans. At December 31, 2023, $87.2 million, or 1.9%, of total loans were secured by junior lien mortgages and $20.8 million, or 2.6% of residential real estate loans, were interest only residential real estate loans. While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance. The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

The composition of the Bank’s loan portfolio has changed over the past several years; speculative construction and land development loan types have been limited, consumer lending for automobiles and boats has decreased significantly (the origination of indirect automobile and boat lending was eliminated), commercial real estate loan types have been stabilized and diversified and emphasis has been placed on increasing our other residential (multi-family) and commercial business loan portfolios.

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

Residential Real Estate Lending

At December 31, 2024 and 2023, loans secured by residential real estate, excluding that which is under construction, totaled $2.4 billion and $1.8 billion, respectively, and represented approximately 50.1% and 39.4%, respectively, of the Bank’s total loan portfolio. The Bank’s one- to four-family residential real estate loan portfolio decreased during 2024 due to net loan repayments and was fairly stable during 2023. For many years, other residential (multi-family) loan balances had increased as the Bank emphasized this type of lending. The exception to this was in 2021, when loan balances decreased due to projects refinancing or being sold and paying off at a faster pace. The Bank’s outstanding other residential (multi-family) loan portfolio increased by approximately 64.5% in 2024. This increase was due to multi-family construction projects being completed and moved to the other residential loan category and refinancings and early pay-offs on these types of loans continuing to be slow as interest rates remained high.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods or with rates that are fixed for the first few years of the loan and then adjust annually. Rate adjustments on these loans are generally based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to a 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank’s cost of funds. Generally, the Bank’s adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or a Secured Overnight Funding Rate (SOFR)-index interest rate, or initially fixed for short periods of time (one to five years) and then adjust annually based on the prime rate of interest or a SOFR index interest rate.

Since the adjustable-rate mortgage loans currently held in the Bank’s portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Until 2022, the indices used by Great Southern for these types of loans increased, but not significantly, at various times in the preceding ten years. One-year U.S. Treasury interest rates and SOFR-index interest rates increased significantly throughout 2022 and during the first half of 2023. These interest rates declined slightly in the fourth quarter of 2023, but remained above comparable interest rates in prior years. These interest rates remained stable in 2024 with slight decreases in the third quarter of 2024, but remained above comparable interest rates in prior years. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect. From 2008 through 2012, as a result of the significant economic recession, including declines in residential real estate values, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. From 2013 through 2024, these delinquencies trended much lower.

In underwriting one- to four-family residential real estate loans, Great Southern evaluates the borrower’s ability to make monthly payments and the value of the property securing the loan. It is the policy of Great Southern that generally all one- to four-family residential loans in excess of 80% of the appraised value of the property be insured for the excess amount by a private mortgage insurance company approved by Great Southern. In addition, Great Southern requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. The Bank may enforce these due on sale clauses to the extent permitted by law.

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern’s business activities since the mid-1980s. Great Southern engages in commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio. At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio. The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating more commercial real estate loans. Since December 31, 2008, the commercial construction loan portfolio (including multi-family residential construction) has decreased from 32% of the loan portfolio to 8% of the loan portfolio at December 31, 2024, while, overall, the percentage of commercial real estate loans in the total loan portfolio has trended upward, and was about 33% of the total loan portfolio at December 31, 2024. The decrease in the commercial construction loan portfolio (including multi-family residential construction) from December 31, 2023 to December 31, 2024 was due to loans moving from the construction category to the appropriate commercial real estate or other residential (multi-family) category, as projects were completed. Over the last five years, commercial real estate loans made up approximately 32-37% of the total loan portfolio while outstanding commercial construction loans (including multi-family residential construction) were 8-17%.

At December 31, 2024 and 2023, loans secured by commercial real estate, excluding that which is under construction, totaled $1.6 billion and $1.5 billion, respectively, or approximately 32.6% and 32.8%, respectively, of the Bank’s total loan portfolio. In addition, at December 31, 2024 and 2023, construction loans secured by projects under construction and the land on which the projects are located aggregated $445.7 million and $804.4 million, respectively, or 9.3% and 17.2%, respectively, of the Bank’s total loan portfolio. A majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, most of which are tied either to the national prime rate or to SOFR interest rates or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

Beyond the outstanding balance of our construction loans, our loan portfolio possesses increased risk due to the unfunded portion of commercial, residential and other residential (multi-family) loans for the purpose of construction. At December 31, 2024 and 2023, we had $719.3 million and $695.4 million in the unfunded portion of loans originated with the purpose of construction that had been closed, but were not yet fully funded. These balances are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

The Bank’s construction loans generally have a term of 18-24 months or less. The construction loan agreements for one- to four-family projects generally require principal reductions as individual condominium units or single-family houses are built and sold to a third party. This ensures that the remaining loan balance, as a proportion of the value of the remaining security, does not increase, assuming that the value of the remaining security does not decrease. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate, with inspections of the project performed in connection with each disbursement request. Normally, Great Southern’s commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank’s commercial real estate and construction loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2024. These collateral types represented the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio at that date.

		Percentage of	Non-Performing
		Total Loan	Loans at
Collateral Type	Loan Balance	Portfolio	December 31, 2024

	(Dollars In Thousands)

Retail (Varied Projects)	$348,609	7.4%	$—
Warehouses	$288,429	6.1%	$—
Health Care Facilities	$269,972	5.8%	$—
Motels/Hotels	$269,034	5.7%	$—
Office Industry	$196,108	4.2%	$77

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

Construction loans involve additional risks attributable to the fact that loan funds are advanced based on the expected value of the project under construction, which is uncertain prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor shortages and other problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. See also the discussion under the headings “- Classified Assets” and “- Loan Delinquencies and Defaults” below.

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. The Company began offering this service during 2011. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2024, the Company had five interest rate swaps totaling $86.7 million in notional amount with commercial customers, and five interest rate swaps with the same notional amount with third parties related to this program. As of December 31, 2023, the Company had six interest rate swaps totaling $82.2 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to this program. During the years ended December 31, 2024, 2023 and 2022, the Company recognized net gains (losses) of $(58,000), $(337,000) and $321,000, respectively, in non-interest income related to changes in the fair value of interest rate swaps.

Other Commercial Lending

At December 31, 2024 and 2023, Great Southern had $209 million and $318 million, respectively, in other commercial loans outstanding, or 4.4% and 6.8%, respectively, of the Bank’s total loan portfolio. Great Southern’s other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See “Government Supervision and Regulation” below.

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

The Bank’s management recognizes the generally increased risks associated with other commercial lending. Great Southern’s commercial lending policy emphasizes complete credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower’s past, present and projected future cash flows is also an important aspect of Great Southern’s credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern’s commercial loans have been to borrowers in southwestern and central Missouri and the St. Louis, Missouri area. With the FDIC-assisted acquisitions in 2009, 2011, 2012 and 2014, geographic concentrations for commercial loans expanded to include the greater Kansas City, Missouri area, several areas in Iowa, and the Minneapolis-St. Paul area. Great Southern has continued its commercial lending in all of these geographic areas and in the commercial loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha and Phoenix.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2024, Great Southern had 52 letters of credit outstanding in the aggregate amount of $16.8 million. Approximately 37% of the aggregate dollar amount of these letters of credit was secured, including 17 letters of credit totaling $6.3 million secured by real estate.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern’s exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes offering consumer loan products helps expand and create stronger ties to its existing retail customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans totaled $170.1 million and $174.0 million at December 31, 2024 and 2023, respectively, or 3.6% and 3.7%, respectively, of the Bank’s total loan portfolio.

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

Nearly a decade ago, in response to more challenging consumer credit conditions, the Company tightened its underwriting guidelines on automobile lending. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. The changes in underwriting guidelines resulted in lower origination volume, and as such, outstanding consumer auto loan balances decreased significantly since the end of 2016. Ultimately, the decision was made to exit this business line effective March 2019. Market and financial forces, including strong rate competition for well-qualified borrowers, have made indirect automobile lending less profitable for the Company over the long term. Direct consumer lending through the Company’s banking center network has continued, however.

At December 31, 2024 and 2023, the Bank had $52.4 million and $57.5 million, respectively, of direct and indirect auto, boat, modular home and recreational vehicle loans in its portfolio. Indirect consumer loans were only $7.4 million and $10.2 million at December 31, 2024 and 2023, respectively.

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

Great Southern may also purchase whole loans and participation interests in loans (generally without recourse, except in cases of breach of representation, warranty or covenant) from other banks, thrift institutions and life insurance companies (originators). The purchase transaction is governed by a participation agreement entered into by the participant (Great Southern) and the originator containing guidelines as to ownership, control and servicing rights, among others. The originator may retain all rights with respect to enforcement, collection and administration of the loan. This may limit Great Southern’s ability to control its credit risk when it purchases participations in these loans. Although the terms of participation agreements vary, generally Great Southern does not have direct access to the borrower, and the institution administering the loan has some discretion in the administration of performing loans and the collection of non-performing loans.

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank generally retains the servicing of these loans. The Bank purchased $26.3 million and $400,000 of these loans in the fiscal years ended December 31, 2024 and 2023, respectively. These balances represent the total loan amount, including the unfunded portion of loans purchased. At the time of purchase, none of these loans had outstanding funded balances.

Lending activity declined significantly in late 2022 and throughout 2023. As interest rates and inflation rapidly increased, many potential borrowers put projects on hold while waiting to see how the economy and real estate values would perform. In addition, the banking industry generally experienced liquidity competition, with some banks experiencing liquidity crises leading to a few bank failures. Commercial real estate lending generally increased across the banking industry in 2024, but competition for loans remained significant and lenders and borrowers both proceeded cautiously with new projects.

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

The Bank sold one- to four-family whole real estate loans, SBA-guaranteed loans and loan participations in aggregate amounts of $171.0 million, $154.9 million and $100.8 million during fiscal 2024, 2023 and 2022, respectively. The Bank typically sells long-term fixed rate mortgages. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended December 31, 2024, 2023 and 2022 were $3.8 million, $2.3 million and $2.6 million, respectively. These gains were primarily from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $397.0 million and $439.9 million at December 31, 2024 and 2023, respectively. Of the total loans serviced for others at December 31, 2024, $301.4 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties. The remaining $95.6 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing rights through various FDIC-assisted transactions. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2024, 2023 and 2022, of $228,000, $202,000 and $185,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $614,000, $898,000 and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 to the accompanying audited financial statements, included in Item 8 of this Report.

Loan Delinquencies and Defaults

When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower.

Additional written contacts are made with the borrower 45 and 60 days after the due date. If the delinquency continues for a period of 120 days, the Bank usually institutes appropriate action to foreclose on the collateral. The actual time it takes to foreclose on the collateral varies depending on the circumstances and the applicable governing law. If foreclosed upon, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is five days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. The Bank’s procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by the Bank that it would be beneficial from a cost basis.

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

The following tables set forth our loans by aging as of the dates indicated. The decrease in commercial real estate loans over 90 days past due at December 31, 2024 is primarily due to the resolution of two unrelated loan relationships, both of which were added to non-performing loans during 2023. One of the relationships was foreclosed upon, with the collateral assets transferred to Other Real Estate in 2024, and the other relationship was paid in full in 2024. The increase in non-owner occupied 1-4 family residential loans over 90 days past due was attributable to two related loans totaling $1.2 million added to non-performing loans in 2024 and another unrelated loan of $510,000 added to non-performing loans in 2024. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations and Comparison for the Years Ended December 31, 2024 and 2023-Non-Performing Assets.”

	December 31, 2024
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	1	$12	—	$—	—	$—	1	$12	$30,521	$30,533
Subdivision construction	—	—	—	—	—	—	—	—	19,861	19,861
Land development	—	—	—	—	1	464	1	464	42,040	42,504
Commercial construction	—	—	—	—	—	—	—	—	352,793	352,793
Owner occupied one- to four-family residential	13	1,704	4	816	4	950	21	3,470	706,976	710,446
Non-owner occupied one- to four-family residential	1	642	—	—	3	1,681	4	2,323	120,578	122,901
Commercial real estate	—	—	—	—	4	77	4	77	1,543,665	1,543,742
Other residential	—	—	—	—	—	—	—	—	1,549,249	1,549,249
Commercial business	—	—	—	—	1	245	1	245	208,702	208,947
Industrial revenue bonds	—	—	—	—	1	139	1	139	11,205	11,344
Consumer auto	8	39	1	1	—	—	9	40	25,747	25,787
Consumer other	9	145	2	4	2	17	13	166	27,739	27,905
Home equity lines of credit	2	63	3	56	—	—	5	119	115,717	115,836
Total	34	$2,605	10	$877	16	$3,573	60	$7,055	$4,754,793	$4,761,848

	December 31, 2023
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$29,628	$29,628
Subdivision construction	—	—	—	—	—	—	—	—	23,359	23,359
Land development	—	—	—	—	1	384	1	384	47,631	48,015
Commercial construction	—	—	—	—	—	—	—	—	703,407	703,407
Owner occupied one- to four-family residential	20	2,778	3	125	3	722	26	3,625	765,635	769,260
Non-owner occupied one- to four-family residential	—	—	—	—	—	—	—	—	121,275	121,275
Commercial real estate	1	187	1	92	6	10,552	8	10,831	1,510,201	1,521,032
Other residential	1	9,572	—	—	—	—	1	9,572	932,499	942,071
Commercial business	—	—	—	—	2	31	2	31	318,019	318,050
Industrial revenue bonds	—	—	—	—	—	—	—	—	12,047	12,047
Consumer auto	23	116	9	65	1	8	33	189	28,154	28,343
Consumer other	9	137	1	—	4	42	14	179	28,799	28,978
Home equity lines of credit	10	335	1	26	1	9	12	370	115,513	115,883
Total	64	$13,125	15	$308	18	$11,748	97	$25,181	$4,636,167	$4,661,348

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified “substandard” or “doubtful.” “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. For the portion of assets classified as “loss,” an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank’s watch list and monitored for further deterioration or improvement. Following are the total classified assets at December 31, 2024 and 2023, per the Bank’s internal asset classification list. The allowances for credit losses reflected below are the portions of the Bank’s total allowances for credit losses relating to these classified loans. There were no significant off-balance sheet items classified at December 31, 2024 or December 31, 2023.

	December 31, 2024
				Total	Allowance
Asset Category	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	10,125	510	—	10,635	518
Foreclosed assets and repossessions	5,993	—	—	5,993	—
Total	$16,118	$510	$—	$16,628	$518

	December 31, 2023
				Total	Allowance
Asset Category	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	19,122	—	—	19,122	1,229
Foreclosed assets and repossessions	23	—	—	23	—
Total	$19,145	$—	$—	$19,145	$1,229

Loans classified as “Substandard” were $10.1 million and $19.1 million at December 31, 2024 and 2023, respectively. The largest substandard relationship, which totaled $5.1 million, was added to substandard loans during the year ended December 31, 2024 and is collateralized by three nursing care facilities located in southwest Missouri. The borrower’s business cash flow was negatively impacted by a labor shortage and a decrease in Medicaid reimbursement during 2022-2023. Monthly payments continued to be made prior to the transfer to this category. The $9.0 million decrease in substandard loans from December 31, 2023 to December 31, 2024 was primarily the result of $16.1 million in loans being transferred to foreclosed assets and $10.4 million in loans paid off, partially offset by $21.0 million in loans being added to the “Substandard” category. Loans classified as “Doubtful” were $510,000 and $-0- at December 31, 2024 and 2023, respectively. This single loan was downgraded from “Substandard” to “Doubtful” during the year ended December 31, 2024 and is collateralized by 24 duplexes and two community buildings in Louisiana.

In addition to the classified loans in the table above, the Company has loans categorized as “Watch” and “Special Mention.” While loans classified as “Special Mention” are not considered to be adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit position of the assets does not deteriorate and expose the institution to elevated risk which might warrant adverse classification at a future date. Loans rated as “Special Mention” were $1.5 million and $26.7 million at December 31, 2024 and 2023, respectively, as two loan relationships totaling $7.2 million were upgraded to “Watch,” two loan relationships totaling $14.3 million were downgraded to “Substandard” and a single $2.6 million loan was paid in full. In the year ended December 31, 2024, two loan relationships were downgraded to “Special Mention” from “Satisfactory” and one loan relationship was downgraded from “Watch.” The largest relationship consisted of one commercial business loans totaling $995,000 at December 31, 2024 and is secured by business equipment.

Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as ”Special Mention” or “Substandard.” Loans classified as “Watch” at December 31, 2024 and 2023 were $15.9 million and $8.3 million, respectively. This increase was primarily due to the addition of ten loans totaling $11.3 million, partially offset by the payoff of a single $1.4 million loan and one loan relationship totaling $993,000, which was downgraded to “Special Mention.” In the year ended December 31, 2024, five loan relationships were downgraded from “Satisfactory.” The largest relationship consisted of one commercial real estate loan relationship totaling $4.8 million at December 31, 2024 that is secured by an 18-hole golf course, clubhouse and other related assets in Southwest Missouri.

Non-Performing Assets

The table below sets forth the amounts and categories of gross non-performing assets (classified loans which are not performing under regulatory guidelines and all foreclosed assets, including assets acquired in settlement of loans) in the Bank’s loan portfolio as of the dates indicated. Loans generally are placed on nonaccrual status when the loan becomes 90 days delinquent or when the collection of principal, interest, or both, otherwise becomes doubtful.

Prior to the Company’s adoption of the Current Expected Credit Loss (“CECL”) accounting standard on January 1, 2021, FDIC-assisted acquired non-performing assets, including foreclosed assets and potential problem loans, were not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets. These assets were initially recorded at their estimated fair values as of their acquisition dates and accounted for in pools. The loan pools were analyzed rather than the individual loans. The performance of the loan pools acquired in each of the Company’s five FDIC-assisted transactions has been better than expectations as of the acquisition dates. In the table below, FDIC-assisted acquired assets are included in their particular collateral categories for the year-ends after December 31, 2020.

	December 31,
	2024		2023		2022		2021		2020

	(In Thousands)
Nonaccruing loans:
One- to four-family residential	$2,631		$722		$722		$2,216		$1,571
One- to four-family construction	—		—		—		—		—
Land development	464		384		384		468		—
Other residential	—		—		—		—		—
Commercial real estate	77		10,552	(2)	1,579	(3)	2,006	(3)	587
Other commercial	384		31		586		—		114
Commercial construction and land development	—		—		—		—		—
Consumer	17		59		399		733		771

Total gross nonaccruing loans	3,573		11,748		3,670		5,423		3,043

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		—		—		—		—
Commercial real estate	—		—		—		—		—
Other commercial	—		—		—		—		—
Commercial construction and land development	—		—		—		—		—
Consumer	—		—		—		—		—
Total loans over 90 days delinquent still accruing interest	—		—		—		—		—

Total gross non-performing loans	3,573		11,748		3,670		5,423		3,043

Foreclosed assets:
One- to four-family residential	—		—		—		183		111
One- to four-family construction	—		—		—		315		—
Other residential	—		—		—		—		—
Commercial real estate	5,960	(1)	—		—		—		—
Commercial construction and land development	—		—		—		—		513
Other commercial	—		—		—		—		—

Total foreclosed assets	5,960		—		—		498		624

Repossessions	33		23		50		90		153

Total gross non-performing assets	$9,566		$11,771		$3,720		$6,011		$3,820
Total gross non-performing assets as a percentage of average total assets	0.16%		0.20%		0.07%		0.11%		0.07%
(1)	One relationship was all of this total at December 31, 2024.
(2)	Two relationships were $10.3 million of this total at December 31, 2023.
(3)	One relationship was $1.3 million and $1.7 million of this total at December 31, 2022 and 2021, respectively.

See Item 7. ”Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross collateral-dependent loans totaled $9.8 million and $18.8 million at December 31, 2024 and 2023, respectively. See Note 3 to the accompanying audited financial statements included in Item 8 for additional information, including further detail of nonaccruing and collateral-dependent loans and details of modified loans. See also Note 14 of the accompanying audited financial statements included in Item 8 for additional information, including further detail of the fair value of collateral-dependent loans.

For the year ended December 31, 2024, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $681,000. No interest income was included on these loans for the year ended December 31, 2024. For the year ended December 31, 2023, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $509,000. No interest income was included on these loans for the year ended December 31, 2023. For the year ended December 31, 2022, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $292,000. No interest income was included on these loans for the year ended December 31, 2022.

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

The following tables show, as of the date indicated, the composition of loan modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concessions granted. Each of the types of concessions granted comprised 2% or less of their respective classes of loans at December 31, 2024 and December 31, 2023. During the year ended December 31, 2024, principal forgiveness totaling $295,000 was completed on consumer loans and a land development loan, compared to principal forgiveness totaling $563,000 that was completed on commercial business loans and consumer loans during the year ended December 31, 2023.

	Year Ended December 31, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	2,709	—	2,709
Commercial real estate	—	70	—	70
Commercial business	—	—	—	—
Consumer	—	31	—	31
	$—	$2,810	$—	$2,810

	Year Ended December 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,553	$1,553
One- to four-family residential	—	—	—	—
Other residential	—	2,750	—	2,750
Commercial real estate	—	77	20,365	20,442
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,834	$21,918	$24,757

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following tables depict the performance of loans (under modified terms) at December 31, 2024 and 2023, respectively:

	December 31, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	2,709	—	—	2,709
Commercial real estate	70	—	—	70
Commercial business	—	—	—	—
Consumer	31	—	—	31
	$2,810	$—	$—	$2,810

	December 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$1,553	$—	$—	$1,553
One- to four-family residential	—	—	—	—
Other residential	2,750	—	—	2,750
Commercial real estate	12,384	—	8,058	20,442
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,699	$—	$8,058	$24,757

Allowance for Credit Losses

On January 1, 2021, the Company adopted the revised accounting standard related to the allowance for credit losses. This standard eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 3 to the accompanying financial statements included in Item 8 of this Report for additional information.

The Company believes that the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated credit losses. The allowance for credit losses is measured using an average historical loss model that incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are generally aggregated into pools based on similar risk characteristics, including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified loans with a balance of $100,000 or more, are evaluated on an individual basis.

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

At December 31, 2024, Great Southern had an allowance for credit losses of $64.8 million, of which $518,000 had been allocated to specific loans. At December 31, 2023, Great Southern had an allowance for credit losses of $64.7 million, of which $1.2 million had been allocated to specific loans. All loans with specific allowances were considered to be collateral-dependent loans. The allowance and the activity within the allowance during 2024, 2023 and 2022 are discussed further in Note 3 “Loans and Allowance for Credit Losses” of the accompanying audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2024		2023		2022		2021		2020
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans (1)

	(Dollars In Thousands)
One- to four-family residential and construction	$9,224	19.0%	$9,820	20.5%	$11,171	21.6%	$9,364	18.4%	$4,472	15.7%
Other residential and construction	15,594	36.9	13,370	32.2	12,110	28.3	10,502	28.9	9,282	31.4
Commercial real estate	28,802	32.6	28,171	32.9	27,096	33.7	28,604	36.5	33,382	36.1
Commercial construction	2,735	3.5	2,844	3.9	2,865	5.8	2,797	4.3	3,378	3.8
Other commercial	4,656	4.4	6,935	6.8	5,822	6.4	4,142	6.9	2,345	7.3
Consumer and overdrafts	3,749	3.6	3,530	3.7	4,416	4.2	5,345	5.0	2,204	5.7
Acquired loans not covered by loss sharing agreements	—	—	—	—	—	—	—	—	680	—
Total	$64,760	100.0%	$64,670	100.0%	$63,480	100.0%	$60,754	100.0%	$55,743	100.0%
(1)	Excludes loans acquired through FDIC-assisted transactions. For periods prior to the adoption of ASU 2016-13 in 2021, this table was prepared using the previous GAAP incurred loss method.

The following table sets forth credit ratios as of December 31, 2024 and 2023.

	December 31,
	2024	2023

	(Dollars In Thousands)

Allowance for Credit Losses	$64,760	$64,670
Total Loans	4,761,848	4,661,348
Ratio of Allowance for Credit Losses to Total Loans	1.36%	1.39%

Non-performing Loans	$3,573	$11,748
Total Loans	4,761,848	4,661,348
Ratio of Non-performing Loans to Total Loans	0.07%	0.25%

Ratio of Allowance for Credit Losses to Non-performing Loans	1,812.48%	550.48%

The following table sets forth an analysis of activity in the Bank’s allowance for credit losses showing the details of the activity by types of loans.

	December 31,
	2024	2023	2022	2021	2020

	(Dollars In Thousands)

Balance at beginning of period	$64,670	$63,480	$60,754	$55,743	$40,294

CECL adoption adjustment:
One- to four-family residential	—	—	—	4,533	—
Other residential	—	—	—	5,832	—
Commercial real estate	—	—	—	(2,531)	—
Construction	—	—	—	(1,165)	—
Other commercial	—	—	—	1,499	—
Consumer, overdrafts and other loans	—	—	—	3,427	—

Total CECL adoption adjustment	—	—	—	11,595	—

Charge-offs:
One- to four-family residential	64	31	40	190	70
Other residential	—	—	—	—	—
Commercial real estate	1,300	—	44	142	43
Construction	101	—	84	154	1
Other commercial	243	1,037	51	81	28
Consumer, overdrafts and other loans	1,492	1,754	1,950	2,054	3,152

Total charge-offs	3,200	2,822	2,169	2,621	3,294

Recoveries:
One- to four-family residential	38	70	195	485	183
Other residential	—	—	110	92	180
Commercial real estate	—	145	1	48	73
Construction	194	6	—	20	204
Other commercial	490	241	240	334	149
Consumer, overdrafts and other loans	868	1,300	1,349	1,758	2,083

Total recoveries	1,590	1,762	1,895	2,737	2,872

Net charge-offs (recoveries)	1,610	1,060	274	(116)	422
Provision (credit) for losses on loans	1,700	2,250	3,000	(6,700)	15,871

Balance at end of period	$64,760	$64,670	$63,480	$60,754	$55,743

Ratio of net charge-offs to average loans outstanding by loan category

One- to four-family residential	—%	—%	—%	(0.01)%	—%
Other residential	—	—	—	—	—
Commercial real estate	0.1	—	—	—	—
Construction	(0.1)	—	—	—	—
Other commercial	(0.1)	0.3	—	(0.01)	—
Consumer, overdrafts and other loans	0.4	0.3	0.01	0.01	0.02

Ratio of net charge-offs to average loans outstanding	0.03%	0.02%	0.01%	—%	0.01%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2024, 2023 or 2022. Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae, Small Business Administration and FHLBank.

As of December 31, 2024 and 2023, the Company held approximately $187.4 million and $195.0 million, respectively, in principal amount of investment securities which the Company classified as held-to-maturity. In addition, as of December 31, 2024 and 2023, the Company held approximately $533.4 million and $478.2 million, respectively, in fair value of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 to the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$346,712	$69	$40,874	$305,907
Agency collateralized mortgage obligations	123,395	—	9,771	113,624
States and political subdivisions securities	58,608	69	2,729	55,948
Small Business Administration securities	65,849	—	7,955	57,894
	$594,564	$138	$61,329	$533,373

	December 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,065	$1,864	$72,929	$—	$8,523	$64,406
Agency collateralized mortgage obligations	110,493	(2,140)	108,353	—	15,495	92,858
States and political subdivisions	6,137	14	6,151	—	650	5,501
	$187,695	$(262)	$187,433	$—	$24,668	$162,765

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$327,266	$—	$40,784	$286,482
Agency collateralized mortgage obligations	90,205	—	11,731	78,474
States and political subdivisions securities	60,667	119	3,291	57,495
Small Business Administration securities	75,076	—	6,935	68,141
	$553,214	$119	$62,741	$490,592

	December 31, 2022
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$73,891	$3,015	$76,906	$—	$9,820	$67,086
Agency collateralized mortgage obligations	122,247	(2,885)	119,362	—	14,129	105,233
States and political subdivisions	6,239	(12)	6,227	—	781	5,446
	$202,377	$118	$202,495	$—	$24,730	$177,765

At December 31, 2024, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $205.6 million, FHLMC securities totaling $98.5 million and GNMA securities totaling $1.8 million. At December 31, 2023, the available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $190.9 million, FHLMC securities totaling $86.4 million and GNMA securities totaling $2.9 million. At December 31, 2022, the available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $196.4 million, FHLMC securities totaling $90.1 million and GNMA securities totaling $78.5 million. At December 31, 2024, 2023 and 2022, all of the Company’s agency mortgage-backed securities had fixed rates of interest.

At December 31, 2024, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $46.0 million, FHLMC securities totaling $63.0 million and GNMA securities totaling $4.6 million. At December 31, 2023, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $4.1 million, FHLMC securities totaling $66.5 million and GNMA securities totaling $5.3 million. At December 31, 2022, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $3.9 million, FHLMC securities totaling $67.8 million and GNMA securities totaling $6.7 million. At December 31, 2024, 2023 and 2022, all of the Company’s agency collateralized mortgage-backed obligations had fixed rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale and held-to-maturity securities at December 31, 2024. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Tax-Equivalent
	Cost	Amortized Yield	Fair Value

	(Dollars In Thousands)
AVAILABLE-FOR-SALE SECURITIES
One year or less	$—	—	$—
After one through five years	1,230	4.65%	1,232
After five through ten years	—	—	—
After ten years	57,378	3.46%	54,716
Securities not due on a single maturity date	535,956	3.00%	477,425
Total	$594,564	3.05%	$533,373

	Amortized	Tax-Equivalent
	Carrying Value	Amortized Yield	Fair Value

	(Dollars In Thousands)
HELD-TO-MATURITY SECURITIES
One year or less	$—	—	$—
After one through five years	—	—	—
After five through ten years	1,037	5.90%	936
After ten years	5,114	1.36%	4,565
Securities not due on a single maturity date	181,282	2.65%	157,264
Total	$187,433	2.63%	$162,765

					Securities
					Not Due
		After One	After Five	After	on a Single
	One Year	Through	Through	Ten	Maturity
	or Less	Five Years	Ten Years	Years	Date	Total

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$305,907	$305,907
Agency collateralized mortgage obligations	—	—	—	—	113,624	113,624
Small business administration securities	—	—	—	—	57,894	57,894
States and political subdivisions securities	—	1,232	—	54,716	—	55,948
	$—	$1,232	$—	$54,716	$477,425	$533,373

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$72,929	$72,929
Agency collateralized mortgage obligations	—	—	—	—	108,353	108,353
States and political subdivisions securities	—	—	1,037	5,114	—	6,151
	$—	$—	$1,037	$5,114	$181,282	$187,433

The following tables show our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024, 2023 and 2022, respectively:

	2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$45,977	$(1,008)	$253,971	$(39,866)	$299,948	$(40,874)
Agency collateralized mortgage obligations	50,720	(890)	62,903	(8,881)	113,623	(9,771)
Small Business Administration securities	7,229	(270)	50,665	(7,685)	57,894	(7,955)
States and political subdivisions securities	14,523	(343)	37,945	(2,386)	52,468	(2,729)
	$118,449	$(2,511)	$405,484	$(58,818)	$523,933	$(61,329)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$64,406	$(8,523)	$64,406	$(8,523)
Agency collateralized mortgage obligations	—	—	92,858	(15,495)	92,858	(15,495)
States and political subdivisions securities	—	—	5,501	(650)	5,501	(650)
	$—	$—	$162,765	$(24,668)	$162,765	$(24,668)

	2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
Small Business Administration securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
States and political subdivisions securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

	2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$221,562	$(27,597)	$64,918	$(13,187)	$286,480	$(40,784)
Agency collateralized mortgage obligations	28,537	(3,262)	40,642	(8,469)	69,179	(11,731)
Small Business Administration securities	60,473	(5,224)	7,667	(1,711)	68,140	(6,935)
States and political subdivisions securities	44,455	(2,913)	3,753	(378)	48,208	(3,291)
	$355,027	$(38,996)	$116,980	$(23,745)	$472,007	$(62,741)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$59,218	$(7,766)	$7,868	$(2,054)	$67,086	$(9,820)
Agency collateralized mortgage obligations	61,055	(6,411)	44,178	(7,718)	105,233	(14,129)
States and political subdivisions securities	900	(101)	4,546	(680)	5,446	(781)
	$121,173	$(14,278)	$56,592	$(10,452)	$177,765	$(24,730)

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $250,000 (“Jumbo” accounts), brokered certificates and individual retirement accounts. After the onset of the COVID-19 pandemic in 2020, non-interest-bearing demand deposits increased $225 million in 2021, while interest-bearing demand and savings deposits increased $240 million. During 2021, the Bank also decreased its total time deposits by approximately $430 million. Time deposits originated through the Bank’s internet channel decreased by $200 million and brokered deposits, including IntraFi purchased funds, decreased $91 million. The brokered deposits and deposits originated through the Bank’s internet channel were allowed to mature without replacement as other deposit categories increased in 2021. In the latter half of 2022, some of the interest-bearing demand and savings deposits and non-interest-bearing demand deposits decreased as some of the COVID-19 pandemic “surge deposits” flowed out of both retail and business customer accounts. Total balances in these categories did not return to pre-pandemic levels, but they declined from peak balance levels in 2021 and early 2022. Non-interest-bearing demand deposits decreased $146 million in 2022 and interest-bearing demand and savings deposits, excluding brokered deposits, decreased $193 million. During 2022, in response to customer demand in a rising interest rate environment, the Bank increased its total time deposits by approximately $322 million. Time deposits originated through the Bank’s internet channel decreased by $152 million and brokered time deposits, including IntraFi purchased funds, increased $194 million. The Bank’s retail time deposits originated through its banking center and corporate services network increased $309 million. In 2023, non-interest-bearing demand deposits decreased $168 million and interest-bearing demand and savings deposits, excluding brokered deposits, increased $28 million. During 2023, time deposits originated through the Bank’s internet channel decreased by $35 million and brokered time deposits increased $100 million. The Bank’s retail time deposits originated through its banking center and corporate services network decreased $35 million. Other brokered deposits increased $150.0 million in 2023. In 2024, non-interest-bearing demand deposits decreased $53 million and interest-bearing demand and savings deposits, excluding brokered deposits, decreased $2 million. During 2024, the Bank’s retail time deposits originated through its banking center and corporate services network decreased $162 million. Brokered deposits increased $111 million in 2024.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2024		2023		2022
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$52,720	1.14%	$86,831	1.84%	$280,784	5.99%
1.00% - 1.99%	75,938	1.65	22,485	0.48	125,951	2.69
2.00% - 2.99%	8,244	0.18	44,354	0.94	381,547	8.15
3.00% - 3.99%	89,967	1.95	46,304	0.98	228,131	4.87
4.00% - 4.99%	548,903	11.92	739,645	15.66	4,883	0.10
5.00% and above	—	—	8,583	0.18	—	—

Total time deposits	775,772	16.84	948,202	20.08	1,021,296	21.80
Non-interest-bearing demand deposits	842,931	18.30	895,496	18.97	1,063,588	22.70
Interest-bearing demand and savings deposits (1.39% - 1.67% - 0.65%)	2,214,732	48.09	2,216,482	46.94	2,188,535	46.72
Brokered deposits (4.61% - 5.20% - 4.03%)	772,114	16.77	661,528	14.01	411,491	8.78

Total Deposits	$4,605,549	100.00%	$4,721,708	100.00%	$4,684,910	100.00%

A table showing maturity information for the Bank’s time deposits as of December 31, 2024, is presented in Note 7 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious and the Bank’s deposit mix may vary. The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, management believes that the Bank’s certificate accounts are relatively stable sources of deposits, while its checking accounts have proven to be more volatile. The Bank’s ability to attract and retain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

The following table sets forth the time remaining until maturity of the Bank’s time deposits as of December 31, 2024. The table is based on information prepared in accordance with GAAP.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Time deposits:
Less than $250,000	$304,042	$225,330	$93,318	$12,760	$635,450
$250,000 or more	63,882	53,706	9,013	853	127,454
Brokered	402,413	70,000	151,506	148,195	772,114
Public funds(1)	3,953	7,110	1,805	—	12,868

Total	$774,290	$356,146	$255,642	$161,808	$1,547,886
(1)	Deposits from governmental and other public entities.

The following tables set forth the time remaining until maturity of the Bank’s uninsured time deposits as of December 31, 2024 and December 31, 2023. The table is based on information prepared in accordance with GAAP.

	Maturities as of December 31, 2024
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$64,596	$52,092	$12,217	$844	$129,749

	Maturities as of December 31, 2023
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$89,110	$45,431	$53,630	$1,360	$189,531

In addition to the uninsured time deposits noted above, the uninsured deposits with no maturity date were $1.51 billion and $1.34 billion at December 31, 2024 and 2023, respectively, for total uninsured deposits at those dates of $1.64 billion and $1.53 billion, respectively. These totals include deposit accounts of consolidated subsidiaries of the Company (which are eliminated from total deposits shown in the consolidated financial statements of the Company) and collateralized deposits of unaffiliated entities, as required by FDIC guidance. At December 31, 2024 and 2023, the total uninsured deposits reported here included $974.1 million and $802.9 million, respectively, of deposit accounts of consolidated subsidiaries of the Company.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2024 and 2023, the Bank had approximately $772.1 million and $661.5 million in brokered deposits, respectively.

Included in the brokered deposits totals at both December 31, 2024 and 2023, were $300.0 million in IntraFi Funding accounts. IntraFi Funding transactions represent a cost-effective source of funding without collateralization or credit limits for the Company. These transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. At December 31, 2024 and 2023, all of these IntraFi deposits were at floating rates indexed to the effective fed funds rate.

Previously included in brokered deposits were IntraFi Network Deposit accounts. In 2018, the FDIC amended its regulations to exclude these deposits from its definition of brokered deposits. IntraFi Network Deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with an IntraFi Network bank, that bank uses IntraFi to place the funds into deposit accounts issued by other banks in the IntraFi Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers’ funds. At December 31, 2024 and 2023, the Bank had approximately $5.0 million and $8.8 million in IntraFi Network Deposits, respectively.

Unlike non-brokered certificates of deposit, which can be withdrawn (with a penalty) prior to maturity for any reason, including increasing interest rates, a brokered deposit (excluding IntraFi Network Deposits) can only be withdrawn prior to maturity in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Additionally, the Bank may issue brokered deposits which are callable at the Bank’s discretion prior to their stated maturity date. Currently, the rates offered by the Bank for brokered deposits are comparable to those offered for retail certificates of deposit of similar size and maturity. The Bank maintained increased liquidity during and after the economic recession that began in 2008. After 2009, we had gradually reduced the amount of brokered deposits (excluding IntraFi Network Deposits) utilized as we added deposits from FDIC-assisted acquisitions. As loan demand began to increase starting in 2013, we gradually increased our usage of brokered deposits again from time to time. During 2021, we decreased our usage of brokered deposits as we experienced growth in a variety of non-time deposits that year. Since 2022, as loan demand has trended upward and as other deposit sources have declined, we again have utilized brokered deposits to obtain additional funding.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month SOFR. In February 2023, the Company entered into five new interest rate swap transactions. At December 31, 2023, the Company had $95.0 million in interest rate swaps on brokered deposits, which were accounted for as fair value hedges. In January 2024, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. The Company did not utilize these types of interest rate swaps on brokered deposits in 2024 or 2022.

Borrowings. Great Southern’s other sources of funds include advances from the FHLBank, a Qualified Loan Review (“QLR”) arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At both December 31, 2024 and 2023, the Bank had no FHLBank term advances outstanding. The Bank had outstanding overnight borrowings of $333.0 million and $251.0 million from the FHLBank at December 31, 2024 and 2023, respectively. Because they are overnight borrowings, any outstanding balances are included in short-term borrowings in the Company’s financial statements. The Bank has in the past utilized, and may again utilize, FHLBank advances from time to time to fund loan growth.

The Federal Reserve Bank of St. Louis (“FRBSTL”) has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSTL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or more loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSTL at December 31, 2024 that would have allowed approximately $343.4 million to be borrowed under the QLR program. There were no outstanding borrowings under the QLR program at December 31, 2024 or 2023 and the facility was not used during 2024 or 2023.

The FRBSTL also has a Bank Term Funding Program (“BTFP”), which was created in March 2023 to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offered loans of up to one year to depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. In January 2024, the Bank borrowed $180.0 million under the BTFP program. The BTFP borrowing, which matured and was repaid in January 2025, had a fixed interest rate of 4.83%. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $187.7 million at December 31, 2024. The proceeds from these borrowings were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank. Once the BTFP borrowing was repaid, the securities pledged were released by the FRBSTL and most of these securities have now been pledged as additional collateral for the FHLBank borrowing line.

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

In November 2006, Great Southern Capital Trust II (“Trust II”), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 6.43% and 7.24% at December 31, 2024 and 2023, respectively.

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

Amortization of the debt issuance costs during the years ended December 31, 2024, 2023 and 2022, totaled $297,000, $297,000 and $297,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.90% at December 31, 2024.

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the years indicated.

	Year Ended December 31, 2024
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$78,777	$75,575	1.86%
Overnight borrowings – FHLBank	333,000	181,287	5.36
Short-term borrowings from Federal Reserve Bank	180,000	175,628	4.85
Other	1,610	1,347	—

Total		$433,837	4.52%
Total maximum month-end balance	578,691

	Year Ended December 31, 2023
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$181,476	$82,218	1.47%
Overnight borrowings – FHLBank	251,000	141,474	5.25
Other	1,610	1,392	—

Total		$225,084	3.87%
Total maximum month-end balance	410,573

	Year Ended December 31, 2022
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$176,843	$132,595	0.24%
Overnight borrowings – FHLBank	170,000	46,404	2.29
Collateral held for interest rate swap	3,250	967	0.38
Other	1,449	1,159	—

Total		$181,125	0.77%
Total maximum month-end balance	317,727

The following table sets forth year-end balances and weighted average interest rates of the Company’s other borrowings at the dates indicated.

	December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$64,444	1.38%	$70,843	1.66%	$176,843	0.94%
Overnight borrowings – FHLBank	333,000	4.62	251,000	5.64	88,500	4.60
Short-term borrowings from Federal Reserve Bank	180,000	4.83	—	—	—	—
Collateral held for interest rate swap	—	—	—	—	—	—
Other	1,247	—	1,610	—	1,083	—

Total	$578,691	4.32%	$323,453	4.76%	$266,426	2.16%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to a capital trust during the years indicated.

	Year Ended December 31,
	2024	2023	2022

	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	6.98%	6.74%	3.40%

The following table sets forth certain information as to the Company’s subordinated debentures issued to a capital trust at the dates indicated.

	December 31,
	2024	2023	2022

	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	6.43%	7.24%	6.04%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the years indicated.

	Year Ended December 31,
	2024	2023	2022

	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$74,876	$74,579	$74,281
Average balance	74,734	74,430	74,131
Weighted average interest rate	5.92%	5.94%	5.97%

The following table sets forth certain information as to the Company’s subordinated notes at the dates indicated.

	December 31,
	2024	2023	2022

	(Dollars In Thousands)

Subordinated notes	$74,876	$74,579	$74,281
Weighted average interest rate of subordinated debentures	5.90%	5.92%	5.95%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $179.4 million at December 31, 2024, of its assets in service corporations. At December 31, 2024, the Bank’s total investment in Great Southern Real Estate Development Corporation (“Real Estate Development”) was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2024, the Bank’s total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. (“CDE”) was $714,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2024, the Bank’s total investment in GS, L.L.C. (“GSLLC”) was $34.6 million. GSLLC was formed in 2005 under the laws of the State of Missouri. At December 31, 2024, the Bank’s total investment in GSSC, L.L.C. (“GSSCLLC”) was $21.1 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri. At December 31, 2024, the Bank’s total investment in GSRE Holding, L.L.C. (“GSRE Holding”) was $11.8 million. GSRE Holding was formed in 2009 under the laws of the State of Missouri. At December 31, 2024, the Bank’s total investment in GSRE Holding II, L.L.C. (“GSRE Holding II”) was $960,000. GSRE Holding II was formed in 2009 under the laws of the State of Missouri. At December 31, 2024, the Bank’s total investment in GSRE Holding III, L.L.C. (“GSRE Holding III”) was $-0-. GSRE Holding III was formed in 2012 under the laws of the State of Missouri. At December 31, 2024, the Bank’s total investment in GSTC Investments, L.L.C. (“GSTCLLC”) was $54.4 million. GSTCLLC was formed in 2016 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. In addition, Great Southern has two other subsidiary companies that are not considered service corporations, GSB One, L.L.C. and GSB Two, L.L.C. These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2024 and 2023, Real Estate Development did not hold any real estate assets related to foreclosed property. Real Estate Development had net income of $-0- in each of the years ended December 31, 2024 and 2023.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit and are permissible under Missouri and Kansas law. These include activities such as investing in real estate and investing in other community development entities. CDC also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern. CDC had consolidated net loss of $1,000 and $-0- in the years ended December 31, 2024 and 2023, respectively.

GS, L.L.C. GSLLC was organized in 2005. GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSLLC had net losses of $1,000 and $34,000 in the years ended December 31, 2024 and 2023, respectively, which primarily resulted from the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009. GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had net losses of $2,000 and $3,000 in the years ended December 31, 2024 and 2023, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. At December 31, 2024, GSRE Holding held cash of $5.9 million and real estate assets of $6.0 million. GSRE Holding had net income of $330,000 in the year ended December 31, 2024 and a net loss of $2,000 in the year ended December 31, 2023.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2024 and 2023, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net losses of $2,000 in each of the years ended December 31, 2024 and 2023.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2024 and 2023, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2024 and 2023.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016. GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSTCLLC had net income of $-0- in each of the years ended December 31, 2024 and 2023.

GSB One, L.L.C. At December 31, 2024, the Bank’s total investment in GSB One, L.L.C. (“GSB One”) and GSB Two, L.L.C. (“GSB Two”) was $2.36 billion. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in 1998. GSB Two is a real estate investment trust (“REIT”). It holds interests in real estate mortgages transferred from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $77.2 million and $72.6 million in the years ended December 31, 2024 and 2023, respectively.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint. The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Of our total branch offices at the end of 2024, approximately 76% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2024, was 1.4%, or tenth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2024, were UMB Bank, U.S. Bank, and Bank of America, which had a combined market share of 29.1% (based on FDIC market share deposits). We also have branch offices in the states of Iowa, Kansas, Minnesota, Arkansas and Nebraska, which made up approximately 14%, 6%, 3%, less than 1%, and less than 1% of our total deposit franchise dollars, respectively (based on FDIC market share deposits of June 30, 2024). The Company’s market share in its primary metropolitan statistical areas was as follows at June 30, 2024:

	Number of	Percentage of Total
Metropolitan Statistical Area	Branch Offices	Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	13.3%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	6.9%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	3	1.1%	20	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	5	0.6%	25	Principal Bank
St. Louis, MO-IL	17	0.4%	40	U.S. Bank
Kansas City, MO-KS	8	0.3%	40	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	1	0.2%	33	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	82	U.S. Bank

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

We also depend, from time to time, on outside funding sources, including brokered deposits, where we experience nationwide competition, and Federal Home Loan Bank advances. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. From mid-2022 to mid-2024, the Company increased the interest rates it paid on many deposit products. In the second half of 2024, the Company began selectively lowering interest rates paid on deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings.

Despite the highly competitive environment and the challenges it presents to us, management believes the Company will continue to be competitive because of its strong commitment to quality customer service, competitive products and pricing, convenient local branches, online and mobile capabilities, and active community involvement.

Employees and Human Capital Resources

At December 31, 2024, the Company and its affiliates had a total of 1,108 employees, including 226 part-time employees. None of the Company’s employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Great Southern remains committed and focused on the health and safety of our associates, customers, and communities, especially as COVID-19 and other viruses remain a threat. Company management continues to monitor information related to the COVID-19 and other impactful viruses, using federal and state guidelines for public safety to manage the threat. The Company also remains focused on the overall wellbeing of its associates and their family members with a comprehensive no cost benefit offered through the Company’s employee assistance program.

Great Southern associates actively share their talents in their communities through leadership roles and volunteer activities in education, economic development, human and health services, and community reinvestment. Our Community Matters program allows each associate to be paid up to 32 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2024 Great Southern associates found creative and meaningful ways to give back to their communities, donating over 7,400 hours in support of more than 300 organizations. Each year, the Bill and Ann Turner Distinguished Community Service Award is presented to a Great Southern associate who demonstrates excellence in volunteer service to their community. Every year, all associates are encouraged to nominate coworkers for this award. An external panel of community leaders reviews the nominees and determines the award winner. In addition to volunteerism, Great Southern associates generously supported their communities in 2024 through monetary donations totaling nearly $59,000.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities, which were subsequently updated by FinCEN in May 2024, include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2024, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered “well-capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2024, the Company was “well-capitalized.”

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. These premiums are assessed on an institution’s total assets minus its tangible equity. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 5.0 to 32.0 basis points, subject to certain adjustments. In an emergency, the FDIC may also impose a special assessment. A significant increase in insurance assessments could have a material adverse effect on our results of operations.

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

Guidance on Commercial Real Estate Concentrations

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and maintaining capital levels commensurate with the level and nature of real estate concentrations. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or total commercial real estate loans (as defined in the guidance) greater than 300% of the Bank’s total capital and an increase in the bank’s commercial real estate portfolio of 50% or more during the prior 36 months. At December 31, 2024 the total outstanding balance of loans for construction, land development, and other land represented 74% of the Bank’s total capital, the total outstanding balance of commercial real estate loans (including multi-family loans) represented 433% of the Bank’s total capital and the commercial real estate portfolio (including multi-family loans) increased 22% during the prior 36 months.

Federal Reserve System

Banks are authorized to borrow from the FRB “discount window,” but FRB regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the FRB. See “Sources of Funds” above.

The Federal Reserve created the BTFP to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offered loans of up to one year in length to banks and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. These assets will be valued at par for collateral purposes. This program stopped accepting new borrowings after March 10, 2024.

Federal Home Loan Bank System

The Bank is a member of the FHLBank of Des Moines, which is one of 11 regional FHLBanks.

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2024, Great Southern had $18.5 million in FHLBank of Des Moines stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 7.07% annually and were 9.31% for the year ended December 31, 2024.

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

Bad Debt Deduction

As of December 31, 2024 and 2023, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million at both December 31, 2024 and December 31, 2023.

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

The Bank also has full-service offices in Iowa, Kansas, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Arizona, Colorado, Georgia, Illinois, Nebraska, North Carolina and Texas. As a result, the Bank and/or the Company is subject to franchise and income taxes that are imposed on the corporation’s taxable income attributable to those states. In addition, due to lending activity, the Bank and/or the Company is subject to income taxes in additional jurisdictions.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Tax Credits and Related Investments

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants, to develop and operate business and real estate projects located in low-income communities or to complete certain federal historic rehabilitation projects. Through these partnerships, the Company receives allocations of federal tax credits which are used to partially offset annual federal tax liabilities and reduce income tax expense by the difference of the tax credits utilized less the amortization of the investment cost.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2020 are now closed.

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

No other state examinations are in progress at this time. As a result, tax years through December 31, 2020, with few exceptions, are now closed.

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

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in the St. Louis and Springfield, Missouri areas, may adversely affect our business. We also have originated a significant dollar amount of loans in Texas through our commercial loan production office in Dallas. A significant downturn in that state’s economy may adversely affect our business.

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas. Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue. Until the past several years, our greatest concentration of loans and deposits has traditionally been in the greater Springfield area. With a population of approximately 491,000, the greater Springfield area is the third largest metropolitan area in Missouri. At December 31, 2024, approximately $372.0 million, or 7.8%, of our loan portfolio consisted of loans to borrowers in or secured by properties in the Springfield metropolitan area.

In addition to the concentrations in the southwest Missouri area, we now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis metropolitan area. At December 31, 2024, approximately $781.4 million, or 16.4%, of our loan portfolio consisted of loans for apartments and other types of commercial real estate properties in the St. Louis metropolitan area.

Also, we have a significant amount of loans to borrowers in or secured by properties in Texas, primarily through our commercial loan production office in Dallas. At December 31, 2024, approximately $586.4 million, or 12.3%, of our loan portfolio consisted of loans primarily for various types of commercial real estate in Texas.

With the FDIC-assisted transactions that were completed in 2009-2014, we have additional concentrations of loans in the Minneapolis metropolitan area and in Western, Eastern and Central Iowa. At December 31, 2024, approximately $354.7 million, or 7.4%, and $355.3 million, or 7.4%, of our loan portfolio consisted of loans primarily for various types of commercial real estate in Minnesota and Iowa, respectively. In recent years, we have opened commercial loan production offices in Atlanta, Chicago and Denver, and in 2022 we opened commercial loan production offices in Phoenix and Charlotte, North Carolina. We expect loans originated through these offices to result in significant loan balances secured by properties located in Georgia, Illinois, Colorado, Arizona and North Carolina.

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

Inflationary pressures and rising or sustained high prices may affect our results of operations and financial condition.

Inflation rose sharply from the end of 2021 to mid-2024 to levels not seen in more than 40 years. In the second half of 2023 and into 2024, inflation measures moderated but were still higher than levels targeted by the FRB. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The economic impact of new or continuing public health issues, or similar crises, could continue to adversely affect us.

New or continuing public health issues could adversely impact the global and national economy and certain industries and geographies in which our customers reside and operate. Because of their potential ongoing and changing nature regarding severity and broad coverage, it is difficult to predict the full impact of any such crises on the Company and its customers, employees and third-party service providers. The extent of this impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to any new or continuing public health issues may have material long-term effects on the Company and its customers, which are difficult to quantify in the near-term or long-term.

We could be subject to a number of risks as the result of any such crises, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks to the extent employees work remotely; a prolonged weakness in economic conditions; and increased costs as we and our regulators, customers and third-party service providers adapt to evolving conditions.

Severe weather and other natural disasters, acts of war or terrorism or other adverse external events could harm our business.

Severe weather and other natural disasters, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. Such events could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of our facilities and our operational, financial and management information systems. There is no assurance that our business continuity and disaster recovery program can adequately mitigate these risks. Such events could also affect the stability of our deposit base, cause significant property damage, adversely affect our employees, adversely impact the values of collateral securing our loans and/or interfere with our borrowers’ abilities to repay their debt obligations to us.

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

Our commercial and other residential (multi-family) construction, commercial real estate, other residential (multi-family) and other commercial loans accounted for approximately 78.8% of our total loan portfolio as of December 31, 2024. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2024, including completed projects and those under construction, we had $1.75 billion of loans secured by apartments, $348.6 million of loans secured by retail-related projects, $288.4 million of loans secured by warehouse facilities, $270.0 million of loans secured by healthcare facilities, $269.0 million of loans secured by motels/hotels and $196.1 million of loans secured by office facilities, which are particularly sensitive to certain risks, including the following:

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

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 63% of our total loan portfolio as of December 31, 2024) have adjustable rates of interest. While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be less able to afford the higher payment amounts, which may result in a higher rate of default. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Our operations may depend upon our continued ability to access brokered deposits, Federal Home Loan Bank advances and/or Federal Reserve Bank borrowings.

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the FHLBank to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and FHLBank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. Our brokered deposits and term FHLBank advances totaled $772.1 million and $-0-, respectively, at December 31, 2024, compared with $661.5 million and $-0-, respectively, at December 31, 2023. We had overnight borrowings from the FHLBank of $333.0 million and $251.0 million at December 31, 2024 and 2023, respectively. We expect to continue to utilize FHLBank advances and overnight borrowings and brokered deposits from time to time as a supplemental funding source.

In January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s BTFP. The borrowing matured and was repaid in January 2025. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $188 million as of December 31, 2024.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. If this occurs, our short-term liquidity needs could be negatively impacted. Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity. At December 31, 2024, the Bank owned $18.5 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 9.50% during the fourth quarter of 2024. The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings, which would negatively affect our results of operations.

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

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “Item 1. Business-- Government Supervision and Regulation-Guidance on Commercial Real Estate Concentrations”). For purposes of this guidance, “commercial real estate” includes, among other types, other residential (multi-family) loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months. Our total commercial real estate loans exceeded the 300% threshold at December 31, 2024.

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

Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as “black-box” systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.

Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.

The Company is subject to significant risk if, in the future, it chooses to convert its core or other operating systems and may encounter significant adverse developments.

If the Company replaces its core operating systems, including those for loans, deposits, financials and other ancillary systems (collectively referred to as core system), such systems conversions entail significant operational risks. The core system is used to track customer relationships and accounts and report financial information for the Company. The core system is integrated with various other applications that are used to service customer requests by Bank personnel or directly by customers (such as online banking and mobile applications). Changing the core system would subject the Company to operational risks during and after the conversion, including disruptions to its technology systems, which may adversely impact our customers. The Company has plans, policies and procedures designed to prevent or limit the risks of a failure during or after the conversion of our core systems. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could damage the Company’s reputation, result in a loss of customer business, subject the Company to regulatory scrutiny, or expose it to civil litigation and possibly financial liability, any of which could have a material effect on the Company’s business, financial condition, and results of operations.

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

As of December 31, 2024, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively. Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner. These three Turner family members hold three of the Company’s ten Board positions. As of December 31, 2024, they also collectively beneficially owned approximately 2,089,498 shares of the Company’s common stock (excluding 82,402 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 17.8% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold. Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock. One of these beneficial owners is also a director of the Company.

As of December 31, 2024, one of the Company’s directors, Earl A. Steinert, beneficially owned 939,596 shares of our common stock (excluding 4,000 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 8.0% of total shares outstanding. The shares that can be voted by the Turner family members (1,172,355 shares as of December 31, 2024, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (939,596) total 2,111,951, representing approximately 18.0% of total shares outstanding. While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Cybersecurity and Risk Management

The Company’s cybersecurity risk management processes are integrated into the overall risk management process managed by the Chief Risk Officer through reporting of cyber risks to the Information Security Steering Committee (ISSC). The cybersecurity risk management processes will be transitioned under the Chief Information Officer’s division for the 2025 year. The ISSC is chaired by the Managing Director of Information Security, who has 18 years of information technology (IT) and information security experience in the financial services industry. Key metrics are monitored on an ongoing basis by the IT Risk Management and IT Security teams, with oversight by the ISSC. IT Risk Management performs regular information security-focused risk assessments, including but not limited to assessments based on the Center for Information Security Controls Self-Assessment Tool and Ransomware Self-Assessment Tool aligned to the Federal Financial Institutions Examination Council standards.

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

ITEM 2.PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2024, the Company operated 89 retail banking centers and over 200 automated teller machines (“ATMs”) in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas. Of the 90 banking centers, the Company owns 86 of its locations and four were leased for various terms. The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Missouri metropolitan area, with additional concentrations in the Sioux City, Iowa; Des Moines, Iowa; Quad Cities, Iowa; Minneapolis; St. Louis and Kansas City, Missouri metropolitan areas. The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2024, the Company also operated seven commercial loan production offices and one mortgage loan production office. The Company owns one of its loan production office locations and seven locations are leased. All buildings that are owned are owned free of encumbrances or mortgages. In the opinion of management, the Company’s facilities are adequate and suitable for the Company’s needs. The aggregate net book value of the Company’s premises and equipment was $132.5 million and $138.6 million at December 31, 2024 and 2023, respectively. See also Note 5 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

Great Southern has previously reported certain issues and contractual disputes regarding its proposed conversion to a new core banking platform to be delivered by a third-party vendor. This ultimately led to Great Southern terminating the Master Agreement with the third-party vendor and initiating litigation against them, with the third-party vendor filing a counterclaim against Great Southern.

In December 2024, an agreement in principle was reached between Great Southern and the third-party vendor whereby the Master Agreement would be terminated and the parties’ card servicing agreement would be continued and expanded. Great Southern recorded a $2.0 million accrued expense for 2024 in connection with these developments. However, at this time, no assurance can be given as to when or whether final agreements will be executed and a full settlement of the matter will be achieved.

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

Kevin L Baker. Mr. Baker, age 57, is Vice President and Chief Credit Officer of the Bank. He joined the Bank in 2005 and is responsible for the overall credit approval process, the commercial and consumer loan collection process and the loan documentation and servicing processes. Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 57, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 60, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland previously practiced as a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Mark A. Maples. Mr. Maples, age 61, is Assistant Secretary of the Company, Vice President and Chief Operations Officer of the Bank, Bank Secrecy Act Officer. He joined the Bank in 2005 and is responsible for all operations functions of the Bank. Prior to assuming his current responsibilities in 2021, Mr. Maples most recently served as the Managing Director of BSA and Loss Prevention of the Bank since 2006. Prior to joining the Bank, Mr. Maples, who has been in the banking industry since 1982, held leadership roles at other commercial financial institutions with experience in retail, data/item processing, compliance/risk management and deposit operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is listed on The NASDAQ Global Select Market under the symbol “GSBC.”

As of December 31, 2024, there were 11,723,548 total shares of common stock outstanding and approximately 2,000 stockholders of record.

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

As indicated below, the Company repurchased the following shares of its common stock during the three months ended December 31, 2024.

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program (1)
October 1, 2024 – October 31, 2024	4,100	$56.325	4,100	483,679
November 1, 2024 – November 30, 2024	5,500	56.838	5,500	478,179
December 1, 2024 – December 31, 2024	34,950	61.814	34,950	443,229
	44,550	60.694	44,550
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sets forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of income information are derived from our consolidated financial statements, which have been audited by Forvis Mazars, LLP. See Item 8. “Financial Statements and Supplementary Information.” Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2024	2023	2022	2021	2020

	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$5,981,628	$5,812,402	$5,680,702	$5,449,944	$5,526,420
Loans receivable, net	4,697,330	4,595,469	4,511,647	4,016,235	4,314,584
Allowance for credit losses on loans	64,760	64,670	63,480	60,754	55,743
Available-for-sale securities	533,373	478,207	490,592	501,032	414,933
Held-to-maturity securities	187,433	195,023	202,495	—	—
Other real estate and repossessions, net	5,993	23	233	2,087	1,877
Deposits	4,605,549	4,721,708	4,684,910	4,552,101	4,516,903
Total borrowings and other interest- bearing liabilities	679,341	423,806	366,481	238,713	339,863
Stockholders’ equity (retained earnings substantially restricted)	599,568	571,829	533,087	616,752	629,741
Common stockholders’ equity	599,568	571,829	533,087	616,752	629,741
Average loans receivable	4,716,533	4,631,856	4,386,042	4,274,176	4,399,259
Average total assets	5,886,214	5,719,196	5,519,790	5,502,356	5,323,426
Average deposits	4,681,660	4,754,310	4,607,363	4,539,740	4,330,271
Average stockholders’ equity	585,960	550,920	565,173	627,516	622,437
Number of deposit accounts	228,885	230,697	232,688	229,942	229,470
Number of full-service offices	89	90	92	93	94

	For the Year Ended December 31,
	2024	2023	2022	2021	2020

	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$297,176	$271,952	$205,751	$186,269	$204,964
Investment securities and other	27,522	24,883	21,226	12,404	12,739
	324,698	296,835	226,977	198,673	217,703
Interest expense:
Deposits	109,705	88,757	20,676	13,102	32,431
Securities sold under reverse repurchase agreements	1,407	1,205	324	37	31
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	18,222	7,500	1,066	—	644
Subordinated debentures issued to capital trust	1,798	1,736	875	448	628
Subordinated notes	4,423	4,422	4,422	7,165	6,831
	135,555	103,620	27,363	20,752	40,565
Net interest income	189,143	193,215	199,614	177,921	177,138
Provision (credit) for credit losses on loans	1,700	2,250	3,000	(6,700)	15,871
Provision (credit) for unfunded commitments	1,016	(5,329)	3,187	939	—
Net interest income after provision (credit) for credit losses and provision (credit) for unfunded commitments	186,427	196,294	193,427	183,682	161,267
Non-interest income:
Commissions	1,227	1,153	1,208	1,263	892
Overdraft and insufficient funds fees	5,140	7,617	7,872	6,686	6,481
POS and ATM fee income and service charges	13,586	14,346	15,705	15,029	12,203
Net gain on loan sales	3,779	2,354	2,584	9,463	8,089
Net realized gain (loss) on sales of available-for-sale securities	—	—	(130)	—	78
Late charges and fees on loans	512	786	1,182	1,434	1,419
Gain (loss) on derivative interest rate products	(58)	(337)	321	312	(264)
Other income	6,379	4,154	5,399	4,130	6,152
	30,565	30,073	34,141	38,317	35,050
Non-interest expense:
Salaries and employee benefits	78,599	78,521	75,300	70,290	70,810
Net occupancy and equipment expense	32,118	30,834	28,471	29,163	27,582
Postage	3,329	3,590	3,379	3,164	3,069
Insurance	4,622	4,542	3,197	3,061	2,405
Advertising	3,124	3,396	3,261	3,072	2,631
Office supplies and printing	1,008	1,057	867	848	1,016
Telephone	2,772	2,730	3,170	3,458	3,794
Legal, audit and other professional fees	5,399	7,086	6,330	6,555	2,378
Expense (income) on other real estate and repossessions	(304)	311	359	627	2,023
Acquired intangible asset amortization	433	286	768	863	1,154
Other operating expenses	10,395	8,670	8,264	6,534	6,363
	141,495	141,023	133,366	127,635	123,225

Income before income taxes	75,497	85,344	94,202	94,364	73,092
Provision for income taxes	13,690	17,544	18,254	19,737	13,779
Net income	$61,807	$67,800	$75,948	$74,627	$59,313

	At or For the Year Ended December 31,
	2024	2023	2022	2021	2020

	(Number of Shares In Thousands)
Performance Data and Ratios:

Per Common Share Data:
Basic earnings per common share	$5.28	$5.65	$6.07	$5.50	$4.22
Diluted earnings per common share	5.26	5.61	6.02	5.46	4.21
Cash dividends declared	1.60	1.60	1.56	1.40	2.36
Book value per common share	51.14	48.44	43.58	46.98	45.79

Average shares outstanding	11,695	11,992	12,517	13,558	14,043
Year-end actual shares outstanding	11,724	11,804	12,231	13,128	13,753
Average fully diluted shares outstanding	11,755	12,080	12,607	13,674	14,104

Earnings Performance Ratios:
Return on average assets(1)	1.05%	1.19%	1.38%	1.36%	1.11%
Return on average stockholders’ equity(2)	10.55	12.31	13.44	11.89	9.53
Non-interest income to average total assets	0.52	0.53	0.62	0.70	0.66
Non-interest expense to average total assets	2.40	2.47	2.42	2.32	2.31
Average interest rate spread(3)	2.76	2.97	3.59	3.22	3.23
Year-end interest rate spread	2.86	2.78	3.63	3.20	3.08
Net interest margin(4)	3.42	3.57	3.80	3.37	3.49
Efficiency ratio(5)	64.40	63.16	57.05	59.03	58.07
Net overhead ratio(6)	1.88	1.94	1.80	1.62	1.66
Common dividend pay-out ratio(7)	30.42	28.52	25.91	25.64	56.06

Asset Quality Ratios (8):
Allowance for credit losses/year-end loans	1.36%	1.39%	1.39%	1.49%	1.32%
Non-performing assets/year-end loans and foreclosed assets	0.20	0.25	0.08	0.15	0.09
Allowance for credit losses/non-performing loans	1,812.48	550.48	1,729.69	1,120.31	1,831.86
Net charge-offs/average loans	0.03	0.02	0.01	0.00	0.01
Gross non-performing assets/year end assets	0.16	0.20	0.07	0.11	0.07
Non-performing loans/year-end loans	0.07	0.25	0.08	0.13	0.07

Balance Sheet Ratios:
Loans to deposits	101.99%	97.33%	96.30%	88.23%	95.52%
Average interest-earning assets as a percentage of average interest-bearing liabilities	126.98	131.11	140.32	139.94	132.49

Capital Ratios:
Average common stockholders’ equity to average assets	10.0%	9.6%	10.2%	11.4%	11.7%
Year-end tangible common stockholders’ equity to tangible assets(9)	9.9	9.7	9.2	11.2	11.3
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	12.8	12.4	11.0	13.4	12.7
Total capital ratio	15.4	15.2	13.5	16.3	17.2
Tier 1 leverage ratio	11.2	11.0	10.6	11.3	10.9
Common equity Tier 1 ratio	12.3	11.9	10.6	12.9	12.2
Great Southern Bank:
Tier 1 capital ratio	12.6	13.1	11.9	14.1	13.7
Total capital ratio	13.9	14.3	13.1	15.4	14.9
Tier 1 leverage ratio	11.0	11.6	11.5	11.9	11.8
Common equity Tier 1 ratio	12.6	13.1	11.9	14.1	13.7
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders’ equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Prior to January 1, 2021, these ratios excluded FDIC-assisted acquired loans.
(9)	Non-GAAP Financial Measure. For additional information, including a reconciliation to GAAP, see “– Non-GAAP Financial Measures.”

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

Factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) the effects of any new or continuing public health issues on general economic and financial market conditions; (iv) fluctuations in interest rates, the effects of inflation or a potential recession, whether caused by Federal Reserve actions or otherwise; (v) the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; (vi) slower economic growth caused by changes in energy prices, supply chain disruptions or other factors; (vii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (viii) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (ix) the Company’s ability to access cost-effective funding and maintain sufficient liquidity; (x) fluctuations in real estate values and both residential and commercial real estate market conditions; (xi) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company’s business; (xiv) changes in accounting policies and practices or accounting standards; (xv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; (xvii) competition; and (xviii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described in the Company’s most recent Annual Report on Form 10-K, including, without limitation, those described under “Item 1A. Risk Factors,” subsequent Quarterly Reports on Form 10-Q and other documents filed or furnished from time to time by the Company with the SEC (which are available on our website at www.greatsouthernbank.com and the SEC’s website at www.sec.gov), could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

In addition, the Company recognizes that the determination of the valuation of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sale of the assets. While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sale of the assets could differ materially from the carrying value reflected in the financial statements, resulting in gains or losses that could materially impact earnings in future periods.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2024, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2024, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years and have been fully amortized.

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

At December 31, 2024, the amortizable intangible assets consisted of the arena naming rights of $4.7 million. The amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 to the accompanying audited financial statements for additional information.

Based on the Company’s qualitative goodwill impairment testing, management does not believe any of the Company’s goodwill or other intangible assets were impaired as of December 31, 2024. While management believes no impairment existed at December 31, 2024, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. Core PCE, which excludes food and energy prices, was 2.8% at December 31, 2024, above the Federal Reserve’s target of 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated January 2025, real GDP in 2025 is projected to be 2.2% on an annual average basis, which is unchanged from the projection in December 2024. GDP is projected to grow 1.7% in 2026 and 1.9% in 2027, before returning to trend in 2028. Consumer spending remained an important source of growth, along with exports, nonresidential investment both federal and state, and local spending.

Employment

The national unemployment rate was unchanged compared to the previous quarter end at 4.1% for both December 2024 and September 2024. The number of unemployed individuals was 6.9 million as of December 2024 with 256,000 jobs added in December 2024. In December 2024, the healthcare, retail trade, government, social assistance, and leisure and hospitality areas contributed to the 188,000 of total job gains.

As of December 2024, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.5%. The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 3.6% in December 2023 to 4.1% in December 2024. Unemployment rates for December 2024 in the states where the Company has a branch or a loan production office were: Arizona at 3.8%, Arkansas at 3.4%, Colorado at 4.4%, Georgia at 3.7%, Illinois at 5.2%, Iowa at 3.2%, Kansas at 3.6%, Minnesota at 3.3%, Missouri at 3.7%, Nebraska at 2.8%, North Carolina at 3.7%, and Texas at 4.2%. These rates are slightly higher for a majority of the states compared to September 2024.

Single Family Housing

Existing-home sales increased by 2.2% in December 2024 to a seasonally adjusted annual rate of 4.24 million, up 9.3% from the previous year. In the Midwest, existing-home sales fell 1.0% in December 2024 to an annual rate of 990,000, up 6.5% from one year earlier.

The median existing-home sales price rose 6.0% from December 2023 to $404,400 in December 2024, which is the 18th consecutive month of year-over-year price increases. The median price in the Midwest was $298,600, up 9.0% from December 2023. All regions reported median price increases when compared to the prior year.

Total housing inventory registered at the end of December 2024 was 1.15 million units, down 13.5% from November 2024 and up 16.2% from 1.0 million at the end of December 2023. Unsold inventory sat at a 3.3-month supply at the end of December 2024, up from 3.1 months at the end of December 2023.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in December 2024 were at a rate of 1.05 million; 3.3% above the revised November 2024 figure of 1.02 million.

Sales of new single‐family houses in December 2024 were at a seasonally adjusted annual rate of 698,000, according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 3.6% above the November 2024 rate of 674,000 and 6.7% above the December 2023 rate of 654,000.

The median sales price of new houses sold in December 2024 was $427,000, in line with the $428,600 reported in December 2023. The average sales price in December 2024 of $513,600 was down from $514,000 in December 2023. The seasonally‐adjusted estimate of new houses for sale at the end of December 2024 was 494,000. This represented a supply of 8.5 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.95% as of January 31, 2025 which was up from 6.63% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

The U.S. multi-family market experienced a continued strong recovery in demand through 2024, driven by stable economic growth plus a continued slowing of renter households making the jump to ownership and creating fewer units to backfill. Despite the notable growth in demand in 2024, the influx of new supply continued to saturate the market. The gap closed significantly in the second half of 2024. In the fourth quarter of 2024, the supply/demand gap only totaled 24,000 units, the smallest amount since the end of 2021. Most new supply additions are concentrated at the 4 and 5 Star price point, contributing to the weakest rent growth observed in this level of the market. Consequently, the persistent imbalance between supply and demand stabilized the vacancy rate in the fourth quarter of 2024 at 8%.

CoStar reported, nationally, absorption continued to accelerate in the fourth quarter of 2024, offering the market an opportunity to stabilize and possibly begin recovering. The year ended December 31, 2024 saw 553,000 units absorbed, which was the strongest year since 2021. Despite this demand, 677,000 new units were completed in 2024, which completes three years in a row in which supply outpaced demand. Forecasts for 2025 show demand finally outpacing deliveries, which positions the market to see the vacancy rate begin declining. The 4 & 5 Star segment exhibited the weakest performance, at 0.2%, a slight improvement from the negative or zero year-over-year rent growth experienced over the past year due to increasing vacancies.

The Midwest and Northeast regions have fared the best over the past two years in terms of rent growth. Deliveries in the Midwest for 2024 were only 22,000 units higher than in 2019. This controlled increase in projected new supply is expected to keep Midwestern markets more balanced, thereby avoiding the oversupply conditions that contributed to weaker rent growth in the Sun Belt. At the market level, projections suggest that all but 2 major markets, Austin and San Antonio, will return to positive rent growth by the end of 2025. Kansas City was one of the metropolitan areas with the most robust rent growth at the end of 2024.

The December 2024 national multi-family market vacancy rates were slightly higher than the previous quarter at 8%. Our market areas reflected the following apartment vacancy levels as of December 2024: Springfield, Missouri at 5.9%, St. Louis at 9.9%, Kansas City at 8.1%, Minneapolis at 7.6%, Dallas-Fort Worth at 11.2%, Chicago at 5.1%, Atlanta at 12.4%, Phoenix at 11.7%, Denver at 11.1% and Charlotte, North Carolina at 12.6%.

Absorption for the office industry was flat for 2024, and the vacancy rate has remained unchanged since September 2024 at 13.9%. CoStar expects the vacancy rate to rise further before plateauing in 2026. Rents are expected to flatten out in the next 12 months before beginning a recovery driven by stabilizing demand and a lack of relevant, competitive supply. Various indicators show office attendance was still trending upward, albeit slowly. But while attendance was rising, office-using job growth had nearly stalled.

The stock of office space rose by about 25 million square feet in 2024 with a similar amount forecasted in 2025. The ongoing reset in property values could lead to lower asking rates as more buildings transact at significant discounts to prior valuations. The national trend showed a shrinking pipeline, as some cities, like Austin, TX, faced near-term supply pressure with only 3% of inventory underway.

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

As of December 2024, national office vacancy rates remained stable at 13.9% compared to September 2024, while our market areas reflected the following vacancy levels: Springfield, Missouri at 4.2%, St. Louis at 9.7%, Kansas City at 11.2%, Minneapolis at 11.5%, Dallas-Fort Worth at 18%, Chicago at 16.7%, Atlanta at 16.7%, Denver at 17.2%, Phoenix at 16.7% and Charlotte, North Carolina at 14.5%.

As of December 31, 2024, the U.S. retail market was in one of its firmest fundamental positions on record thanks to steadily rising demand and limited new supply. However, there has been a sharp uptick in bankruptcies and store closures. At that date, there was just 501 million SF of space available for lease across the U.S., which was almost 125 million SF below the amount available for lease during the height of the pandemic.

As transaction volumes trended higher, the rise in cap rates was settling down. Higher exit caps have made it more challenging for developers to meet their proformas and an increasing number are choosing to hold instead of taking their assets to market. The shift in cap rates over the last two years was evident in the trend of single-tenant investment sales of net leased properties. Fewer buyers were in the market, and investment opportunities continued to expand. Unanchored and open-air shopping centers have seen cap rates above 7%, occasionally climbing into the 8% to 9% range, depending on market specifics and the quality of the asset. However, the limited new retail construction and historically low availability rates should limit any potential surge in vacancy rates in the event of a demand pullback.

During the fourth quarter of 2024, national retail vacancy rates remained steady at 4.1% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.0%, St. Louis at 4.2%, Kansas City at 3.8%, Minneapolis at 2.5%, Dallas-Fort Worth at 4.5%, Chicago at 4.6%, Atlanta at 3.8%, Phoenix at 4.9%, Denver at 3.8%, and Charlotte, North Carolina at 3.1%.

U.S. industrial market performance continued to downshift in the fourth quarter of 2024. While the national vacancy rate is not expected to rise above its 20-year average of 7.0%, forecasts for 2025 could still prove challenging for the market. Net absorption has remained positive but continued to lose steam, with early 2024 registering the lowest first quarter absorption tally since 2012. Net absorption for 2024 was 101 million SF compared to 133 million SF for 2023. This weakness tied partly to recent 12-year lows in home sales, which lowered sales of furniture, building materials, and appliances, leading to large distribution center closures by tenants including Big Lots, Ashley Furniture, and Home Depot.

The prospect of escalating tariffs at home and abroad could make retailers hesitant to expand distribution networks until the threat of additional trade barriers dissipates. Significant tariff increases would also force retailers to raise prices, decreasing the volume of goods consumers are able to purchase. During November 2024, the CFO of Walmart, the third largest user of U.S. industrial space, noted that tariffs “are inflationary for customers” and that “there probably will be cases where prices will go up for consumers.”

The U.S. industrial market is nearing the end of a record development surge. Higher interest rates have caused construction starts on new industrial projects to fall over the past two years. Quarterly net supply additions are on pace to fall below the pre-pandemic three-year average by mid-2025 and continue declining through at least 2026 when supply growth is set to hit an 11-year low. A gradual but persistent decline in speculative development completions has already begun. As of December 31, 2024, the amount of vacant space among existing Phoenix logistics properties 50,000 SF or larger has increased by 35 million SF, primarily due to speculative development since 2019 pushing the vacancy rate among these buildings over 19%, while another 11 million SF worth of unleased space remained under construction.

Nationally, year-over-year industrial rent growth decelerated over the past 12 months to 2.3%, a rate which was below the pre-pandemic five-year average. In the near term, it is expected that rent growth will slow further in both the small bay and big box logistics sectors. If net absorption can gradually increase, there is potential for rent growth to reaccelerate and return to the pre-pandemic three-year average of 5.5% by 2026, given the limited amount of new supply that will likely be on track to be completed during the year. However, big box logistics properties in markets most saturated with speculative development such as Austin, Indianapolis, Greenville/Spartanburg, Phoenix, and San Antonio are most at risk of lagging in any developing rent recovery, either due to slower asking rent increases or lingering, high levels of concessions.

For the fourth quarter of 2024, national industrial vacancy rates increased to 6.9%, from 6.8% for the third quarter of 2024. Our market areas reflected the following industrial vacancy levels for the fourth quarter of 2024: Springfield, Missouri at 1.6%, St. Louis at 4.0%, Kansas City at 5.2%, Minneapolis at 4.0%, Dallas-Fort Worth at 9.6%, Chicago at 5.5%, Atlanta at 8.1%, Phoenix at 12%, Denver at 7.9% and Charlotte, North Carolina at 9.2%.

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

The Company’s total assets increased $169.2 million, or 2.9%, from $5.81 billion at December 31, 2023, to $5.98 billion at December 31, 2024. Full details of the current year changes in total assets are provided below, under “Comparison of Financial Condition at December 31, 2024 and December 31, 2023.”

Loans. In the year ended December 31, 2024, the Company’s net loans increased $100.8 million, or 2.2%, from $4.59 billion at December 31, 2023, to $4.69 billion at December 31, 2024. This increase was primarily in other residential (multi-family) loans ($607.2 million increase), which was partially offset by decreases in construction loans ($358.7 million decrease), commercial business loans ($109.1 million decrease), and one- to four- family residential loans ($57.2 million decrease). The pipeline of loan commitments remained strong at the end of 2024 and increased slightly compared to the end of 2023. The pipeline of the unfunded portion of construction loans remained strong at the end of 2024 and decreased slightly compared to the end of 2023. As construction projects were completed, the related loans were either paid off or moved from the construction category to the appropriate permanent loan categories. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in some loan types, primarily other residential (multi-family) loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

Of the total loan portfolio at December 31, 2024 and 2023, 92.1% and 89.5%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts. At December 31, 2024 and 2023, commercial real estate and commercial construction loans (excluding multi-family loans) were 36.1% and 36.8% of the Bank’s total loan portfolio, respectively. Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally. At both December 31, 2024 and 2023, loans made in the Springfield, Missouri metropolitan statistical area (Springfield MSA) comprised 8% of the Bank’s total loan portfolio. The Company’s headquarters are located in Springfield and we have operated in this market since 1923. Loans made in the St. Louis metropolitan statistical area (St. Louis MSA) comprised 17% of the Bank’s total loan portfolio at both December 31, 2024 and 2023. The Company’s expansion into the St. Louis MSA, beginning in May 2009, has provided an opportunity to not only diversify from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition. Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and other residential (multi-family) loans, which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans. For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has been as much as 40% in recent years and was 37% as of December 31, 2024. The majority of the increase in fixed rate loans over the past few years was in commercial real estate, which typically has short durations within our portfolio. Of the total amount of fixed rate loans in our portfolio as of December 31, 2024, approximately 90% mature within the next five years and therefore are not considered to create significant long-term interest rate risk for the Company. Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy. As of December 31, 2024, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is modestly positive in an increasing rate environment. For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At December 31, 2024 and 2023, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At December 31, 2024 and 2023, an estimated 0.4%, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. Available-for-sale securities increased $55.2 million, or 11.5%, from $478.2 million at December 31, 2023, to $533.4 million at December 31, 2024. The Company purchased some agency mortgage-backed securities in 2024 with expected yields significantly in excess of the overall portfolio yield. For further information on investment securities, see Note 2 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. Held-to-maturity securities decreased $7.6 million, or 3.9%, from $195.0 million at December 31, 2023, to $187.4 million at December 31, 2024. For further information on investment securities, see Note 2 to the accompanying financial statements contained in this Report.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2024, total deposit balances decreased $116.2 million, or 2.5%. Compared to December 31, 2023, transaction account balances decreased $54.3 million and retail certificates of deposit decreased $172.4 million. The decrease in transaction accounts was primarily a result of a decrease in non-interest-bearing accounts and various NOW accounts, as small businesses and individuals appear to be drawing down their balances to pay for goods and services, or are seeking a higher-yielding alternative. Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network and time deposits initiated through internet channels, which experienced a planned decrease as part of the Company’s balance sheet management between funding sources. Brokered deposits, including IntraFi program purchased funds, were $772.1 million at December 31, 2024, an increase of $110.6 million from $661.5 million at December 31, 2023. The Company uses brokered deposits of select maturities and interest rate characteristics from time to time to supplement its various funding channels and to manage interest rate risk.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $6.4 million, or 9.0%, from $70.8 million at December 31, 2023 to $64.4 million at December 31, 2024. These balances fluctuate over time based on customer demand for this product.

Short-Term Borrowings and Other Interest-bearing Liabilities. The Company’s FHLBank term advances were $-0- at both December 31, 2024 and December 31, 2023. At December 31, 2024 and 2023, overnight borrowings from the FHLBank were $333.0 million and $251.0 million, respectively, which are included in short-term borrowings.

Short-term borrowings and other interest-bearing liabilities increased $261.6 million from $252.6 million at December 31, 2023 to $514.2 million at December 31, 2024. The Company may utilize overnight borrowings and short-term FHLBank advances, depending on relative interest rates. In addition, in 2024, the Company utilized BTFP borrowings from FRBSTL.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023 the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. Financial markets now expect the possibility of further decreases in Federal Funds interest rates in 2025 to be likely, but possibly cuts of only 0.50% at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.57 billion at December 31, 2024) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after December 31, 2024. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($748.0 million at December 31, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($8.6 million at December 31, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans had interest rate floors at various rates. At December 31, 2024, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

A rate cut by the FRB generally would be expected to have an immediate negative impact on the Company’s interest income on loans due to the large total balance of loans tied to the SOFR indexes or the “prime rate” index that will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment for deposits, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based, AMERIBOR-based and prime-based loans.

As of December 31, 2024, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. Deposit and other funding costs moderated a bit in late 2024 as the FRB cut the federal funds rate, but competition for deposits remains significant. For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-interest Income and Non - interest (Operating) Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2024 and 2023.”

Business Initiatives

Great Southern has previously reported certain issues and contractual disputes regarding its proposed conversion to a new core banking platform to be delivered by a third-party vendor. This ultimately led to Great Southern terminating the Master Agreement with the third-party vendor and initiating litigation against them, with the third-party vendor filing a counterclaim against Great Southern. In December 2024, an agreement in principle was reached between Great Southern and the third-party vendor whereby the Master Agreement would be terminated and the parties’ card servicing agreement would be continued and expanded. Great Southern recorded a $2.0 million accrued expense in 2024 in connection with these developments. However, at this time, no assurance can be given as to when or whether final agreements will be executed and a full settlement of the matter will be achieved.

The Company’s banking centers and loan production offices are consistently reviewed to measure performance and ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and loan production offices and invest resources where customer demand leads, and from time to time, consolidate offices or even exit markets when conditions dictate.

The following changes were initiated in 2024 and early 2025:

●	In January 2024, in Springfield, Missouri, a retail banking center at 600 W. Republic Road was consolidated into another banking center at 2945 W. Republic Road, a short distance away.
●	In February 2024, the Company closed its loan production office in Tulsa, Oklahoma after an analysis of lending priorities and operational efficiencies. Loan clients served through this office were reassigned to other relationship managers.
●	In 2025, the Company plans to replace one banking center in Springfield, Mo. with a newly constructed building on the same property at 723 N. Benton. The new facility, designed as a next-generation banking center, will allow for flexibility of new designs, processes, technology and tools balanced with customer convenience. Construction on the new building is expected to begin in the first quarter of 2025, with completion anticipated in the fourth quarter of 2025. During construction, customers will be served in a temporary facility on the property. The Company also has 11 other banking centers and an Express Center in Springfield.

Two long-term executive team members retired from the Company in 2024. Both announced their retirements at least a year in advance to ensure an orderly leadership transition.

●	Chief Retail Banking Officer Kris Conley retired in December 2024 after a notable career at Great Southern Bank. He joined the Company in 1998 and led the retail banking division since 2010. His successor, Laura Smith, joined Great Southern in 2003 and previously managed the Company’s investment services division.
●	Chief Communications & Marketing Officer Kelly Polonus retired in December 2024, concluding a distinguished 41-year career in banking, including the last 22 years at Great Southern Bank. Succeeding Polonus is Stacy Fender, who joined Great Southern in June 2024 after serving 18 years in communications and marketing roles at a regional healthcare system.

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

During the year ended December 31, 2024, total assets increased by $169.2 million, or 2.9%, to $5.98 billion. The increase was primarily attributable to increases in loans receivable and investment securities.

Cash and cash equivalents were $195.8 million at December 31, 2024, a decrease of $15.5 million, or 7.4%, from $211.3 million at December 31, 2023. This decrease was primarily due to a $20.7 million decrease in interest-bearing deposits in the FRBSTL. In 2024, these excess funds were used to purchase new investment securities and originate loans.

The Company’s available-for-sale securities increased $55.2 million, or 11.5%, compared to December 31, 2023. The increase was primarily due to the purchase of agency fixed-rate multi-family mortgage-backed securities and agency collateralized mortgage obligation securities, partially offset by normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The available-for-sale securities portfolio was 8.9% and 8.2% of total assets at December 31, 2024 and 2023, respectively.

The Company’s held-to-maturity securities decreased $7.6 million, or 3.9%, compared to December 31, 2023. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.1% and 3.4% of total assets at December 31, 2024 and 2023, respectively.

Net loans increased $100.8 million, or 2.2%, from December 31, 2023, to $4.69 billion at December 31, 2024. This increase was primarily in other residential (multi-family) loans of $607.2 million, partially offset by decreases in construction loans of $358.7 million, commercial business loans of $109.1 million and one- to four-family residential loans of $57.2 million. The pipeline of loan commitments and the unfunded portion of construction loans remained strong at December 31, 2024. As construction projects were completed, the related loans were either paid off or moved from the construction category to the appropriate permanent loan categories.

Total liabilities increased $141.5 million from $5.24 billion at December 31, 2023 to $5.38 billion at December 31, 2024. The increase was primarily due to increases in short-term borrowings from FHLBank, borrowings under the FRBSTL BTFP program and increases in brokered deposits, partially offset by a decrease in retail time deposits.

Total deposits decreased $116.2 million, or 2.5%, from $4.72 billion at December 31, 2023 to $4.61 billion at December 31, 2024. Transaction account balances decreased $54.3 million, from $3.11 billion at December 31, 2023 to $3.06 billion at December 31, 2024. Retail certificates of deposit decreased $172.4 million compared to December 31, 2023, to $775.8 million at December 31, 2024. Decreases in transaction account balances were primarily in certain NOW account types and non-interest-bearing checking accounts. Total interest-bearing checking decreased $1.7 million and non-interest-bearing demand deposit accounts decreased $52.6 million. Customer retail time deposits initiated through our banking center network decreased $158.1 million and time deposits initiated through our national internet network decreased $10.6 million. Customer deposits at December 31, 2024 and December 31, 2023, totaling $5.0 million and $8.8 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits increased $110.6 million to $772.1 million at December 31, 2024, compared to $661.5 million at December 31, 2023. Brokered deposits were utilized to fund growth in outstanding loans and investment securities and to offset reductions in balances in other deposit categories. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at December 31, 2024, $300.0 million were floating rate deposits which adjust daily based on the effective federal funds rate index.

The Company’s term Federal Home Loan Bank advances were $-0- at both December 31, 2024 and 2023. At December 31, 2024 and 2023, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company maintains the flexibility to utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities increased $261.6 million, or 103.6%, from $252.6 million at December 31, 2023 to $514.2 million at December 31, 2024. The short-term borrowings included overnight FHLBank borrowings of $333.0 million at December 31, 2024, compared to $251.0 million at December 31, 2023. In January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The borrowing, which matured in January 2025 and had a fixed interest rate of 4.83%, was repaid in full in January 2025. The line was secured primarily by the Bank’s held-to-maturity investment securities. These short-term borrowings were primarily used to purchase new investment securities and originate loans.

Securities sold under reverse repurchase agreements with customers decreased $6.4 million, or 9.0%, from $70.8 million at December 31, 2023 to $64.4 million at December 31, 2024. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $27.8 million, or 4.9%, from $571.8 million at December 31, 2023 to $599.6 million at December 31, 2024. The Company recorded net income of $61.8 million for the year ended December 31, 2024. In addition, total stockholders’ equity increased $11.9 million due to the issuance of the Company’s common stock upon stock option exercises. Accumulated other comprehensive income decreased $11.9 million due to decreases in the fair value of investment securities and the fair value of cash flow hedges, as a result of increasing intermediate-term market interest rates which generally decreased the fair value of the investment securities and interest rate swaps. Total stockholders’ equity decreased $15.2 million due to repurchases of the Company’s common stock. Dividends declared on common stock, which also decreased total stockholders’ equity, were $18.7 million.

Results of Operations and Comparison for the Years Ended December 31, 2024 and 2023

General

Net income decreased $6.0 million, or 8.8%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. Net income was $61.8 million for the year ended December 31, 2024 compared to $67.8 million for the year ended December 31, 2023. This decrease was primarily due to a decrease in net interest income of $4.1 million, or 2.1%, and an increase in provision for credit losses on loans and unfunded commitments of $5.8 million, partially offset by a decrease in provision for income taxes of $3.9 million, or 22.0%.

Total Interest Income

Total interest income increased $27.9 million, or 9.4%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to a $25.2 million increase in interest income on loans and a $2.6 million increase in interest income on investment securities and other interest-earning assets. Interest income on loans increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to higher average rates of interest on loans and also due to higher average loan balances. Interest income from investment securities and other interest-earning assets increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, due to higher average balances and average rates of interest on investment securities.

Interest Income – Loans

During the year ended December 31, 2024 compared to the year ended December 31, 2023, interest income on loans increased $20.2 million as the result of higher average interest rates on loans. The average yield on loans increased from 5.87% during the year ended December 31, 2023 to 6.30% during the year ended December 31, 2024. This increase was primarily due to the repricing of floating rate loans in 2024 as market interest rates increased and the origination of new fixed-rate loans at higher market interest rates. In addition, interest income on loans increased $5.0 million as a result of higher average loan balances, which increased from $4.63 billion during the year ended December 31, 2023, to $4.72 billion during the year ended December 31, 2024. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans and a reduced level of loan repayments in 2024.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. As previously disclosed by the Company, in March 2020, the Company and its swap counterparty mutually agreed to terminate this swap, effective immediately. The Company was paid $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued to date interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income (AOCI) and is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has had the effect of reducing AOCI and increasing Net Interest Income and Retained Earnings over the periods. The Company recorded interest income related to the interest rate swap of $8.1 million in each of the years ended December 31, 2024 and December 31, 2023. After October 6, 2025, the Company will no longer have the benefit of that income from the terminated swap. In 2025, the Company anticipates recording approximately $2.0 million in interest income from the terminated swap in each of the first three quarterly periods, after which no further interest income will be realized. At December 31, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in 2025. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once the USD-LIBOR rate ceased to be available). The floating rate was reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-LIBOR/SOFR, the Company received net interest settlements, which were recorded as loan interest income. If one-month USD-LIBOR/SOFR exceeded the fixed rate of interest, the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the year ended December 31, 2024, compared to a reduction of loan interest income related to this swap transaction of $10.4 million in the year ended December 31, 2023. As this interest rate swap reached its contractual termination date of March 1, 2024, there was no further interest income impact related to this swap after that date.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $10.4 million and $7.2 million in the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.52766%.

If market interest rates remain near their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $2.6 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. Interest income increased $1.5 million due to an increase in average interest rates from 2.91% during the year ended December 31, 2023 to 3.13% during the year ended December 31, 2024. At December 31, 2024, the investment portfolio did not include a material amount of adjustable rate securities. Interest income increased $1.0 million as a result of an increase in average balances from $685.5 million during the year ended December 31, 2023, to $719.6 million during the year ended December 31, 2024. Average balances and average rates of interest of securities increased primarily due to purchases in 2024 of agency multi-family mortgage-backed securities that have a fixed rate of interest with expected lives of four to ten years, which fits with the Company’s current asset/liability management strategies, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

Interest income on other interest-earning assets increased $80,000 in the year ended December 31, 2024 compared to the year ended December 31, 2023. Interest income increased $52,000 as a result of higher average interest rates from 5.04% during the year ended December 31, 2023, to 5.09% during the year ended December 31, 2024. Interest income increased $28,000 as a result of an increase in average balances from $98.0 million during the year ended December 31, 2023, to $98.6 million during the year ended December 31, 2024.

Total Interest Expense

Total interest expense increased $31.9 million, or 30.8%, during the year ended December 31, 2024, when compared with the year ended December 31, 2023, due to an increase in interest expense on deposits of $20.9 million, or 23.6%, an increase in interest expense on short-term borrowings of $10.7 million, or 143.0%, an increase in interest expense on securities sold under reverse repurchase agreements of $202,000, or 16.8%, and an increase in interest expense on subordinated debentures issued to capital trusts of $62,000, or 3.6%.

Interest Expense – Deposits

Interest expense on demand deposits increased $9.2 million due to an increase in average rates from 1.30% during the year ended December 31, 2023, to 1.71% during the year ended December 31, 2024. Interest rates paid on demand deposits were higher in 2024 due to significant increases in overall market rates in 2023. Market interest rates peaked in early 2024 and generally declined in the latter part of 2024, but not to the same degree as the increases that occurred in 2023. Interest on demand deposits increased $346,000 due to an increase in average balances from $2.20 billion in the year ended December 31, 2023, to $2.23 billion in the year ended December 31, 2024. The Company experienced decreased balances in certain types of NOW accounts, mostly offset by increases in money market accounts, which generally have higher rates of interest than NOW accounts.

Interest expense on time deposits increased $7.5 million as a result of an increase in average rates of interest from 2.97% during the year ended December 31, 2023, to 3.93% during the year ended December 31, 2024. Partially offsetting this increase, interest expense on time deposits decreased $2.9 million due to a decrease in the average balance of time deposits from $991.2 million during the year ended December 31, 2023, to $866.5 million during the year ended December 31, 2024. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly, which is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to increases in market interest rates throughout 2023 and targeted rate promotions during 2023 and 2024. Average time deposit interest rates continued to increase into mid-year 2024 and trended somewhat lower in the latter portion of 2024.

Interest expense on brokered deposits increased $6.0 million, due to an increase in average balances from $611.8 million during the year ended December 31, 2023 to $729.3 million during the year ended December 31, 2024. Interest expense on brokered deposits also increased $788,000 due to average rates of interest that increased from 5.02% in the year ended December 31, 2023 to 5.15% in the year ended December 31, 2024. Brokered deposits added during 2024 were at higher market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities, primarily brokered deposits. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month SOFR. In February 2023, the Company entered into five new interest rate swap transactions totaling $95.0 million. The Company elected to terminate these swaps in 2024, prior to their contractual termination date in February 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. The Company did not utilize these types of interest rate swaps on brokered deposits in 2024 or 2022.

As of December 31, 2024, time deposit maturities (including brokered deposits) over the next 12 months were as follows: within three months -- $724.3 million with a weighted-average rate of 4.19%; within three to six months -- $306.1 million with a weighted-average rate of 3.86%; and within six to twelve months -- $155.6 million with a weighted-average rate of 3.34%. Based on time deposit market rates in February 2025, replacement rates for these maturing time deposits are likely to be approximately 3.50-4.00%.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2024 and 2023. FHLBank overnight borrowings were utilized in 2024 and 2023, and are included in short-term borrowings.

Interest expense on reverse repurchase agreements increased $288,000 due to an increase in average rates during the year ended December 31, 2024 when compared to the year ended December 31, 2023. The average rate of interest was 1.86% for the year ended December 31, 2024, compared to 1.47% during the year ended December 31, 2023. The average balance of repurchase agreements decreased $6.6 million from $82.2 million in the year ended December 31, 2023 to $75.6 million in the year ended December 31, 2024, which was due to changes in customers’ desire for this product, which can fluctuate.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $10.9 million due to an increase in average balances from $142.9 million during the year ended December 31, 2023, to $358.3 million during the year ended December 31, 2024, which was primarily due to changes in the Company’s funding needs for loans and investments and the mix of funding, which can fluctuate. Most of this increase was due to the increased utilization of overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL. Partially offsetting this increase, interest expense on short-term borrowings, overnight FHLBank borrowings from the FHLBank and BTFP borrowings from FRBSTL and other interest-bearing liabilities decreased $226,000 due to average rates that decreased from 5.25% in the year ended December 31, 2023, to 5.09% in the year ended December 31, 2024. The decrease in the average rate of interest was primarily due to 2024 including the BTFP borrowing, which had a lower rate of interest at 4.83% than the FHLB overnight borrowings.

During the year ended December 31, 2024, compared to the year ended December 31, 2023, interest expense on subordinated debentures issued to capital trusts increased $62,000 due to higher average interest rates. The average interest rate was 6.74% in 2023, compared to 6.98% in 2024. The subordinated debentures are variable-rate debentures. There was no change in the average balance of the subordinated debentures between 2023 and 2024.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. There was no material change in interest expense on subordinated notes between 2023 and 2024.

Net Interest Income

Net interest income for the year ended December 31, 2024 decreased $4.1 million, or 2.1%, to $189.1 million, compared to $193.2 million for the year ended December 31, 2023. Net interest margin was 3.42% for the year ended December 31, 2024, compared to 3.57% for the year ended December 31, 2023, a decrease of 15 basis points. The Company experienced increases in interest income on both loans and investment securities and increases in interest expense on deposits, short-term borrowings, subordinated debentures issued to capital trust and repurchase agreements.

The Company’s overall interest rate spread decreased 21 basis points, or 7.3%, from 2.97% during the year ended December 31, 2023, to 2.76% during the year ended December 31, 2024. The decrease was due to a 60 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 39 basis point increase in the weighted average yield on interest-earning assets. In comparing the two years, the yield on loans increased 43 basis points, the yield on investment securities increased 22 basis points and the yield on other interest-earning assets increased five basis points. The rate paid on deposits increased 54 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 16 basis points, the rate paid on subordinated debentures issued to capital trusts increased 24 basis points and the rate paid on reverse repurchase agreements increased 39 basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics.

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

During the year ended December 31, 2024, the Company recorded a provision expense of $1.7 million on its portfolio of outstanding loans, compared to a provision expense of $2.3 million for the year ended December 31, 2023. The Company experienced net charge offs of $1.6 million for the year ended December 31, 2024 compared to net charge offs of $1.1 million for the year ended December 31, 2023.

The Company recorded a provision for losses on unfunded commitments of $1.0 million for the year ended December 31, 2024, compared to a negative provision of $5.3 million for the year ended December 31, 2023. The level of provisions for unfunded commitments is primarily related to the increases and decreases in the balance of unfunded commitments.

The Bank’s allowance for credit losses as a percentage of total loans was 1.36% and 1.39% at December 31, 2024 and 2023, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2024, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional credit loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Non-performing assets at December 31, 2024, were $9.6 million, a decrease of $2.2 million from $11.8 million at December 31, 2023. Non-performing assets as a percentage of total assets were 0.16% at December 31, 2024, compared to 0.20% at December 31, 2023.

Compared to December 31, 2023, non-performing loans decreased $8.1 million to $3.6 million at December 31, 2024, and foreclosed assets increased $6.0 million, to $6.0 million at December 31, 2024. The majority of the decrease in non-performing loans was in the non-performing commercial real estate loans category, which decreased $10.5 million from December 31, 2023, primarily due to one loan relationship, totaling $6.0 million, being transferred from non-performing loans to foreclosed assets held for sale in 2024. Additionally, non-performing commercial real estate loans also decreased in 2024 due to payments on such loans of $3.7 million. One other residential (multi-family) loan relationship, totaling $9.3 million, was added to non-performing loans, then transferred from non-performing loans to foreclosed assets held for sale and sold for a gain, all during 2024.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2024, was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	384	553	—	—	(133)	(101)	(239)	464
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	722	2,770	(673)	—	—	—	(188)	2,631
Other residential (multi-family)	—	9,572	—	—	(9,279)	—	(293)	—
Commercial real estate	10,552	859	—	—	(6,189)	(1,433)	(3,712)	77
Commercial business	31	384	—	—	—	(31)	—	384
Consumer	59	130	—	—	—	(103)	(69)	17
Total non-performing loans	$11,748	$14,268	$(673)	$—	$(15,601)	$(1,668)	$(4,501)	$3,573

At December 31, 2024, the non-performing one-to four-family residential category included seven loans, six of which were added during 2024. The largest relationship in this category, totaling $2.1 million and which was added during 2024, is collateralized by three rental duplexes, a one-to four-family residential property and a condominium unit. The non-performing land development category consisted of one loan, added in 2024, which totaled $464,000 and is collateralized by improved commercial land in the Omaha, Nebraska area. The non-performing commercial business category consisted of two loans, both of which were added during 2024. The non-performing commercial real estate category consisted of two loans, one of which was added during 2024. During 2024, a single commercial real estate loan totaling $6.0 million which had been collateralized by an office building in Clayton, Missouri was transferred from the non-performing commercial real estate category to foreclosed assets. Prior to the transfer in 2024, the Company collected payments of $1.1 million and charged down the loan balance by $1.2 million. Another relationship in the commercial real estate category totaling $2.4 million at December 31, 2023, was collected in full during 2024. During 2024, one loan of $9.6 million (discussed above), collateralized by a student housing project in Texas, was added to the other residential (multi-family) category. The Company collected payments of $293,000 and subsequently transferred this non-performing loan to foreclosed assets, after which the collateral was sold for a $300,000 gain.

Other Real Estate Owned and Repossessions. All of the total $6.0 million of other real estate owned and repossessions at December 31, 2024 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the year ended December 31, 2024, was as follows:

	Beginning					Ending
	Balance,			Capitalized		Balance,
	January 1	Additions	Sales	Costs	Write-Downs	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	133	(133)	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	—	—	—	—	—
Other residential (multi-family)	—	9,279	(9,279)	—	—	—
Commercial real estate	—	6,189	(229)	—	—	5,960
Commercial business	—	—	—	—	—	—
Consumer	23	151	(141)	—	—	33
Total foreclosed assets and repossessions	$23	$15,752	$(9,782)	$—	$—	$5,993

At December 31, 2024, the commercial real estate category of foreclosed assets consisted of one office building located in Clayton, Missouri that previously collateralized a $6.0 million loan that was transferred from non-performing loans during 2024 as described above in the discussion of non-performing loans. The other residential (multi-family) category of foreclosed assets previously included one property consisting of a student housing project in Texas, which was added and sold during 2024 as described previously in the discussion of non-performing loans. Upon the sale of this asset, the Company realized a gain of $300,000. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Potential Problem Loans. Potential problem loans decreased $312,000 during the year ended December 31, 2024, from $7.4 million at December 31, 2023 to $7.1 million at December 31, 2024. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the year ended December 31, 2024, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers	Foreclosed			Ending
	Balance,	to Potential	Potential	to Non-	Assets and			Balance,
	January 1	Problem	Problem	Performing	Repossessions	Charge-Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	158	1,234	(83)	(33)	—	—	(74)	1,202
Other residential (multi-family)	7,162	—	—	—	—	—	(7,162)	—
Commercial real estate	—	4,358	—	—	—	—	(27)	4,331
Commercial business	—	213	—	—	—	—	(213)	—
Consumer	54	1,705	(121)	—	(4)	(67)	(38)	1,529
Total potential problem loans	$7,374	$7,510	$(204)	$(33)	$(4)	$(67)	$(7,514)	$7,062

At December 31, 2024, the commercial real estate category of potential problem loans included three loans totaling $4.3 million, all of which are part of one relationship and were added in 2024. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The borrower’s business cash flow was negatively impacted by a reduction in labor participation and increased operating costs as well as ongoing changes to the Missouri Medicaid reimbursement rate. Monthly payments were timely made prior to the transfer to this category and have continued to be paid timely. At December 31, 2024, the one- to four-family residential category of potential problem loans included 11 loans, 10 of which were added during 2024. The largest relationship in this category totaled $234,000, or 19.5% of the total category. The consumer category includes one home equity loan totaling $748,000 related to the nursing care facility relationship noted above. Another home equity loan totaling $642,000 is associated with the largest one- to four-family residential relationship described above in the non-performing loans discussion. The decrease in the other residential (multi-family) category of potential problem loans included the payment in full during 2024 of one $7.2 million loan relationship that was collateralized by an apartment and retail project in Oklahoma. This was the only loan relationship in the category.

Loans Categorized as “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $7.6 million, from $8.3 million at December 31, 2023 to $15.9 million at December 31, 2024, due to the addition of ten loans totaling $11.3 million, partially offset by payoffs of $1.6 million and loans totaling $1.4 million being downgraded during 2024. While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets does not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the year ended December 31, 2024, loans classified as “Special Mention” decreased $25.2 million, from $26.7 million at December 31, 2023 to $1.5 million at December 31, 2024. The $1.5 million balance consisted of two relationships which were added in 2024. Two loan relationships totaling $7.2 million were upgraded to “Watch” and two loan relationships totaling $14.3 million were downgraded to “Substandard.” In addition, there were payments collected on loans categorized as “Watch” totaling $5.1 million in 2024. See Note 3 for further discussion of the Company’s loan grading system.

Non-Interest Income

Non-interest income for the year ended December 31, 2024 was $30.6 million compared to $30.1 million for the year ended December 31, 2023. The increase of $492,000, or 1.6%, was primarily as a result of the following items:

Other income: Other income increased $2.2 million compared to the prior year. In 2024, the Company recorded $2.7 million of other income, net of expenses and write-offs, related to the termination of the Master Agreement between the Company and a third-party software vendor for the conversion of the Company’s core banking platform. This amount represented the elimination of certain deferred credits and other liabilities, along with the write-off of certain capitalized hardware, software and other assets, that previously had been recorded as part of the preparation to convert to the intended new core-banking platform. For additional information, see Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Initiatives.”

Net gains on loan sales: Net gains on loan sales increased $1.4 million compared to the prior year. The increase was partially due to an increase in balance of fixed-rate single-family mortgage loans sold during 2024 compared to 2023. The Company also realized higher premiums on the sale of loans in 2024, as market interest rates were more stable when compared to the prior year.

Overdraft and insufficient funds fees: Overdraft and insufficient funds fees decreased $2.5 million compared to the prior year. This decrease was primarily due to the continuation of a multi-year trend whereby our customers are choosing to forego authorizing payments of certain items which exceed their account balances, resulting in fewer overdrafts in checking accounts and related fees.

Point-of-sale and ATM fees: Point-of-sale and ATM fees decreased $760,000 compared to the prior year. This decrease was primarily due to a portion of these transactions now being routed through channels with lower fees to the Company, which is expected to continue in future periods, and certain increases in related processing costs during the transition to a new debit card processor.

Non-Interest Expense

Total non-interest expense increased $472,000, or 0.3%, from $141.0 million in the year ended December 31, 2023, to $141.5 million in the year ended December 31, 2024. The Company’s efficiency ratio for the year ended December 31, 2024 was 64.40%, compared to 63.16% for 2023. The Company’s ratio of non-interest expense to average assets was 2.40% for the year ended December 31, 2024 compared to 2.47% for the year ended December 31, 2023. Average assets for the year ended December 31, 2024, increased $167.0 million, or 2.9%, from the year ended December 31, 2023, primarily due to increases in average net loans receivable.

The following were significant items related to the increase in non-interest expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

Other operating expenses: Other operating expenses increased $1.7 million from the prior year. In 2024, the Company expensed $2.0 million due to developments related to a litigation/contract dispute matter. For additional information, see Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Initiatives.”

Net occupancy and equipment expense: Net occupancy expenses increased $1.3 million from the prior year. Various components of computer license and support expenses collectively increased by $1.4 million in 2024 compared to 2023.

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $1.7 million from the prior year, to $5.4 million. In 2023, the Company expensed a total of $4.1 million related to training and implementation costs for the intended core systems conversion and professional fees to consultants engaged to support the Company’s proposed transition of core and ancillary software and information technology systems, compared to $2.0 million expensed in 2024.

Expense on other real estate owned: Expense on other real estate owned decreased $615,000 when compared to 2023, to income of $304,000 in 2024. In 2024, the Company recorded a gain on foreclosed asset sales of $495,000 compared to a $39,000 loss in 2023.

Provision for Income Taxes

For the years ended December 31, 2024 and 2023, the Company’s effective tax rate was 18.1% and 20.6%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.0% to 20.0% in future periods, primarily due to additional investment tax credits being utilized beginning in 2024.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were $4.6 million, $5.7 million and $6.3 million for 2024, 2023 and 2022, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31,	Year Ended			Year Ended			Year Ended
	2024	December 31, 2024			December 31, 2023			December 31, 2022
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.15%	$866,735	$34,841	4.02%	$905,102	$33,693	3.72%	$811,896	$27,853	3.43%
Other residential	6.91	1,213,729	88,364	7.28	822,955	56,274	6.84	837,582	43,174	5.15
Commercial real estate	6.08	1,514,012	94,094	6.21	1,493,130	87,670	5.87	1,551,541	73,164	4.72
Construction	6.94	694,724	52,841	7.61	908,558	65,999	7.26	679,524	37,370	5.50
Commercial business	5.76	244,419	15,800	6.46	308,049	18,310	5.94	292,825	14,615	4.99
Other loans	6.06	171,193	10,392	6.07	181,649	9,125	5.02	199,336	8,864	4.45
Industrial revenue bonds (1)	5.95	11,721	844	7.20	12,413	881	7.10	13,338	711	5.33

Total loans receivable	6.08	4,716,533	297,176	6.30	4,631,856	271,952	5.87	4,386,042	205,751	4.69

Investment securities (1)	3.07	719,553	22,501	3.13	685,496	19,942	2.91	675,571	19,170	2.84
Interest-earning deposits in other banks	4.36	98,594	5,021	5.09	98,049	4,941	5.04	195,817	2,056	1.05

Total interest-earning assets	5.68	5,534,680	324,698	5.87	5,415,401	296,835	5.48	5,257,430	226,977	4.32
Non-interest-earning assets:
Cash and cash equivalents		96,687			90,881			96,353
Other non-earning assets		254,847			212,914			166,007
Total assets		$5,886,214			$5,719,196			$5,519,790

Interest-bearing liabilities:
Interest-bearing demand and savings	1.39	$2,228,614	38,140	1.71	$2,202,242	28,579	1.30	$2,322,915	5,968	0.26
Time deposits	3.62	866,456	34,031	3.93	991,202	29,459	2.97	890,507	8,546	0.96
Brokered deposits	4.61	729,268	37,534	5.15	611,821	30,719	5.02	252,281	6,162	2.44
Total deposits	2.51	3,824,338	109,705	2.87	3,805,265	88,757	2.33	3,465,703	20,676	0.60
Securities sold under reverse repurchase agreements	1.38	75,575	1,407	1.86	82,218	1,205	1.47	132,595	324	0.24
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.69	358,262	18,222	5.09	142,866	7,500	5.25	48,530	1,066	2.20
Subordinated debentures issued to capital trust	6.43	25,774	1,798	6.98	25,774	1,736	6.74	25,774	875	3.40
Subordinated notes	5.90	74,734	4,423	5.92	74,430	4,422	5.94	74,131	4,422	5.97

Total interest-bearing liabilities	2.82	4,358,683	135,555	3.11	4,130,553	103,620	2.51	3,746,733	27,363	0.73
Non-interest-bearing liabilities:
Demand deposits		857,322			949,045			1,141,660
Other liabilities		84,249			88,678			66,224
Total liabilities		5,300,254			5,168,276			4,954,617
Stockholders’ equity		585,960			550,920			565,173
Total liabilities and stockholders’ equity		$5,886,214			$5,719,196			$5,519,790

Net interest income:
Interest rate spread	2.86%		$189,143	2.76%		$193,215	2.97%		$199,614	3.59%
Net interest margin*				3.42%			3.57%			3.80%
Average interest-earning assets to average interest- bearing liabilities		127.0%			131.1%			140.3%

*Defined as the Company’s net interest income divided by total interest-earning assets.

(1)

Of the total average balance of investment securities, average tax-exempt investment securities were $56.9 million, $56.0 million and $54.0 million for 2024, 2023 and 2022, respectively. In addition, average tax-exempt industrial revenue bonds were $10.6 million, $13.9 million and $16.4 million in 2024, 2023 and 2022, respectively. Interest income on tax-exempt assets included in this table was $2.2 million, $2.4 million and $2.2 million for 2024, 2023 and 2022, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.8 million, $2.1 million and $2.1 million for 2024, 2023 and 2022, respectively.

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

	Year Ended			Year Ended
	December 31, 2024 vs.			December 31, 2023 vs.
	December 31, 2023			December 31, 2022
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	$20,180	$5,044	$25,224	$54,141	$12,060	$66,201
Investment securities	1,539	1,020	2,559	488	284	772
Interest-earning deposits in other banks	52	28	80	3,321	(436)	2,885
Total interest-earning assets	21,771	6,092	27,863	57,950	11,908	69,858
Interest-bearing liabilities:
Demand deposits	9,215	346	9,561	22,904	(293)	22,611
Time deposits	7,513	(2,941)	4,572	19,843	1,070	20,913
Brokered Deposits	788	6,027	6,815	10,449	14,108	24,557
Total deposits	17,516	3,432	20,948	53,196	14,885	68,081
Securities sold under reverse repurchase agreements	288	(86)	202	953	(72)	881
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(226)	10,948	10,722	2,684	3,750	6,434
Subordinated debentures issued to capital trust	62	—	62	861	—	861
Subordinated notes	(13)	14	1	(18)	18	—
Total interest-bearing liabilities	17,627	14,308	31,935	57,676	18,581	76,257
Net interest income	$4,144	$(8,216)	$(4,072)	$274	$(6,673)	$(6,399)

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

Interest Income – Loans

During the year ended December 31, 2023 compared to the year ended December 31, 2022, interest income on loans increased $54.1 million as the result of higher average interest rates on loans. The average yield on loans increased from 4.69% during the year ended December 31, 2022 to 5.87% during the year ended December 31, 2023. This increase was primarily due to the repricing of floating rate loans in 2023 as market interest rates increased significantly and the origination of new fixed-rate loans at higher market interest rates. In addition, interest income on loans increased $12.1 million as a result of higher average loan balances, which increased from $4.39 billion during the year ended December 31, 2022, to $4.63 billion during the year ended December 31, 2023. The Company continued to originate loans at a pace similar to prior periods through the end of 2022, and overall loan repayments slowed in 2022 and 2023 compared to the level of repayments in 2021. During 2023, loan originations and net loan growth were muted; however, some loan growth occurred in 2023 as a result of the funding of previously approved but unfunded balances on construction loans and the slowed loan repayments in 2023.

Described above, in the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, is an interest rate swap with a notional amount of $400 million that was previously terminated. The Company recorded interest income related to this interest rate swap of $8.1 million in each of the years ended December 31, 2023 and December 31, 2022.

Also described above, in the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, is an interest rate swap with a notional amount of $300 million that contractually terminated on March 1, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $10.4 million in the year ended December 31, 2023, compared to a reduction of loan interest income related to this swap transaction of $941,000 in the year ended December 31, 2022.

In addition, described above, in the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, are two additional interest rate swap transactions, each with a notional amount of $200 million, an effective date of May 1, 2023 and a termination date of May 1, 2028. The Company recorded a reduction of loan interest income related to these swap transactions of $7.2 million in the year ended December 31, 2023.

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

At December 31, 2023, the Company had $95.0 million in interest rate swaps on brokered deposits, which were accounted for as fair value hedges. Subsequent to December 31, 2023, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. The Company did not utilize these types of interest rate swaps on brokered deposits in 2022.

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

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. There was no material change in interest expense on subordinated notes between 2022 and 2023.

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

Non-performing Assets

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

At December 31, 2023, the non-performing commercial real estate category included four loans, two of which were added during the year ended December 31, 2023. The largest relationship in this category, which totaled $8.1 million, or 76.4% of the total category, was added to non-performing loans during the three months ended June 30, 2023 and was collateralized by an office building in Missouri. The loan was classified due to a decline in occupancy resulting in a stressed cash flow. In 2023, occupancy improved somewhat and lease income from the building continued, and the Company received some principal paydowns from the borrower. Another significant relationship was added to the commercial real estate category in the three months ended December 31, 2023. This relationship totaled $2.2 million and was collateralized by an assisted living facility in Wisconsin. The non-performing one- to four-family residential category included three loans. The largest relationship in this category, which was added during 2023 and was collateralized by a single-family home in the Kansas City metro area, totaled $543,000, or 75.2% of the total category. The non-performing land development category consisted of one loan added in 2021, which totaled $384,000 and was collateralized by unimproved zoned vacant ground in southern Illinois. The non-performing commercial business category consisted of two loans that totaled $31,000 to a single borrower, both of which were added during 2023. The non-performing consumer category included six loans, three of which were added during 2023.

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

At December 31, 2023, the other residential (multi-family) category of potential problem loans included one loan, which totaled $7.2 million, and was added in 2023. This loan was collateralized by an apartment and retail project in Oklahoma City, OK. This loan was added to potential problems loans due to a decline in occupancy resulting in a stressed cash flow. At December 31, 2023, the one- to four-family residential category of potential problem loans included two loans. The largest relationship in this category totaled $99,000, or 62.5% of the total category. The consumer category of potential problem loans included six loans.

Loans Categorized as “Watch” and “Special Mention”

Loans classified as “Watch” decreased $20.4 million, from $28.7 million at December 31, 2022 to $8.3 million at December 31, 2023, primarily due to the combination of one large loan being upgraded to “Satisfactory,” one unrelated large loan being downgraded to “Substandard” and added to non-performing loans, and one unrelated loan being downgraded to “Special Mention.” While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets does not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the year ended December 31, 2023, loans classified as “Special Mention” increased $26.7 million as four loan relationships were downgraded from “Satisfactory.” The largest relationship consisted of four commercial business loans totaling $9.9 million at December 31, 2023 and were secured by business assets, equipment, accounts receivable and real estate. The relationship was added to the “Special Mention” category during 2023 due to stressed cash flow associated with business expansion. At December 31, 2023, a $9.6 million relationship was included in the “Special Mention” category. The balance represented a participation in a loan collateralized by a student housing project in Texas. The Company was not the lead lender for this relationship. The project suffered from rising debt service requirements and a decline in occupancy. A relationship totaling $4.4 million at December 31, 2023 was added to the “Special Mention” category in 2023. This relationship was collateralized by three assisted care facilities located in southwest Missouri. Business cash flow was negatively impacted by a labor shortage and a decrease in Medicaid reimbursement during 2022-2023. Monthly payments continue to amortize the loan balance. See Note 3 for further discussion of the Company’s loan grading system.

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

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At December 31, 2024, the Company had commitments of approximately $48.9 million to fund loan originations, $1.20 billion of unused lines of credit and unadvanced loans, and $16.8 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$205,599	$203,964	$199,182	$175,682	$164,480
Secured by real estate (not one- to four-family)	—	—	—	23,752	22,273
Not secured by real estate - commercial business	106,621	82,435	104,452	91,786	77,411

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	94,501	101,545	100,669	74,501	42,162
Secured by real estate (not one-to four-family)	703,947	719,039	1,444,450	1,092,029	823,106

Loan commitments not closed
Secured by real estate (one-to four-family)	14,373	12,347	16,819	53,529	85,917
Secured by real estate (not one-to four-family)	53,660	48,153	157,645	146,826	45,860
Not secured by real estate - commercial business	22,884	11,763	50,145	12,920	699

	$1,201,585	$1,179,246	$2,073,362	$1,671,025	$1,261,908

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2024. Additional information regarding these contractual obligations is discussed further in Notes 5, 7, 8, 9, 10, 11, 12 and 17 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or	Over One to	Over Five
	Less	Five Years	Years	Total

	(In Thousands)

Deposits without a stated maturity	$3,057,663	$—	$—	$3,057,663
Time and brokered certificates of deposit	1,386,078	160,868	940	1,547,886
Short-term borrowings	578,691	—	—	578,691
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	74,876	74,876
Operating leases	1,313	4,309	1,988	7,610
Dividends declared but not paid	4,692	—	—	4,692

	$5,028,437	$165,177	$103,578	$5,297,192

The Company’s primary sources of funds are customer deposits, brokered deposits, short-term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities, and funds provided from operations. The Company utilizes some or all these sources of funds depending on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds. In mid-2022, the Company steadily began increasing the interest rates it paid on many deposit products until September 2024 when the Company decreased the interest rates it paid on certain deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings.

At December 31, 2024 and 2023, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2024	December 31, 2023
Federal Home Loan Bank line	$1,058.8 million	$919.1 million
Federal Reserve Bank line	346.4 million	448.7 million
Cash and cash equivalents	195.8 million	211.3 million
Unpledged securities – Available-for-sale	329.9 million	352.8 million
Unpledged securities – Held-to-maturity	25.0 million	191.7 million

Statements of Cash Flows. During each of the years ended December 31, 2024, 2023 and 2022, the Company experienced positive cash flows from operating activities, negative cash flows from investing activities and positive cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, realized gains on the sale of investment securities and loans, depreciation and amortization and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $44.1 million, $80.7 million and $84.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

During the years ended December 31, 2024, 2023 and 2022, investing activities used cash of $175.4 million, $88.2 million and $819.5 million, respectively, primarily due to the net increases and purchases of loans and investment securities and investments in tax credit partnerships, partially offset by cash received from the proceeds of repayments from investment securities in each year.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in short-term borrowings, proceeds from FRB BTFP borrowings, purchases of the Company’s common stock and dividend payments to stockholders. Financing activities provided cash flows of $115.8 million, $50.3 million and $186.0 million during the years ended December 31, 2024, 2023 and 2022, respectively, primarily due to net increases in customer deposit balances (2023 and 2022) and net increases in various borrowings, partially offset by dividend payments to stockholders and purchases of the Company’s common stock.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At December 31, 2024, the Company’s total stockholders’ equity was $599.6 million, or 10.0% of total assets, equivalent to a book value of $51.14 per common share. As of December 31, 2023, total stockholders’ equity was $571.8 million, or 9.8% of total assets, equivalent to a book value of $48.44 per common share. At December 31, 2024, the Company’s tangible common equity to tangible assets ratio was 9.9%, compared to 9.7% at December 31, 2023.

Included in stockholders’ equity at December 31, 2024 and 2023, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $46.1 million and $40.5 million, respectively. This change in net unrealized losses during the year ended December 31, 2024, primarily resulted from increasing intermediate-term market interest rates which generally decreased the fair value of investment securities. Market interest rates fluctuated throughout 2024, resulting in fluctuations in the fair value of investment securities. Intermediate-term market interest rates decreased during the period from June 30, 2024 through September 30, 2024 (which generally increased the fair value of investment securities). In the three months ended December 31, 2024, intermediate-term market interest rates increased significantly (which once again generally decreased the fair value of investment securities).

In addition, included in stockholders’ equity at December 31, 2024, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $4.8 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At December 31, 2024, the remaining pre-tax amount to be recorded in interest income was $6.2 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at December 31, 2024, were unrealized losses (net of taxes) on the Company’s two outstanding cash flow hedges (two interest rate swaps totaling $400 million notional value) totaling $12.8 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease.

As noted above, total stockholders’ equity increased $27.8 million, from $571.8 million at December 31, 2023 to $599.6 million at December 31, 2024. Stockholders’ equity increased due to the Company recording net income of $61.8 million for the year ended December 31, 2024 and due to $11.9 million in stock option exercises during 2024. Partially offsetting these increases were repurchases of the Company’s common stock totaling $15.2 million and dividends declared on common stock of $18.7 million. AOCI (loss) increased $11.9 million (decrease to stockholders’ equity) during the year ended December 31, 2024, primarily due to changes in the market value of available-for-sale securities and changes in the fair value of cash flow hedges.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $24.7 million at December 31, 2024, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes), this would have decreased total stockholder’s equity by $18.6 million at December 31, 2024. This amount was equal to 3.1% of total stockholders’ equity of $599.6 million at that date.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2024, the Bank’s common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 12.6%, its total capital ratio was 13.9% and its Tier 1 leverage ratio was 11.0%. As a result, as of December 31, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2023, the Bank’s common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.6%. As a result, as of December 31, 2023, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2024, the Company’s common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.8%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.2%. On December 31, 2023, the Company’s common equity Tier 1 capital ratio was 11.9%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 15.2% and its Tier 1 leverage ratio was 11.0%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. Both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels at December 31, 2024 and 2023.

Dividends. During the year ended December 31, 2024, the Company declared common stock cash dividends of $1.60 per share (30.4% of net income per common share) and paid common stock cash dividends of $1.60 per share. During the year ended December 31, 2023, the Company declared common stock cash dividends of $1.60 per share (28.5% of net income per common share) and paid common stock cash dividends of $1.60 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.40 per share dividend declared but unpaid as of December 31, 2024, was paid to stockholders in January 2025.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the years ended December 31, 2024 and 2023, the Company repurchased 284,483 shares of its common stock at an average price of $53.10 per share and 449,622 shares of its common stock at an average price of $51.38 per share, respectively. During the years ended December 31, 2024 and 2023, the Company issued 203,601 shares of stock at an average price of $49.59 per share and 22,762 shares of stock at an average price of $38.83 per share, respectively, to cover stock option exercises.

In December 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. As of December 31, 2024, a total of approximately 443,000 shares remained available in the Company’s stock repurchase authorization.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States (“GAAP”). This non-GAAP financial information includes the tangible common equity to tangible assets ratio.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2024	2023	2022	2021	2020

	(Dollars In Thousands)

Common equity at period end	$599,568	$571,829	$533,087	$616,752	$629,741
Less: Intangible assets at period end	10,094	10,527	10,813	6,081	6,944
Tangible common equity at period end (a)	$589,474	$561,302	$522,274	$610,671	$622,797

Total assets at period end	$5,981,628	$5,812,402	$5,680,702	$5,449,944	$5,526,420
Less: Intangible assets at period end	10,094	10,527	10,813	6,081	6,944
Tangible assets at period end (b)	$5,971,534	$5,801,875	$5,669,889	$5,443,863	$5,519,476

Tangible common equity to tangible assets (a) / (b)	9.87%	9.67%	9.21%	11.22%	11.28%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2024, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin percentage due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in the year ended December 31, 2023 and much of 2024. As of December 31, 2024, time deposit maturities over the next 12 months were as follows: within three months -- $724.3 million with a weighted-average rate of 4.19%; within three to six months -- $306.1 million with a weighted-average rate of 3.86%; and within six to twelve months -- $155.6 million with a weighted-average rate of 3.34%. Based on time deposit market rates in February 2025, replacement rates for these maturing time deposits are likely to be approximately 3.50-4.00%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023 the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. Financial markets now expect the possibility of further decreases in Federal Funds interest rates in 2025 to be likely, but possibly cuts of only 0.50% at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.57 billion at December 31, 2024) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after December 31, 2024. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($748.0 million at December 31, 2024) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans have interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($8.6 million at December 31, 2024) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans have interest rate floors at various rates. At December 31, 2024, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

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

In January 2024, the Company elected to terminate the swaps related to brokered deposits prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company recorded a market value adjustment to the brokered deposit of $163,000, which was amortized as a reduction of interest expense from January 2024 through February 2025.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 15 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank’s financial instruments at December 31, 2024. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,								December 31,
									2024
	2025	2026	2027	2028	2029	2030-2039	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$86,390	—	—	—	—	—	—	$86,390	$86,390
Weighted average rate	4.36%	—	—	—	—	—	—	4.36%
Available-for-sale debt securities (1)	$7,995	$2,591	$17,086	$15,829	$16,550	$215,386	$257,936	$533,373	$533,373
Weighted average rate	4.10%	1.94%	1.55%	3.88%	2.75%	3.07%	3.07%	3.05%
Held-to-maturity securities (2)	—	$515	—	$32,182	$11,978	$61,123	$81,635	$187,433	$162,765
Weighted average rate	—	1.49%	—	3.49%	2.92%	2.35%	2.47%	2.63%
Adjustable rate loans (3)	$1,056,077	$603,878	$338,240	$94,672	$148,690	$128,377	$618,839	$2,988,773	$2,915,599
Weighted average rate	7.36%	7.34%	7.21%	7.44%	7.10%	6.79%	3.74%	6.56%
Fixed rate loans (3)	$393,526	$475,815	$327,590	$213,845	$194,633	$145,647	$28,956	$1,780,012	$1,692,522
Weighted average rate	5.41%	5.02%	4.99%	5.20%	5.59%	4.45%	4.71%	5.13%
Federal Home Loan Bank stock and other interest earning assets	$9,900	—	—	—	—	—	$18,492	$28,392	$28,392
Weighted average rate	4.33%	—	—	—	—	—	8.84%	7.26%

Total financial assets	$1,553,888	$1,082,799	$682,916	$356,528	$371,851	$550,533	$1,005,858	$5,604,373

Financial Liabilities:
Time deposits	$762,159	$8,381	$2,761	$947	$584	$940	—	$775,772	$772,295
Weighted average rate	3.67%	0.79%	0.70%	0.67%	1.34%	1.19%	—	3.62%
Brokered funds	$623,919	$148,195	—	—	—	—	—	$772,114	$772,354
Weighted average rate	4.59%	4.67%	—	—	—	—	—	4.61%
Interest-bearing demand	$2,214,732	—	—	—	—	—	—	$2,214,732	$2,214,732
Weighted average rate	1.39%	—	—	—	—	—	—	1.39%
Non-interest-bearing demand	$842,931	—	—	—	—	—	—	$842,931	$842,931
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$64,444	—	—	—	—	—	—	$64,444	$64,444
Weighted average rate	1.38%	—	—	—	—	—	—	1.38%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$514,247	—	—	—	—	—	—	$514,247	$514,247
Weighted average rate	4.69%	—	—	—	—	—	—	4.69%
Subordinated notes	—	—	—	—	—	$75,000	—	$75,000	$74,438
Weighted average rate	—	—	—	—	—	5.90%	—	5.90%
Subordinated debentures	—	—	—	—	—	$25,774	—	$25,774	$25,774
Weighted average rate	—	—	—	—	—	6.43%	—	6.43%

Total financial liabilities	$5,022,432	$156,576	$2,761	$947	$584	$101,714	$—	$5,285,014
(1)	Available-for-sale debt securities include approximately $477.4 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $181.3 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(3)	Fair value of loans is shown excluding the $64.8 million allowance for credit losses and $6.7 million of deferred loans fees to correlate with the gross loan balances shown in the “Total” column.

Repricing

	December 31,								December 31,
									2024
	2025	2026	2027	2028	2029	2030-2039	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$86,390	—	—	—	—	—	—	$86,390	$86,390
Weighted average rate	4.36%	—	—	—	—	—	—	4.36%
Available-for-sale debt securities(1)	$7,995	$2,591	$17,086	$15,829	$16,550	$215,386	$257,936	$533,373	$533,373
Weighted average rate	4.10%	1.94%	1.55%	3.88%	2.75%	3.07%	3.07%	3.05%
Held-to-maturity securities (2)	—	515	$—	32,182	$11,978	$61,123	$81,635	$187,433	$162,765
Weighted average rate	—	1.49%	—	3.49%	2.92%	2.35%	2.47%	2.63%
Adjustable rate loans (3)	$2,442,924	$23,840	$58,093	$43,600	$59,377	$360,939	—	$2,988,773	$2,915,599
Weighted average rate	7.16%	3.35%	3.84%	3.99%	4.61%	3.74%	—	6.56%
Fixed rate loans (3)	$393,526	$475,815	$327,590	$213,845	$194,633	$145,647	$28,956	$1,780,012	$1,692,522
Weighted average rate	5.41%	5.02%	4.99%	5.20%	5.59%	4.45%	4.71%	5.13%
Federal Home Loan Bank stock and other interest earning assets	$28,392	—	—	—	—	—	—	$28,392	$28,392
Weighted average rate	7.26%	—	—	—	—	—	—	7.26%

Total financial assets	$2,959,227	$502,761	$402,769	$305,456	$282,538	$783,095	$368,527	$5,604,373

Financial Liabilities:
Time deposits	$762,159	$8,381	$2,761	$947	$584	$940	—	$775,772	$772,295
Weighted average rate	3.67%	0.79%	0.70%	0.67%	1.34%	1.19%	—	3.62%
Brokered funds	$723,919	$48,195	—	—	—	—	—	$772,114	$772,354
Weighted average rate	4.59%	4.90%	—	—	—	—	—	4.61%
Interest-bearing demand	$2,214,732	—	—	—	—	—	—	$2,214,732	$2,214,732
Weighted average rate	1.39%	—	—	—	—	—	—	1.39%
Non-interest-bearing demand (4)	—	—	—	—	—	—	$842,931	$842,931	$842,931
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$64,444	—	—	—	—	—	—	$64,444	$64,444
Weighted average rate	1.38%	—	—	—	—	—	—	1.38%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$514,247	—	—	—	—	—	—	$514,247	$514,247
Weighted average rate	4.69%	—	—	—	—	—	—	4.69%
Subordinated notes	$75,000	—	—	—	—	—	—	$75,000	$74,438
Weighted average rate	5.90%	—	—	—	—	—	—	5.90%
Subordinated debentures	$25,774	—	—	—	—	—	—	$25,774	$25,774
Weighted average rate	6.43%	—	—	—	—	—	—	6.43%

Total financial liabilities	$4,380,275	$56,576	$2,761	$947	$584	$940	$842,931	$5,285,014

Periodic repricing GAP	$(1,421,048)	$446,185	$400,008	$304,509	$281,954	$782,155	$(474,404)	$319,359

Cumulative repricing GAP	$(1,421,048)	$(974,863)	$(574,855)	$(270,346)	$11,608	$793,763	$319,359
(1)	Available-for-sale debt securities include approximately $477.4 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $181.3 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(3)	Fair value of loans is shown excluding the $64.8 million allowance for credit losses and $6.7 million of deferred loans fees to correlate with the gross loan balances shown in the “Total” column.
(4)	Non-interest-bearing demand deposits are included in this table in the column labeled “Thereafter” since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2025, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses on Loans

The Company’s loan portfolio totaled $4.7 billion as of December 31, 2024, and the allowance for credit losses on loans was $64.8 million. This represents an estimate of expected losses inherent within the Company’s loan portfolio.

The Company bases its estimate of credit losses on three primary components: (1) quantitatively with estimates of expected losses that exist in various segments of performing loans and leases over the remaining life of the loan portfolio based on historical loss rates; (2) qualitatively with factors related to portfolio composition, underwriting practices, economic conditions with a reasonable and supportable forecast and other relevant factors that address estimates of expected losses outside of the historical performance of the loan portfolio; and (3) specifically identified losses in individually analyzed credits which are collateral dependent. The Company measures the allowance for credit losses on loans on a collective (pool) basis. For loans evaluated for credit losses on a collective basis, the average historical loss rates are calculated for each pool using the Company’s historical net charge-offs and outstanding loan balances during a lookback period. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts of macroeconomic variables.

We identified the valuation of the allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses on loans as a critical audit matter include the subjectivity and complexity involved in management’s determination of credit loss estimates and assumptions, specifically the assumptions applied to the reasonable and supportable forecasts. This required increased auditor effort, including specialized skill and knowledge, and a high degree of auditor subjectivity in evaluating the estimated credit losses for the loan portfolio.

The primary procedures we performed to address this critical audit matter included the following:

●	Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for credit losses on loans, including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings, and risk classification of loans, and management’s review and disclosure controls over the allowance for credit losses on loans;
●	Testing of completeness and accuracy of the information utilized in the allowance for credit losses on loans;
●	Testing the mathematical accuracy of the calculation of the allowance for credit losses on loans;
●	Evaluating the qualitative adjustments, including assessing the basis for the adjustments, the reasonableness of assumptions, and completeness and accuracy of data inputs included in the qualitative adjustments;
●	Testing the loan review function and evaluating the accuracy of loan credit ratings;
●	Evaluating the disclosures in the consolidated financial statements.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 1975.

Springfield, Missouri

March 7, 2025

Great Southern Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2024 and 2023

(In Thousands, Except Per Share Data)

	2024	2023
Assets
Cash	$109,366	$102,529
Interest-bearing deposits in other financial institutions	86,390	108,804
Cash and cash equivalents	195,756	211,333

Available-for-sale securities	533,373	478,207
Held-to-maturity securities	187,433	195,023
Mortgage loans held for sale	6,937	5,849
Loans receivable, net of allowance for credit losses of $64,760 and $64,670 at December 31, 2024 and 2023, respectively	4,690,393	4,589,620
Interest receivable	20,430	21,206
Prepaid expenses and other assets	136,594	106,225
Other real estate owned and repossessions, net	5,993	23
Premises and equipment, net	132,466	138,591
Goodwill and other intangible assets	10,094	10,527
Federal Home Loan Bank stock and other interest-earning assets	28,392	26,313
Current and deferred income taxes	33,767	29,485
Total assets	$5,981,628	$5,812,402

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$4,605,549	$4,721,708
Securities sold under reverse repurchase agreements with customers	64,444	70,843
Short-term borrowings and other interest-bearing liabilities	514,247	252,610
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,876	74,579
Accrued interest payable	12,761	6,225
Advances from borrowers for taxes and insurance	5,272	4,946
Accrued expenses and other liabilities	70,634	76,401
Liability for unfunded commitments	8,503	7,487
Total liabilities	5,382,060	5,240,573

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2024 and 2023 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2024 – 11,723,548 shares, 2023 – 11,804,430 shares	117	118
Additional paid-in capital	50,336	44,320
Retained earnings	603,477	569,872
Accumulated other comprehensive income (loss), net of income taxes (credit) of $(17,896) and $(14,211) at December 31, 2024 and 2023, respectively	(54,362)	(42,481)
Total stockholders’ equity	599,568	571,829
Total liabilities and stockholders’ equity	$5,981,628	$5,812,402

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2024, 2023 and 2022

(In Thousands, Except Per Share Data)

	2024	2023	2022
Interest Income
Loans	$297,176	$271,952	$205,751
Investment securities and other	27,522	24,883	21,226
	324,698	296,835	226,977
Interest Expense
Deposits	109,705	88,757	20,676
Securities sold under reverse repurchase agreements	1,407	1,205	324
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	18,222	7,500	1,066
Subordinated debentures issued to capital trust	1,798	1,736	875
Subordinated notes	4,423	4,422	4,422
	135,555	103,620	27,363

Net Interest Income	189,143	193,215	199,614
Provision for Credit Losses on Loans	1,700	2,250	3,000
Provision (Credit) for Unfunded Commitments	1,016	(5,329)	3,187
Net Interest Income After Provision (Credit) for Credit Losses and Provision (Credit) for Unfunded Commitments	186,427	196,294	193,427

Non-interest Income
Commissions	1,227	1,153	1,208
Overdraft and insufficient funds fees	5,140	7,617	7,872
Point-of-sale and ATM fee income and service charges	13,586	14,346	15,705
Net gain on loan sales	3,779	2,354	2,584
Net realized loss on sales of available-for-sale securities	—	—	(130)
Late charges and fees on loans	512	786	1,182
Gain (loss) on derivative interest rate products	(58)	(337)	321
Other income	6,379	4,154	5,399
	30,565	30,073	34,141

Non-interest Expense
Salaries and employee benefits	78,599	78,521	75,300
Net occupancy and equipment expense	32,118	30,834	28,471
Postage	3,329	3,590	3,379
Insurance	4,622	4,542	3,197
Advertising	3,124	3,396	3,261
Office supplies and printing	1,008	1,057	867
Telephone	2,772	2,730	3,170
Legal, audit and other professional fees	5,399	7,086	6,330
Expense (income) on other real estate and repossessions	(304)	311	359
Acquired intangible asset amortization	433	286	768
Other operating expenses	10,395	8,670	8,264
	141,495	141,023	133,366

Income Before Income Taxes	75,497	85,344	94,202
Provision for Income Taxes	13,690	17,544	18,254
Net Income	$61,807	$67,800	$75,948

Earnings Per Common Share
Basic	$5.28	$5.65	$6.07
Diluted	$5.26	$5.61	$6.02

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024, 2023 and 2022

(In Thousands)

	2024	2023	2022
Net Income	$61,807	$67,800	$75,948

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(1,846), $2,199 and $(18,106) for 2024, 2023 and 2022, respectively	(5,660)	6,738	(56,448)

Unrealized loss (gain) on securities transferred to held-to-maturity, net of taxes (credit) of $(48), $(45) and $29 for 2024, 2023 and 2022, respectively	(149)	(138)	89

Less: reclassification adjustment for loss included in net income, net of taxes of $-0-, $-0- and $32 for 2024, 2023 and 2022, respectively	—	—	98

Amortization of realized gain on termination of cash flow hedge, net of credit of $(1,859), $(1,855) and $(1,852), for 2024, 2023, and 2022, respectively	(6,286)	(6,267)	(6,271)

Change in value of active cash flow hedges, net of taxes (credit) of $69, $3,441 and $(7,695) for 2024, 2023 and 2022, respectively	214	10,541	(23,582)

Other comprehensive income (loss)	(11,881)	10,874	(86,114)

Comprehensive Income (Loss)	$49,926	$78,674	$(10,166)

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(In Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2022	$131	$38,314	$545,548	$32,759	$—	$616,752

Net income	—	—	75,948	—	—	75,948
Stock issued under Stock Option Plan	—	4,131	—	—	3,564	7,695
Common cash dividends declared [1]	—	—	(19,347)	—	—	(19,347)
Repurchase of the Company’s common stock	—	—	—	—	(61,847)	(61,847)
Other comprehensive loss	—	—	—	(86,114)	—	(86,114)
Reclassification of treasury stock per Maryland law	(9)	—	(58,274)	—	58,283	—

Balance, December 31, 2022	122	42,445	543,875	(53,355)	—	533,087

Net income	—	—	67,800	—	—	67,800
Stock issued under Stock Option Plan	—	1,875	—	—	630	2,505
Common cash dividends declared [2]	—	—	(19,111)	—	—	(19,111)
Repurchase of the Company’s common stock	—	—	—	—	(23,326)	(23,326)
Other comprehensive income	—	—	—	10,874	—	10,874
Reclassification of treasury stock per Maryland law	(4)	—	(22,692)	—	22,696	—

Balance, December 31, 2023	118	44,320	569,872	(42,481)	—	571,829

Net income	—	—	61,807	—	—	61,807
Stock issued under Stock Option Plan	—	6,016	—	—	5,850	11,866
Common cash dividends declared [3]	—	—	(18,678)	—	—	(18,678)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Repurchase of the Company’s common stock	—	—	—	—	(15,152)	(15,152)
Other comprehensive loss	—	—	—	(11,881)	—	(11,881)
Reclassification of treasury stock per Maryland law	(1)	—	(9,301)	—	9,302	—

Balance, December 31, 2024	$117	$50,336	$603,477	$(54,362)	$—	$599,568

[1]          $1.56 per share total dividends.

[2]          $1.60 per share total dividends.

[3]          $1.60 per share total dividends.

See Notes to Accompanying Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(In Thousands)

	2024	2023	2022

Operating Activities
Net income	$61,807	$67,800	$75,948
Proceeds from sales of loans held for sale	174,759	157,213	103,347
Originations of loans held for sale	(171,757)	(155,995)	(95,007)
Items not requiring (providing) cash
Depreciation	8,238	8,723	8,498
Amortization	712	589	1,179
Compensation expense for stock option grants	1,770	1,621	1,437
Provision for credit losses	1,700	2,250	3,000
Provision (credit) for unfunded commitments	1,016	(5,329)	3,187
Net gain on loan sales	(3,779)	(2,354)	(2,584)
Net realized loss on available-for-sale securities	—	—	130
Loss (gain) on sale of premises and equipment	(43)	26	(1,023)
Loss (gain) on sale/write-down of other real estate and repossessions	(496)	39	(126)
Accretion of deferred income, premiums, discounts and other	(14,337)	(13,774)	(15,842)
Loss (gain) on derivative interest rate products	58	337	(321)
Net non-cash gain recorded on contract termination	(2,762)	—	—
Deferred income taxes	457	2,985	2,485
Changes in
Interest receivable	776	(2,099)	(8,402)
Prepaid expenses and other assets	(178)	(4,543)	2,141
Accrued expenses and other liabilities	(12,847)	23,470	5,637
Income taxes refundable/payable	(1,030)	(259)	1,162
Net cash provided by operating activities	44,064	80,700	84,846

Investing Activities
Net change in loans	(78,098)	(79,096)	(134,344)
Purchase of loans	(26,251)	(400)	(361,817)
Purchase of premises and equipment	(4,924)	(7,300)	(20,110)
Proceeds from sale of premises and equipment	164	254	3,980
Proceeds from sale of other real estate and repossessions	1,706	313	2,351
Proceeds from sale of available-for-sale securities	—	—	18,375
Proceeds from repayments of held-to-maturity securities	7,318	7,228	23,821
Proceeds from maturities, calls and repayments of available-for-sale securities	31,470	26,888	51,348
Purchase of available-for-sale securities	(92,631)	(5,436)	(360,725)
Investment in tax credit partnerships	(12,069)	(35,160)	(18,266)
Redemption (purchase) of Federal Home Loan Bank stock and other interest-earning assets	(2,079)	4,501	(24,159)
Net cash used in investing activities	(175,394)	(88,208)	(819,546)

Financing Activities
Net increase (decrease) in certificates of deposit	(61,732)	26,806	321,718
Net increase (decrease) in checking and savings accounts	(54,315)	9,856	(188,909)
Net increase in short‑term borrowings and other interest-bearing liabilities	75,238	57,027	127,471
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	180,000	—	—
Advances from (to) borrowers for taxes and insurance	326	(1,644)	443
Purchase of the company’s common stock	(15,152)	(23,326)	(61,847)
Dividends paid	(18,708)	(19,282)	(19,181)
Stock options exercised	10,096	884	6,258
Net cash provided by financing activities	115,753	50,321	185,953

Increase (Decrease) in Cash and Cash Equivalents	(15,577)	42,813	(548,747)
Cash and Cash Equivalents, Beginning of Year	211,333	168,520	717,267
Cash and Cash Equivalents, End of Year	$195,756	$211,333	$168,520

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

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Community Development Company, LLC (including its wholly owned subsidiary, Great Southern CDE, LLC), GS, LLC, GSSC, LLC, GSTC Investments, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS RE Management, LLC), GS-RE Holding II, LLC, and GS-RE Holding III, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

No material asset impairment was recognized during the years ended December 31, 2024, 2023 and 2022.

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2024	2023

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights (April 2022)	4,698	5,131
	$10,094	$10,527

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

Earnings per common share (EPS) were computed as follows:

	2024	2023	2022

	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$61,807	$67,800	$75,948

Average common shares outstanding	11,695	11,992	12,516

Average common share stock options outstanding	60	88	91

Average diluted common shares	11,755	12,080	12,607

Earnings per common share – basic	$5.28	$5.65	$6.07

Earnings per common share – diluted	$5.26	$5.61	$6.02

Options outstanding at December 31, 2024, 2023 and 2022, to purchase 861,661, 749,833 and 559,484 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 19. In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method. For the years ended December 31, 2024, 2023 and 2022, share-based compensation expense totaling $1.8 million, $1.6 million and $1.4 million, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2024 and 2023, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2024, nearly all of the interest-bearing deposits were uninsured and held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2024 and 2023, no valuation allowance was established.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Derivatives and Hedging Activities

FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. For detailed disclosures on derivatives and hedging activities, see Note 15.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, certain LIBOR rates may no longer be published. As a result, LIBOR is expected to be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permit changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provide relief for assessing hedge effectiveness for cash flow hedges. ASU 2020-04 was effective upon issuance; however, the guidance was originally only available generally through December 31, 2022. Based upon amendments provided in ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, provisions of ASU 2020-04 were extended to be applied through December 31, 2024. The application of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance; however, the guidance was originally only available generally through December 31, 2022. Based upon amendments provided in ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, provisions of ASU 2021-01 were extended to be applied through December 31, 2024. The application of ASU 2021-01 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether a loan modification represents a new loan or a continuation of an existing loan. It also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 became effective for the Company on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements. The adoption of this ASU did, however, require changes in disclosures related to certain loan modifications.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 implements a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, expands certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply Topic 280 in its entirety and permits more than one measure of segment profit or loss to be reported under certain conditions. ASU 2023-07 became effective for the Company for our annual financial statements in 2024 and will be effective for interim periods within fiscal years beginning in 2025. See Note 26 – Operating Segments for application of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. While the Company is currently assessing the impact applying this standard will have on its income tax disclosures, the adoption of ASU 2023-09 is currently not expected to have a material impact on the Company’s consolidated financial statements when it is applied in 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, although early adoption and retrospective application is permitted. ASU 2024-03 is currently not expected to have a material impact on the Company’s consolidated financial statements.

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

During the three months ended March 31, 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gross gains were $1.0 million; $775,000 (net of income taxes) remained in accumulated other comprehensive income and are being amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer. As of December 31, 2024, the net unrealized gross losses remaining were $262,000; net of income taxes, these unrealized losses were $198,000.

The amortized cost and fair values of securities were as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$346,712	$69	$40,874	$305,907
Agency collateralized mortgage obligations	123,395	—	9,771	113,624
States and political subdivisions securities	58,608	69	2,729	55,948
Small Business Administration securities	65,849	—	7,955	57,894
	$594,564	$138	$61,329	$533,373

	December 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,065	$1,864	$72,929	$—	$8,523	$64,406
Agency collateralized mortgage obligations	110,493	(2,140)	108,353	—	15,495	92,858
States and political subdivisions	6,137	14	6,151	—	650	5,501
	$187,695	$(262)	$187,433	$—	$24,668	$162,765

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

At December 31, 2024, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $205.6 million, FHLMC securities totaling $98.5 million and GNMA securities totaling $1.8 million. At December 31, 2023, available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $190.9 million, FHLMC securities totaling $86.4 million and GNMA securities totaling $2.9 million. At December 31, 2024 and 2023, all of the Company’s available - for - sale agency mortgage-backed securities totaled $305.9 million and $280.2 million, respectively, and had fixed rates of interest.

At December 31, 2024, the Company’s available-for-sale agency collateralized mortgage-backed securities portfolio consisted of FNMA securities totaling $46.0 million, FHLMC securities totaling $63.0 million and GNMA securities totaling $4.6 million. At December 31, 2023, available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $4.1 million, FHLMC securities totaling $66.5 million and GNMA securities totaling $5.3 million. At December 31, 2024 and 2023, all of the Company’s available - for - sale agency collateralized mortgage-backed obligations totaled $113.6 million and $75.9 million, respectively, and had fixed rates of interest.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	245	245	—	—
After three through four years	985	987	—	—
After four through five years	—	—	—	—
After five through fifteen years	10,615	10,313	3,245	2,913
After fifteen years	46,763	44,403	2,906	2,588
Securities not due on a single maturity date	535,956	477,425	181,282	157,264
	$594,564	$533,373	$187,433	$162,765

The amortized cost and fair values of securities pledged as collateral were as follows at December 31, 2024 and 2023:

	2024		2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)

Public deposits	$13,880	$11,801	$17,412	$15,225
Collateralized borrowing accounts	86,561	76,871	123,220	109,660
FHLBank borrowing account	91,900	90,544	—	—
Federal Reserve Bank’s Bank Term Funding Program	186,836	161,620	—	—
Other	3,572	3,270	3,815	3,507
	$382,749	$344,106	$144,447	$128,392

Available-for-sale investments in debt securities are reported in the financial statements at their fair value, which was $533.4 million and $478.2 million at December 31, 2024 and 2023, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2024 and 2023, was $523.9 million and $456.9 million, respectively, which is approximately 98.2% and 95.5%, respectively, of the Company’s available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost, which was $187.4 million and $195.0 million at December 31, 2024 and 2023, respectively. Total fair value of these investments at December 31, 2024 and 2023 was approximately $162.8 million and $171.2 million, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2024 and 2023, was $162.8 million and $171.2 million, which is 100.0% of the Company’s held-to-maturity investment portfolio.

Held -to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at December 31, 2024, it had ample liquidity sources to fund its ongoing operations without selling investment securities in its portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

	2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$45,977	$(1,008)	$253,971	$(39,866)	$299,948	$(40,874)
Agency collateralized mortgage obligations	50,720	(890)	62,903	(8,881)	113,623	(9,771)
Small Business Administration securities	7,229	(270)	50,665	(7,685)	57,894	(7,955)
States and political subdivisions securities	14,523	(343)	37,945	(2,386)	52,468	(2,729)
	$118,449	$(2,511)	$405,484	$(58,818)	$523,933	$(61,329)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,406	$(8,523)	$64,406	$(8,523)
Agency collateralized mortgage obligations	—	—	92,858	(15,495)	92,858	(15,495)
States and political subdivisions securities	—	—	5,501	(650)	5,501	(650)
	$—	$—	$162,765	$(24,668)	$162,765	$(24,668)

	2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
Small Business Administration securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
States and political subdivisions securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

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

Classes of loans at December 31, 2024 and 2023, included:

	December 31,	December 31,
	2024	2023

	(In Thousands)
One- to four-family residential construction	$30,533	$29,628
Subdivision construction	19,861	23,359
Land development	42,504	48,015
Commercial construction	352,793	703,407
Owner occupied one- to four-family residential	710,446	769,260
Non-owner occupied one- to four-family residential	122,901	121,275
Commercial real estate	1,543,742	1,521,032
Other residential	1,549,249	942,071
Commercial business	208,947	318,050
Industrial revenue bonds	11,344	12,047
Consumer auto	25,787	28,343
Consumer other	27,905	28,978
Home equity lines of credit	115,836	115,883
	4,761,848	4,661,348
Allowance for credit losses	(64,760)	(64,670)
Deferred loan fees and gains, net	(6,695)	(7,058)
	$4,690,393	$4,589,620

Classes of loans by aging were as follows as of the dates indicated:

	December 31, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$12	$—	$—	$12	$30,521	$30,533	$—
Subdivision construction	—	—	—	—	19,861	19,861	—
Land development	—	—	464	464	42,040	42,504	—
Commercial construction	—	—	—	—	352,793	352,793	—
Owner occupied one- to four- family residential	1,704	816	950	3,470	706,976	710,446	—
Non-owner occupied one- to four-family residential	642	—	1,681	2,323	120,578	122,901	—
Commercial real estate	—	—	77	77	1,543,665	1,543,742	—
Other residential	—	—	—	—	1,549,249	1,549,249	—
Commercial business	—	—	245	245	208,702	208,947	—
Industrial revenue bonds	—	—	139	139	11,205	11,344	—
Consumer auto	39	1	—	40	25,747	25,787	—
Consumer other	145	4	17	166	27,739	27,905	—
Home equity lines of credit	63	56	—	119	115,717	115,836	—

Total	$2,605	$877	$3,573	$7,055	$4,754,793	$4,761,848	$—

	December 31, 2023
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$29,628	$29,628	$—
Subdivision construction	—	—	—	—	23,359	23,359	—
Land development	—	—	384	384	47,631	48,015	—
Commercial construction	—	—	—	—	703,407	703,407	—
Owner occupied one- to four- family residential	2,778	125	722	3,625	765,635	769,260	—
Non-owner occupied one- to four-family residential	—	—	—	—	121,275	121,275	—
Commercial real estate	187	92	10,552	10,831	1,510,201	1,521,032	—
Other residential	9,572	—	—	9,572	932,499	942,071	—
Commercial business	—	—	31	31	318,019	318,050	—
Industrial revenue bonds	—	—	—	—	12,047	12,047	—
Consumer auto	116	65	8	189	28,154	28,343	—
Consumer other	137	—	42	179	28,799	28,978	—
Home equity lines of credit	335	26	9	370	115,513	115,883	—

Total	$13,125	$308	$11,748	$25,181	$4,636,167	$4,661,348	$—

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

Nonaccruing loans are summarized as follows:

	December 31,	December 31,
	2024	2023

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	464	384
Commercial construction	—	—
Owner occupied one- to four-family residential	950	722
Non-owner occupied one- to four-family residential	1,681	—
Commercial real estate	77	10,552
Other residential	—	—
Commercial business	245	31
Industrial revenue bonds	139	—
Consumer auto	—	8
Consumer other	17	42
Home equity lines of credit	—	9
Total nonaccruing loans	$3,573	$11,748

No interest income was recorded on these loans for the years ended December 31, 2024 and 2023, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of December 31, 2024 had an amortized cost of $2.2 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023 and 2022.

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)

Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(570)	2,224	1,931	(202)	(2,526)	843	1,700
Losses charged off	(64)	—	(1,300)	(101)	(243)	(1,492)	(3,200)
Recoveries	38	—	—	194	490	868	1,590
Balance, December 31, 2024	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760

Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	(1,390)	1,260	930	(27)	1,909	(432)	2,250
Losses charged off	(31)	—	—	—	(1,037)	(1,754)	(2,822)
Recoveries	70	—	145	6	241	1,300	1,762
Balance, December 31, 2023	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670

Allowance for credit losses
Balance, January 1, 2022	$9,364	$10,502	$28,604	$2,797	$4,142	$5,345	$60,754
Provision (credit) charged to expense	1,652	1,498	(1,465)	152	1,491	(328)	3,000
Losses charged off	(40)	—	(44)	(84)	(51)	(1,950)	(2,169)
Recoveries	195	110	1	—	240	1,349	1,895
Balance, December 31, 2022	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the years ended December 31, 2024, 2023 and 2022.

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(87)	827	34	(245)	509	(22)	1,016
Balance, December 31, 2024	$619	$4,833	$653	$496	$1,468	$434	$8,503

Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	(30)	(4,618)	203	(61)	(775)	(48)	(5,329)
Balance, December 31, 2023	$706	$4,006	$619	$741	$959	$456	$7,487

Allowance for unfunded commitments
Balance, January 1, 2022	$687	$5,703	$367	$908	$1,582	$382	$9,629
Provision (credit) charged to expense	49	2,921	49	(106)	152	122	3,187
Balance, December 31, 2022	$736	$8,624	$416	$802	$1,734	$504	$12,816

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 3 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2024 and 2023, was 6.08% and 6.25%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans serviced for others at December 31, 2024, was $397.0 million, consisting of $301.4 million of commercial loan participations sold to other financial institutions and $95.6 million of residential mortgage loans sold. The unpaid principal balance of loans serviced for others at December 31, 2023, was $439.9 million, consisting of $334.6 million of commercial loan participations sold to other financial institutions and $105.3 million of residential mortgage loans sold. In addition, available lines of credit on these loans were $34.0 million and $123.6 million at December 31, 2024 and 2023, respectively.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans at the dates indicated:

	December 31, 2024
	Principal	Specific
	Balance	Allowance

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	464	12
Commercial construction	—	—
Owner occupied one- to four-family residential	1,677	—
Non-owner occupied one- to four-family residential	1,681	261
Commercial real estate	4,253	—
Other residential	—	—
Commercial business	245	245
Industrial revenue bonds	139	—
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	1,390	—

Total	$9,849	$518

December 31, 2023
	Principal	Specific
	Balance	Allowance

(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	384	—
Commercial construction	—	—
Owner occupied one- to four-family residential	691	29
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	10,548	1,200
Other residential	7,162	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	—	—

Total	$18,785	$1,229

For loans that were nonaccruing, interest of approximately $681,000, $509,000 and $292,000 would have been recognized on an accrual basis during the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following tables show, as of the dates indicated, the composition of loan modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concessions granted. Each of the types of concessions granted comprised 2% or less of their respective classes of loan portfolios at December 31, 2024 and December 31, 2023. During the year ended December 31, 2024, principal forgiveness of $295,000 was completed on consumer loans and a land development loan, compared to principal forgiveness of $563,000 completed on commercial business loans and consumer loans during the year ended December 31, 2023.

	Amortized Cost Basis at December 31, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	2,709	—	2,709
Commercial real estate	—	70	—	70
Commercial business	—	—	—	—
Consumer	—	31	—	31
	$—	$2,810	$—	$2,810

	Amortized Cost Basis at December 31, 2023
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$1,553	$1,553
One- to four-family residential	—	—	—	—
Other residential	—	2,750	—	2,750
Commercial real estate	—	77	20,365	20,442
Commercial business	—	—	—	—
Consumer	5	7	—	12
	$5	$2,834	$21,918	$24,757

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance of loans (under modified terms) at December 31, 2024 and at December 31, 2023, respectively:

	December 31, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)

Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	2,709	—	—	2,709
Commercial real estate	70	—	—	70
Commercial business	—	—	—	—
Consumer	31	—	—	31
	$2,810	$—	$—	$2,810

	December 31, 2023
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)

Construction and land development	$1,553	$—	$—	$1,553
One- to four-family residential	—	—	—	—
Other residential	2,750	—	—	2,750
Commercial real estate	12,384	—	8,058	20,442
Commercial business	—	—	—	—
Consumer	12	—	—	12
	$16,699	$—	$8,058	$24,757

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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2024 and December 31, 2023.

	Term Loans by Origination Year
							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$11,750	$8,961	$822	$—	$—	$—	$9,000	$30,533
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,750	8,961	822	—	—	—	9,000	30,533
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	711	182	136	17,609	29	205	989	19,861
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	711	182	136	17,609	29	205	989	19,861
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	18,282	6,112	2,722	5,210	3,105	4,236	2,373	42,040
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	464	—	—	464
Total	18,282	6,112	2,722	5,210	3,569	4,236	2,373	42,504
Current Period Gross Charge Offs	—	—	—	—	—	101	—	101

Other construction
Satisfactory (1-4)	78,337	52,046	189,389	33,021	—	—	—	352,793
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	78,337	52,046	189,389	33,021	—	—	—	352,793
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	42,931	59,973	304,054	176,759	91,238	153,392	426	828,773
Watch (5)	—	—	—	—	145	597	—	742
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	628	387	129	—	1,178	1,510	3,832
Total	42,931	60,601	304,441	176,888	91,383	155,167	1,936	833,347
Current Period Gross Charge Offs	—	49	—	—	—	16	—	65

Other residential (multi-family)
Satisfactory (1-4)	66,028	92,268	552,183	506,902	179,094	146,712	3,352	1,546,539
Watch (5)	—	—	—	—	—	2,710	—	2,710
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	66,028	92,268	552,183	506,902	179,094	149,422	3,352	1,549,249
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	97,512	81,282	320,442	217,049	96,246	682,549	35,937	1,531,017
Watch (5)	—	—	—	—	—	7,879	—	7,879
Special Mention (6)	—	—	—	—	—	438	—	438
Classified (7-9)	—	—	—	77	—	4,331	—	4,408
Total	97,512	81,282	320,442	217,126	96,246	695,197	35,937	1,543,742
Current Period Gross Charge Offs	—	—	54	10	—	1,236	—	1,300

Commercial business
Satisfactory (1-4)	21,179	29,846	28,678	20,301	7,646	44,908	62,015	214,573
Watch (5)	—	—	1,005	3,296	—	—	—	4,301
Special Mention (6)	—	—	995	—	38	—	—	1,033
Classified (7-9)	—	245	—	—	—	139	—	384
Total	21,179	30,091	30,678	23,597	7,684	45,047	62,015	220,291
Current Period Gross Charge Offs	—	—	—	4	27	164	48	243

Consumer
Satisfactory (1-4)	17,391	9,234	6,147	2,618	1,151	10,478	120,653	167,672
Watch (5)	—	—	5	—	4	194	107	310
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	1	9	11	20	—	53	1,452	1,546
Total	17,392	9,243	6,163	2,638	1,155	10,725	122,212	169,528
Current Period Gross Charge Offs	13	105	122	32	4	1,161	54	1,491

Combined
Satisfactory (1-4)	354,121	339,904	1,404,573	979,469	378,509	1,042,480	234,745	4,733,801
Watch (5)	—	—	1,010	3,296	149	11,380	107	15,942
Special Mention (6)	—	—	995	—	38	438	—	1,471
Classified (7-9)	1	882	398	226	464	5,701	2,962	10,634
Total	$354,122	$340,786	$1,406,976	$982,991	$379,160	$1,059,999	$237,814	$4,761,848
Current Period Gross Charge Offs	$13	$154	$176	$46	$31	$2,678	$102	$3,200

	Term Loans by Origination Year
							Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total

	(In Thousands)

One- to four-family residential construction
Satisfactory (1-4)	$12,528	$9,878	$41	$—	$—	$—	$7,181	$29,628
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	12,528	9,878	41	—	—	—	7,181	29,628
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	532	1,022	21,333	43	64	365	—	23,359
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	532	1,022	21,333	43	64	365	—	23,359
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	14,860	12,564	5,658	3,682	5,458	4,531	878	47,631
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	384	384
Total	14,860	12,564	5,658	3,682	5,458	4,531	1,262	48,015
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	60,895	422,727	203,918	15,867	—	—	—	703,407
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	60,895	422,727	203,918	15,867	—	—	—	703,407
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	66,733	330,489	203,781	108,232	60,288	118,570	483	888,576
Watch (5)	—	—	—	—	171	862	46	1,079
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	543	148	—	189	—	880
Total	66,733	330,489	204,324	108,380	60,459	119,621	529	890,535
Current Period Gross Charge Offs	—	—	—	—	—	11	20	31

Other residential (multi-family)
Satisfactory (1-4)	18,795	108,389	391,516	180,916	108,173	111,462	3,335	922,586
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	12,322	—	12,322
Classified (7-9)	—	—	—	—	—	7,163	—	7,163
Total	18,795	108,389	391,516	180,916	108,173	130,947	3,335	942,071
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	53,158	284,738	237,822	103,393	161,680	624,515	35,276	1,500,582
Watch (5)	—	—	—	—	154	5,348	—	5,502
Special Mention (6)	—	—	—	—	—	4,396	—	4,396
Classified (7-9)	—	—	—	—	—	10,552	—	10,552
Total	53,158	284,738	237,822	103,393	161,834	644,811	35,276	1,521,032
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	58,551	92,224	30,361	15,371	10,043	55,044	57,177	318,771
Watch (5)	—	—	—	—	—	1,369	—	1,369
Special Mention (6)	—	1,186	3,840	—	—	—	4,900	9,926
Classified (7-9)	—	—	4	27	—	—	—	31
Total	58,551	93,410	34,205	15,398	10,043	56,413	62,077	330,097
Current Period Gross Charge Offs	—	7	—	—	—	1,030	—	1,037

Consumer
Satisfactory (1-4)	16,629	12,010	6,163	2,811	828	12,089	122,166	172,696
Watch (5)	—	3	21	6	3	201	154	388
Special Mention (6)	—	—	—	—	—	—	8	8
Classified (7-9)	—	42	12	—	—	49	9	112
Total	16,629	12,055	6,196	2,817	831	12,339	122,337	173,204
Current Period Gross Charge Offs	4	135	24	3	18	1,493	77	1,754

Combined
Satisfactory (1-4)	302,681	1,274,041	1,100,593	430,315	346,534	926,576	226,496	4,607,236
Watch (5)	—	3	21	6	328	7,780	200	8,338
Special Mention (6)	—	1,186	3,840	—	—	16,718	4,908	26,652
Classified (7-9)	—	42	559	175	—	17,953	393	19,122
Total	$302,681	$1,275,272	$1,105,013	$430,496	$346,862	$969,027	$231,997	$4,661,348
Current Period Gross Charge Offs	$4	$142	$24	$3	$18	$2,534	$97	$2,822

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 8 and 10.

Certain directors and executive officers of the Company and the Bank, and their affiliates, are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit. At December 31, 2024 and 2023, loans outstanding to these directors and executive officers, and their related interests, are summarized as follows:

	2024	2023

	(In Thousands)

Balance, beginning of year	$16,026	$7,950
New loans	7,446	10,694
Payments	(15,127)	(2,618)

Balance, end of year	$8,345	$16,026

Note 4:      Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2024 and 2023, were as follows:

	2024	2023

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential	—	—
Commercial real estate	5,960	—
Commercial business	—	—
Consumer	33	23

Foreclosed assets held for sale and repossessions	5,993	23

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$5,993	$23

At December 31, 2024 and 2023, there was no other real estate owned not acquired through foreclosure.

At December 31, 2024 and 2023, residential mortgage loans totaling $12,000 and $-0-, respectively, were in the process of foreclosure.

Expense (income) applicable to other real estate owned and repossessions for the years ended December 31, 2024, 2023 and 2022, included the following:

	2024	2023	2022

	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(496)	$(42)	$(149)
Valuation write-downs	—	81	23
Operating expenses, net of rental income	192	272	485

	$(304)	$311	$359

Note 5:      Premises and Equipment

Major classifications of premises and equipment at December 31, 2024 and 2023, stated at cost, were as follows:

	2024	2023

	(In Thousands)

Land	$39,340	$39,617
Buildings and improvements	107,525	107,602
Furniture, fixtures and equipment	69,916	70,162
Operating leases right of use asset	6,390	6,621
	223,171	224,002
Less accumulated depreciation	90,705	85,411
	$132,466	$138,591

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of December 31, 2024, the lease right of use asset value was $6.4 million and the corresponding lease liability was $6.6 million. As of December 31, 2023, the lease right of use asset value was $6.6 million and the corresponding lease liability was $6.9 million. At December 31, 2024, expected lease terms ranged from 2.6 years to 13.9 years with a weighted-average lease term of 6.9 years. The weighted-average discount rate was 4.03%.

For the years ended December 31, 2024, 2023 and 2022, lease expense was $1.7 million, $1.7 million and $1.6 million, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs was $343,000, $317,000 and $307,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the years ended December 31, 2024, 2023 and 2022, income recognized from these lease agreements was $1.3 million, $1.3 million, and $1.2 million respectively, and was included in occupancy and equipment expense.

	At or For the Year Ended
	December 31, 2024	December 31, 2023

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$6,390	$6,621
Operating leases liability	$6,621	$6,870

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,735	$1,740
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,717	$1,681
Right of use assets obtained in exchange for lease obligations:
Operating leases	$814	$296

At December 31, 2024, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2025	$1,313
2026	1,338
2027	1,289
2028	1,019
2029	663
Thereafter	1,988

Future lease payments expected	7,610

Less interest portion of lease payments	(989)

Lease liability	$6,621

Note 6:      Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At December 31, 2024, the Company had 23 such investments, with a net carrying value of $98.8 million. At December 31, 2023, the Company had 22 such investments, with a net carrying value of $66.3 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $106.1 million as of December 31, 2024, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $95.7 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $11.4 million, $7.7 million and $4.9 million during 2024, 2023 and 2022, respectively. Investment amortization was $10.2 million, $7.2 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Investments in Community Development Entities

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At December 31, 2024, the Company had one such investment, with a net carrying value of $199,000. At December 31, 2023, the Company had one such investment, with a net carrying value of $361,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the proportional amortization method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $120,000, $100,000 and $100,000 during 2024, 2023 and 2022, respectively. Investment amortization amounted to $75,000, $83,000 and $83,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these New Market Tax Credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has also invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At December 31, 2024, the Company had no such investments, with the previous investment fully amortizing during 2024. At December 31, 2023 the Company had one such investment, with a net carrying value of $415,000. Under prior tax law, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income was not material. Currently, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $305,000, $258,000 and $258,000 during 2024, 2023 and 2022, respectively. Investment amortization amounted to $254,000, $214,000 and $214,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these Rehabilitation/Historic Tax Credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 7:     Deposits

Deposits at December 31, 2024 and 2023, are summarized as follows:

	Weighted Average
	Interest Rate	2024	2023

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$842,931	$895,496
Interest-bearing checking and savings accounts	1.39% and 1.67%	2,214,732	2,216,482
		3,057,663	3,111,978

Certificate accounts	0.00% - 0.99%	52,720	86,831
	1.00% - 1.99%	75,938	22,485
	2.00% - 2.99%	8,244	44,354
	3.00% - 3.99%	89,967	46,304
	4.00% - 4.99%	548,903	739,645
	5.00% and above	—	8,583
		775,772	948,202

Brokered deposits	4.61% and 5.20%	772,114	661,528
		772,114	661,528

		$4,605,549	$4,721,708

The weighted average interest rate on certificates of deposit was 3.62% and 3.79% at December 31, 2024 and 2023, respectively.

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $772.1 million and $661.5 million at December 31, 2024 and December 31, 2023, respectively. At both December 31, 2024 and 2023, brokered deposits included $300.0 million of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At December 31, 2024, approximately 36% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 15% of the Company’s total deposits were uninsured at December 31, 2024.

At December 31, 2024, scheduled maturities of certificates of deposit and brokered deposits were as follows:

	Retail	Brokered	Total

	(In Thousands)

2025	$762,159	$623,919	$1,386,078
2026	8,381	148,195	156,576
2027	2,761	—	2,761
2028	947	—	947
2029	584	—	584
Thereafter	940	—	940

	$775,772	$772,114	$1,547,886

A summary of interest expense on deposits for the years ended December 31, 2024, 2023 and 2022, is as follows:

	2024	2023	2022

	(In Thousands)

Checking and savings accounts	$38,140	$28,579	$5,968
Certificate accounts	34,262	29,796	8,788
Brokered deposits	37,537	30,719	6,162
Early withdrawal penalties	(234)	(337)	(242)

	$109,705	$88,757	$20,676

Note 8:     Advances From Federal Home Loan Bank

At December 31, 2024 and 2023, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At December 31, 2024 and 2023, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. Investment securities with carrying values of approximately $110.4 million and $-0-, respectively, were pledged as collateral for FHLB borrowings at December 31, 2024 and 2023. Loans with carrying values of approximately $2.12 billion and $1.74 billion were pledged as collateral for outstanding advances or borrowings at December 31, 2024 and 2023, respectively. The Bank had $1.06 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2024.

Note 9:      Short-Term Borrowings

Short-term borrowings at December 31, 2024 and 2023, are summarized as follows:

	2024	2023

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,247	$1,610
Securities sold under reverse repurchase agreements	64,444	70,843
Short-term borrowings from Federal Reserve Bank	180,000	—
Overnight borrowings from the Federal Home Loan Bank	333,000	251,000

	$578,691	$323,453

Short-term borrowings from the Federal Reserve Bank at December 31, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing, which matured in January 2025 and had a fixed interest rate of 4.83%, could be repaid in full or in part without penalty prior to its stated maturity date. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $187.7 million as of December 31, 2024. This BTFP borrowing was repaid in January 2025.

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

Short-term borrowings had weighted average interest rates of 4.32% at December 31, 2024, compared to 4.76% at December 31, 2023. Short-term borrowings averaged approximately $433.8 million and $225.1 million for the years ended December 31, 2024 and 2023, respectively. The maximum amounts outstanding at any month end were $578.7 million and $410.6 million, respectively, during those same years.

The following table represents the Company’s securities sold under reverse repurchase agreements, which contractually mature daily, at December 31, 2024 and 2023:

	2024	2023

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$64,444	$70,843

Note 10:      Federal Reserve Bank Borrowings

At December 31, 2024 and 2023, the Bank had $343.4 million and $452.0 million, respectively, available under a primary line-of-credit borrowing arrangement with the Federal Reserve Bank. The line is secured primarily by consumer and commercial loans. There were no amounts borrowed under this arrangement at December 31, 2024 or 2023.

As discussed in Note 9, in January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s BTFP, which was repaid upon maturity in January 2025.

Note 11:      Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bore a floating distribution rate equal to 90-day LIBOR plus 1.60% through June 30, 2023. After June 30, 2023, the Trust II securities bear a floating distribution rate equal to three-month CME Term SOFR, plus a spread adjustment for the change from LIBOR, plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 6.43% and 7.24% at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, subordinated debentures issued to capital trusts were as follows:

	2024	2023

	(In Thousands)

Subordinated debentures	$25,774	$25,774

Note 12:      Subordinated Notes

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

Amortization of the debt issuance costs during each of the years ended December 31, 2024 and 2023, totaled $297,000 and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.90 % and 5.92%, respectively.

At December 31, 2024 and 2023, subordinated notes are summarized as follows:

	2024	2023

	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	124	421
	$74,876	$74,579

Note 13:     Income Taxes

The Company files a consolidated federal income tax return. As of December 31, 2024 and 2023, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million at both December 31, 2024 and 2023.

During the years ended December 31, 2024, 2023 and 2022, the provision for income taxes included these components:

	2024	2023	2022

	(In Thousands)

Taxes currently payable	$13,233	$14,559	$15,769
Deferred income taxes	457	2,985	2,485

Income taxes	$13,690	$17,544	$18,254

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2024	2023

	(In Thousands)
Deferred tax assets
Allowance for credit losses	$15,933	$15,911
Liability for unfunded commitments	2,092	1,842
Interest on nonperforming loans	93	71
Accrued expenses and other	2,123	1,676
Capital loss carryforward	158	150
Unrealized loss on available-for-sale securities	15,055	13,208
Unrealized loss on securities transferred to held-to-maturity securities	64	16
Unrealized loss on active cash flow derivatives	4,186	4,255
Income recognized for tax in excess of book related to terminated cash flow derivatives	1,528	3,532
Deferred income	100	124
Difference in basis for acquired assets and liabilities	—	353
	41,332	41,138

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(6,654)	(7,697)
FHLB stock dividends	—	(337)
Partnership tax credits	(1,899)	(998)
Prepaid expenses	(781)	(1,373)
Difference in basis for acquired assets and liabilities	(31)	—
Unrealized gain on terminated cash flow derivatives	(1,528)	(3,532)
Other	(263)	(277)
	(11,156)	(14,214)

Net deferred tax asset	$30,176	$26,924

Reconciliations of the Company’s effective tax rates, for the years indicated, from continuing operations to the statutory corporate tax rates were as follows:

	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)	(0.5)
Tax credits	(4.4)	(2.7)	(1.6)
State taxes	1.7	1.7	1.8
Deferred tax rate change benefit	—	—	(0.6)
Other	0.3	1.1	(0.7)

	18.1%	20.6%	19.4%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2020 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission (MAHC), which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company previously filed a motion for summary decision with the MAHC and, on January 26, 2024, the MAHC granted the motion in favor of the Company, upholding the Company’s position related to the exclusion of certain income in the calculation of Missouri income tax. In February 2024, the Missouri Department of Revenue confirmed to the Company in writing that it would not exercise its right to appeal the decision to the Missouri State Supreme Court.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2024 and 2023:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)

December 31, 2024
Available-for-sale securities
Agency mortgage-backed securities	$305,907	$—	$305,907	$—
Agency collateralized mortgage obligations	113,624	—	113,624	—
States and political subdivisions securities	55,948	—	55,948	—
Small Business Administration securities	57,894	—	57,894	—
Interest rate derivative asset	8,065	—	8,065	—
Interest rate derivative liability	(25,000)	—	(25,000)	—

December 31, 2023
Available-for-sale securities
Agency mortgage-backed securities	$280,231	$—	$280,231	$—
Agency collateralized mortgage obligations	75,946	—	75,946	—
States and political subdivisions securities	58,137	—	58,137	—
Small Business Administration securities	63,893	—	63,893	—
Interest rate derivative asset	8,205	—	8,205	—
Interest rate derivative liability	(25,336)	—	(25,336)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2024 and 2023, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the year ended December 31, 2024.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at December 31, 2024 or December 31, 2023.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2024 and 2023:

	Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
December 31, 2024
Collateral-dependent loans	$701	$—	$—	$701

December 31, 2023
Collateral-dependent loans	$7,372	$—	$—	$7,372

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At December 31, 2024 and 2023, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2024 and December 31, 2023, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at December 31, 2024 or 2023.

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

	December 31, 2024			December 31, 2023
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$195,756	$195,756	1	$211,333	$211,333	1
Held-to-maturity securities	187,433	162,765	2	195,023	171,193	2
Mortgage loans held for sale	6,937	6,937	2	5,849	5,849	2
Loans, net of allowance for credit losses	4,690,393	4,529,729	3	4,589,620	4,402,314	3
Interest receivable	20,430	20,430	3	21,206	21,206	3
Investment in FHLB stock and other assets	28,392	28,392	3	26,313	26,313	3

Financial liabilities
Deposits	4,605,549	4,602,312	3	4,721,708	4,714,624	3
Short-term borrowings	578,691	578,691	3	323,453	323,453	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,876	74,438	2	74,579	71,625	2
Interest payable	12,761	12,761	3	6,225	6,225	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	72	72	3	78	78	3
Lines of credit	—	—	3	—	—	3

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

At December 31, 2024, the Company had five interest rate swaps, totaling $86.7 million in notional amount, with commercial customers, and five interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2024, the Company had one participation loan purchased totaling $8.4 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2023, the Company had six interest rate swaps totaling $82.2 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2023, the Company had one participation loan purchased totaling $8.6 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the years ended December 31, 2024, 2023 and 2022, the Company recognized net gains (losses) of $(58,000), $(337,000) and $321,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In January 2024, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. At the time of the early termination, the Company recorded a market value adjustment to the brokered deposits of $163,000, which was amortized as a reduction of interest expense from January 2024 through February 2025.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI) and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. The Company recorded interest income of $8.1 million related to this terminated swap in each of the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once the USD-LIBOR rate ceased to be available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent the floating rate of interest exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeded the floating rate of interest, the Company received net interest settlements, which were recorded as loan interest income. As this interest rate swap reached its contractual termination date of March 1, 2024, there has been no further interest income impact related to this swap after the three months ended March 31, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million and $10.4 million for the years ended December 31, 2024 and December 31, 2023, respectively.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At December 31, 2024, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.52766%. The Company recorded a reduction of loan interest income related to the two July 2022 interest rate swaps of $10.4 million and $7.2 million for the year ended December 31, 2024 and 2023.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the years ended December 31, 2024 and 2023, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2024	2023

		(In Thousands)

Derivatives designated as hedging instruments

Derivative Liabilities
Active interest rate swaps	Accrued expenses and other liabilities	$17,014	$17,296

Total derivatives designated as hedging instruments		$17,014	$17,296

Derivatives not designated as hedging instruments

Derivative Assets
Interest rate products	Prepaid expenses and other assets	$8,065	$8,205

Total derivatives not designated as hedging instruments		$8,065	$8,205

Derivative Liabilities
Interest rate products	Accrued expenses and other liabilities	$7,986	$8,040

Total derivatives not designated as hedging instruments		$7,986	$8,040

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Year Ended December 31,
Cash Flow Hedges	2024	2023	2022

	(In Thousands)

Terminated interest rate swaps, net of income taxes	$(6,286)	$(6,267)	$(6,271)
Active interest rate swaps, net of income taxes	214	10,541	(23,582)
	$(6,072)	$4,274	$(29,853)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Year Ended December 31,
Cash Flow Hedges	2024		2023		2022
	Interest	Interest	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense	Income	Expense

	(In Thousands)

Terminated interest rate swaps	$8,145	$—	$8,122	$—	$8,123	$—
Active interest rate swaps	(12,281)	—	(17,618)	—	(941)	—
	$(4,136)	$—	$(9,496)	$—	$7,182	$—

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

At December 31, 2024, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $79,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At December 31, 2024, the Company had given cash collateral to one derivative counterparty of $9.9 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $8.1 million for commercial lending swaps and collateral from the Company of $17.7 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at December 31, 2024 or December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

At December 31, 2024 and 2023, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $34.5 million and $1.6 million, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $14.4 million and $12.3 million at December 31, 2024 and 2023, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $16.8 million and $16.5 million at December 31, 2024 and 2023, respectively, with no letters of credit having terms over five years.

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

At December 31, 2024, the Bank had granted unused lines of credit to borrowers aggregating approximately $993.8 million and $205.6 million for commercial lines and open-end consumer lines, respectively. At December 31, 2023, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.0 billion and $204.0 million for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas. Although the Bank has a diversified portfolio, loans (including FDIC-assisted acquired loans) aggregating approximately $781.4 million and $788.6 million at December 31, 2024 and 2023, respectively, were secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis area.

Note 17:      Additional Cash Flow Information

	Year Ended December 31,
	2024	2023	2022

	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$15,771	$142	$371
Sale and financing of foreclosed assets	9,585	—	—
Transfer of available-for-sale securities to held-to-maturity	—	—	226,500
Conversion of premises and equipment to foreclosed assets	994	—	—
Increase in unfunded portion of investments in tax credit partnerships and corresponding liability for future funding upon accounting standard adoption	30,555	—	—
Dividends declared but not paid	4,692	4,722	4,893

Additional Cash Payment Information
Interest paid	129,019	100,405	24,999
Income taxes paid	3,653	7,888	10,258

Note 18:      Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements. Effective July 1, 2006, this plan was closed to new participants. Employees already in the plan continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Company’s policy is to fund pension cost accrued. Employer contributions charged to expense for this plan for the years ended December 31, 2024, 2023 and 2022, were approximately $1.5 million, $1.7 million and $1.5 million, respectively. The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan. The funded status of the plan as of July 1, 2024 and 2023, was 93.4% and 94.4%, respectively. The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2024 and 2023, respectively, divided by the funding target. No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees. The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation. Employer contributions charged to expense for this plan for the years ended December 31, 2024, 2023 and 2022, were approximately $1.8 million, $1.8 million and $1.7 million, respectively.

Note 19:      Stock Compensation Plans

The Company established the 2013 Equity Incentive Plan (the “2013 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock. On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon the stockholders’ approval of the 2018 Plan, the 2013 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2013 Plan were not affected. At December 31, 2024, 124,676 options were outstanding under the 2013 Plan.

The Company established the 2018 Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 800,000 shares of common stock. On May 11, 2022, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”). Upon the stockholders’ approval of the 2022 Plan, the 2018 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2018 Plan; however, existing outstanding awards under the 2018 Plan were not affected. At December 31, 2024, 492,658 options were outstanding under the 2018 Plan.

The 2022 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The number of shares of common stock available for awards under the 2022 Plan is 900,000 (the “2022 Plan Limit”). Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2022 Plan Limit on a 2.5-to-1 basis. At December 31, 2024, 589,987 options were outstanding under the 2022 Plan.

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

Stock awards may be granted upon terms and conditions determined solely at the discretion of the Compensation Committee.

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

		Shares	Weighted
	Available	Under	Average
	to be Granted	Option	Exercise Price

Balance, January 1, 2022	86,672	1,033,303	$50.528
Granted from 2018 Plan	(2,500)	2,500	61.550
Forfeited from terminated plan(s)	39,235	(39,235)	52.523
Termination of 2018 Plan	(123,407)	—	—
Available to be granted from 2022 Plan	900,000	—	—
Granted from 2022 Plan	(205,900)	205,900	61.505
Exercised	—	(136,801)	42.149
Forfeited from current plan(s)	750	(750)	61.550

Balance, December 31, 2022	694,850	1,064,917	53.671
Forfeited from terminated plan(s)	—	(9,100)	51.123
Granted from 2022 Plan	(210,300)	210,300	53.166
Exercised	—	(22,762)	38.830
Forfeited from current plan(s)	3,050	(3,050)	61.550

Balance, December 31, 2023	487,600	1,240,305	53.857
Forfeited from terminated plan(s)	—	(15,634)	51.289
Granted from 2022 Plan	(214,800)	214,800	61.706
Exercised	—	(203,601)	49.586
Forfeited from current plan(s)	28,549	(28,549)	57.483

Balance, December 31, 2024	301,349	1,207,321	$55.921

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022

Expected dividends per share	$1.60	$1.60	$1.60
Risk-free interest rate	4.31%	4.51%	3.77%
Expected life of options	6 years	6 years	6 years
Expected volatility	25.48%	23.69%	23.70%
Weighted average fair value of options granted during year	$15.01	$11.69	$13.46

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

The following table presents the activity related to options under all plans for the year ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2024	1,240,305	$53.857	6.74 years
Granted	214,800	61.706
Exercised	(203,601)	49.586
Forfeited	(44,183)	55.291
Options outstanding, December 31, 2024	1,207,321	55.921	6.80 years

Options exercisable, December 31, 2024	539,611	$53.798	4.63 years

For the years ended December 31, 2024, 2023 and 2022, options granted were 214,800, 210,300, and 208,400, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2024, 2023 and 2022, was $2.7 million, $354,000 and $2.6 million, respectively. Cash received from the exercise of options for the years ended December 31, 2024, 2023 and 2022, was $10.1 million, $884,000 and $6.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.5 million, $212,000 and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of options outstanding at December 31, 2024, 2023 and 2022, was $5.4 million, $7.4 million and $6.7 million, respectively. The total intrinsic value of options exercisable at December 31, 2024, 2023 and 2022, was $3.3 million, $4.5 million and $4.1 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2024.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2024	668,815	$55.711	$11.640
Granted	214,800	61.706	15.013
Vested this period	(176,580)	55.582	11.002
Nonvested options forfeited	(39,325)	56.320	12.113

Nonvested options, December 31, 2024	667,710	$57.638	$12.866

For the years ended December 31, 2024, 2023 and 2022, compensation expense for stock option grants was $1.8 million, $1.6 million and $1.4 million, respectively. At December 31, 2024, there was $8.1 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans. This compensation cost is expected to be recognized through 2030, with the majority of this expense recognized in 2025 and 2026.

The following table further summarizes information about stock options outstanding at December 31, 2024:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$41.300 to 41.740	149,610	4.74 years	$41.632	113,686	$41.598
$50.710 to 59.750	551,814	6.24 years	54.831	270,205	55.046
$60.150 to 61.790	505,897	8.02 years	61.336	155,720	60.537

	1,207,321	6.80 years	$55.921	539,611	$53.798

Note 20:      Significant Estimates and Concentrations

GAAP requires disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses are reflected in Note 3. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

Note 21:      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2024	2023

	(In Thousands)

Net unrealized loss on available-for-sale securities	$(61,191)	$(53,685)

Net unrealized loss on held-to-maturity securities	(262)	(65)

Net unrealized loss on active derivatives used for cash flow hedges	(17,014)	(17,296)

Net unrealized gain on terminated derivatives used for cash flow hedges	6,209	14,354
	(72,258)	(56,692)

Tax effect	17,896	14,211

Net-of-tax amount	$(54,362)	$(42,481)

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2024, 2023 and 2022, were as follows:

	Amounts Reclassified
	from AOCI			Affected Line Item in the
	2024	2023	2022	Statements of Income

	(In Thousands)

Unrealized loss on available-for-sale securities	$—	$—	$(130)	Net realized loss on available-for-sale securities (total reclassified amount before tax)

Change in fair value of cash flow hedge	8,145	8,122	8,123	Amortization of realized gain on termination of cash flow hedge (total reclassification amount before tax)

Income taxes	(1,859)	(1,855)	(1,820)	Provision for income taxes

Total reclassifications out of AOCI	$6,286	$6,267	$6,173

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2024) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2024, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2024, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of December 31, 2024, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2024 and 2023, the Company and the Bank exceeded their minimum capital requirements then in effect. The entities may not pay dividends which would reduce capital below the minimum requirements shown below. In addition to the minimum capital ratios, the capital rules include a capital conservation buffer, under which a banking organization must have Common Equity Tier 1 capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses. The net unrealized gain or loss on securities is not included in computing regulatory capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2024
Total capital
Great Southern Bancorp, Inc.	$809,221	15.4%	$419,108	8.0%	N/A	N/A
Great Southern Bank	$725,974	13.9%	$418,985	8.0%	$523,732	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$668,639	12.8%	$314,331	6.0%	N/A	N/A
Great Southern Bank	$660,411	12.6%	$314,239	6.0%	$418,985	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$668,639	11.2%	$239,536	4.0%	N/A	N/A
Great Southern Bank	$660,411	11.0%	$239,487	4.0%	$299,359	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$643,639	12.3%	$235,748	4.5%	N/A	N/A
Great Southern Bank	$660,411	12.6%	$235,679	4.5%	$340,426	6.5%

As of December 31, 2023
Total capital
Great Southern Bancorp, Inc.	$770,885	15.2%	$406,994	8.0%	N/A	N/A
Great Southern Bank	$728,113	14.3%	$406,744	8.0%	$508,430	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$632,279	12.4%	$305,246	6.0%	N/A	N/A
Great Southern Bank	$664,545	13.1%	$305,058	6.0%	$406,744	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$632,279	11.0%	$229,992	4.0%	N/A	N/A
Great Southern Bank	$664,545	11.6%	$229,692	4.0%	$287,115	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$607,279	11.9%	$228,934	4.5%	N/A	N/A
Great Southern Bank	$664,545	13.1%	$228,794	4.5%	$330,480	6.5%

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

The Company previously reported certain issues and contractual disputes regarding its proposed conversion to a new core banking platform to be delivered by a third-party vendor. These issues and disputes ultimately led to the Company terminating the Master Agreement with the third-party vendor and initiating litigation against them, with the third-party vendor filing a counterclaim against the Company.

In December 2024, an agreement in principle was reached between the Company and the third-party vendor whereby the Master Agreement would be terminated and the parties’ card servicing agreement would be continued and expanded. The Company recorded a $2.0 million accrued expense in 2024 in connection with these developments. However, at this time, no assurance can be given as to when or whether final agreements will be executed and a full settlement of the matter will be achieved.

Note 24:      Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2024, 2023 and 2022:

		2024
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$77,390	$80,927	$83,796	$82,585
Interest expense	32,574	34,109	35,821	33,051
Provision for credit losses on loans	500	—	1,200	—
Provision (credit) for unfunded commitments	130	(607)	(63)	1,556
Net realized gain (loss) on available-for-sale securities	—	—	—	—
Non-interest income	6,806	9,833	6,992	6,934
Non-interest expense	34,422	36,409	33,717	36,947
Provision for income taxes	3,163	3,861	3,623	3,043
Net income available to common shareholders	13,407	16,988	16,490	14,922
Earnings per common share – diluted	1.13	1.45	1.41	1.27

		2023
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$71,463	$73,618	$75,272	$76,482
Interest expense	18,271	25,480	28,534	31,335
Provision for credit losses on loans	1,500	—	—	750
Provision (credit) for unfunded commitments	(826)	(1,619)	(1,195)	(1,689)
Net realized gain (loss) on available-for-sale securities	—	—	—	—
Non-interest income	7,889	7,769	7,852	6,563
Non-interest expense	34,463	34,718	35,557	36,285
Provision for income taxes	5,488	4,488	4,349	3,219
Net income available to common shareholders	20,456	18,320	15,879	13,145
Earnings per common share – diluted	1.67	1.52	1.33	1.11

		2022
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$46,673	$52,698	$59,657	$67,949
Interest expense	3,407	3,867	6,759	13,330
Provision (credit) for credit losses on loans	—	—	2,000	1,000
Provision (credit) for unfunded commitments	(193)	2,223	1,315	(159)
Net realized gain (loss) on available-for-sale securities	7	—	31	(168)
Non-interest income	9,176	9,319	7,984	7,661
Non-interest expense	31,268	33,004	34,758	34,336
Provision for income taxes	4,380	4,699	4,676	4,499
Net income available to common shareholders	16,987	18,224	18,133	22,604
Earnings per common share – diluted	1.30	1.44	1.46	1.84

Note 25:      Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2024 and 2023, and statements of income, comprehensive income and cash flows for the years ended December 31, 2024, 2023 and 2022, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2024	2023

	(In Thousands)
Statements of Financial Condition

Assets
Cash	$87,621	$47,048
Investment in subsidiary bank	616,340	629,096
Deferred and accrued income taxes	618	641
Prepaid expenses and other assets	898	877

	$705,477	$677,662

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,259	$5,480
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,876	74,579
Common stock	117	118
Additional paid-in capital	50,336	44,320
Retained earnings	603,477	569,872
Accumulated other comprehensive income (loss)	(54,362)	(42,481)

	$705,477	$677,662

	2024	2023	2022

	(In Thousands)

Statements of Income

Income
Dividends from subsidiary bank	$70,000	$65,000	$60,000
Other income	—	—	—

	70,000	65,000	60,000

Expense
Operating expenses	3,280	2,780	2,550
Interest expense	6,221	6,158	5,298

	9,501	8,938	7,848

Income before income tax and equity in undistributed earnings of subsidiaries	60,499	56,062	52,152
Credit for income taxes	(1,960)	(1,932)	(1,608)

Income before equity in earnings of subsidiaries	62,459	57,994	53,760

Equity in undistributed earnings of subsidiaries	(652)	9,806	22,188

Net income	$61,807	$67,800	$75,948

	2024	2023	2022

	(In Thousands)

Statements of Cash Flows

Operating Activities
Net income	$61,807	$67,800	$75,948
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	652	(9,806)	(22,188)
Compensation expense for stock option grants	1,770	1,621	1,437
Amortization of interest rate derivative and deferred costs on subordinated notes	297	298	297
Changes in
Prepaid expenses and other assets	(21)	5	(14)
Accounts payable and accrued expenses	(191)	250	69
Income taxes	23	(493)	(54)
Net cash provided by operating activities	64,337	59,675	55,495

Investing Activities
Net cash provided by investing activities	—	—	—

Financing Activities
Purchases of the Company’s common stock	(15,152)	(23,326)	(61,847)
Dividends paid	(18,708)	(19,282)	(19,181)
Stock options exercised	10,096	884	6,258
Net cash used in financing activities	(23,764)	(41,724)	(74,770)

Increase (Decrease) in Cash	40,573	17,951	(19,275)

Cash, Beginning of Year	47,048	29,097	48,372

Cash, End of Year	$87,621	$47,048	$29,097

Additional Cash Payment Information
Interest paid	$6,247	$6,107	$5,115

	2024	2023	2022

	(In Thousands)

Statements of Comprehensive Income

Net Income	$61,807	$67,800	$75,948

Comprehensive income (loss) of subsidiaries	(11,881)	10,874	(86,114)

Comprehensive Income (Loss)	$49,926	$78,674	$(10,166)

Note 26:      Operating Segments

The Company’s banking operation is its only operating segment. The banking operation is principally engaged in the business of originating residential and commercial real estate loans, construction loans, commercial business loans and consumer loans and funding these loans by attracting deposits from the general public, accepting brokered deposits and borrowing from the Federal Home Loan Bank and others. The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance. The parent holding company does not have any significant operations other than ownership of the Bank, and the parent holding company’s only income is equity in the earnings of the Bank.

Our chief executive officer is our chief operating decision maker. Our chief executive officer reviews actual net income versus budgeted net income, as well as comparison to other comparable financial reporting periods, to assess performance on a monthly basis and to make decisions about allocating capital and personnel.

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below at December 31, 2024, 2023 and 2022.

	2024	2023	2022
		(In Thousands)

Interest income	$324,698	$296,835	$226,977
Interest expense	135,555	103,620	27,363
Net interest income	189,143	193,215	199,614

Credit loss expense	2,716	(3,079)	6,187
Net interest income after credit loss expense	186,427	196,294	193,427

Non-interest Income
Commissions	1,227	1,153	1,208
Overdraft and insufficient funds fees	5,140	7,617	7,872
Point-of-sale and ATM fee income and service charges	13,586	14,346	15,705
Net gain on loan sales	3,779	2,354	2,584
Net realized loss on sales of available-for-sale securities	—	—	(130)
Late charges and fees on loans	512	786	1,182
Fees from debit card contracts	1,804	2,579	2,304
Other income	4,517	1,238	3,416
	30,565	30,073	34,141

Non-interest Expense
Salaries and incentives	63,954	63,641	61,091
Employee benefits	14,645	14,880	14,209
Net occupancy expense	12,430	12,357	11,963
Technology, furniture and equipment expense	19,688	18,477	16,508
Postage	3,329	3,590	3,379
Insurance	4,622	4,542	3,197
Advertising	3,124	3,396	3,261
Office supplies and printing	1,008	1,057	867
Telephone	2,772	2,730	3,170
Legal, audit and other professional fees	5,399	7,086	6,330
Expense (income) on other real estate and repossessions	(304)	311	359
Acquired intangible asset amortization	433	286	768
Travel meals and entertainment	2,066	2,076	1,827
Other operating expenses	8,329	6,594	6,437
	141,495	141,023	133,366

Income Before Income Taxes	75,497	85,344	94,202
Provision for Income Taxes	13,690	17,544	18,254
Net Income	$61,807	$67,800	$75,948

The measure of segment assets is based on total assets as reported on the consolidated statements of financial condition. For the years ended December 31, 2024 and 2023, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated statements of financial condition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2024, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting as of December 31, 2024, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 7, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/Forvis Mazars, LLP

Springfield, Missouri

March 7, 2025

ITEM 9B.OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Insider Trading Policy. The information concerning our insider trading policy required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. Our code of ethics is available on our website, at https://investors.greatsouthernbank.com/corporate-governance/documents.

ITEM 11.EXECUTIVE COMPENSATION.

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
	to be issued upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Shares
Plan Category	and Rights	and Rights	Reflected in the First Column)
Equity compensation plans approved by stockholders	1,207,321	$55.921	301,349	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,207,321	$55.921	301,349
(1)	Represents shares available for future awards under the Company’s 2022 Omnibus Incentive Plan. Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2022 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

(4)	Instruments defining the rights of security holders, including indentures

The description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, previously filed with the Commission (File no. 000-18082) as Exhibit 4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference.

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

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

A description of the current salary and bonus arrangements for the Registrant’s executive officers for 2025 is attached as Exhibit 10.7.*

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

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(19)	Insider trading policies and procedures

A copy of the Registrant’s insider trading policy is attached hereto as Exhibit 19.

(21)	Subsidiaries of the registrant

A list of the Registrant’s subsidiaries is attached hereto as Exhibit 21.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

The consent of Forvis Mazars, LLP (PCAOB ID 686) to the incorporation by reference into the Registration Statements on Form S-8 (File nos. 333-189497, 333-225665 and 333-265683) previously filed with the Commission of their reports included in this Form 10-K, is attached hereto as Exhibit 23.

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

Attached as Exhibit 32.

(97)	Great Southern Bancorp, Inc. Compensation Recovery Policy

Attached as Exhibit 97.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

GREAT SOUTHERN BANCORP, INC.

Date: March 7, 2025	By:	/s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner	President, Chief Executive Officer and Director	March 7, 2025
Joseph W. Turner	(Principal Executive Officer)

/s/ William V. Turner	Chairman of the Board	March 7, 2025
William V. Turner

/s/ Rex A. Copeland	Treasurer (Principal Financial Officer and	March 7, 2025
Rex A. Copeland	Principal Accounting Officer)

/s/ Kevin R. Ausburn	Director	March 7, 2025
Kevin R. Ausburn

/s/ Julie T. Brown	Director	March 7, 2025
Julie T. Brown

/s/ Thomas J. Carlson	Director	March 7, 2025
Thomas J. Carlson

/s/ Amelia A. Counts	Director	March 7, 2025
Amelia A. Counts

/s/ Steven D. Edwards	Director	March 7, 2025
Steven D. Edwards

/s/ Debra Mallonee (Shantz) Hart	Director	March 7, 2025
Debra Mallonee (Shantz) Hart

/s/ Douglas M. Pitt	Director	March 7, 2025
Douglas M. Pitt

/s/ Earl A. Steinert, Jr.	Director	March 7, 2025
Earl A. Steinert, Jr.