Form 10-Q
period 2025-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2025-05-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,467,920 shares of common stock, par value $.01 per share, outstanding at May 5, 2025.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Number of Shares)

	MARCH 31,	DECEMBER 31,
	2025	2024

	(Unaudited)
ASSETS
Cash	$106,336	$109,366
Interest-bearing deposits in other financial institutions	110,845	86,390
Cash and cash equivalents	217,181	195,756

Available-for-sale securities	535,914	533,373
Held-to-maturity securities	185,853	187,433
Mortgage loans held for sale	6,857	6,937
Loans receivable, net of allowance for credit losses of $64,704 – March 2025; $64,760 – December 2024	4,690,636	4,690,393
Interest receivable	21,504	20,430
Prepaid expenses and other assets	132,930	136,594
Other real estate owned and repossessions, net	6,036	5,993
Premises and equipment, net	132,165	132,466
Goodwill and other intangible assets	9,985	10,094
Federal Home Loan Bank stock and other interest-earning assets	25,813	28,392
Current and deferred income taxes	28,968	33,767
Total Assets	$5,993,842	$5,981,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,758,046	$4,605,549
Securities sold under reverse repurchase agreements with customers	75,322	64,444
Short-term borrowings and other interest-bearing liabilities	359,907	514,247
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,950	74,876
Accrued interest payable	5,416	12,761
Advances from borrowers for taxes and insurance	7,451	5,272
Accrued expenses and other liabilities	65,528	70,634
Liability for unfunded commitments	8,155	8,503
Total Liabilities	5,380,549	5,382,060

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2025 and December 2024 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2025 – 11,565,211 shares; December 2024 – 11,723,548 shares	116	117
Additional paid-in capital	51,076	50,336
Retained earnings	606,239	603,477
Accumulated other comprehensive loss	(44,138)	(54,362)
Total Stockholders’ Equity	613,293	599,568

Total Liabilities and Stockholders’ Equity	$5,993,842	$5,981,628

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024

	(Unaudited)
INTEREST INCOME
Loans	$73,071	$71,076
Investment securities and other	7,172	6,314
TOTAL INTEREST INCOME	80,243	77,390

INTEREST EXPENSE
Deposits	24,600	27,637
Securities sold under reverse repurchase agreements	371	333
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4,450	3,044
Subordinated debentures issued to capital trust	382	454
Subordinated notes	1,106	1,106
TOTAL INTEREST EXPENSE	30,909	32,574

NET INTEREST INCOME	49,334	44,816
PROVISION FOR CREDIT LOSSES ON LOANS	—	500
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(348)	130
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	49,682	44,186

NON-INTEREST INCOME
Commissions	262	381
Overdraft and insufficient funds fees	1,215	1,289
Point-Of-Sale and ATM fee income and service charges	3,234	3,183
Net gains on loan sales	601	677
Late charges and fees on loans	243	167
Loss on derivative interest rate products	(24)	(13)
Other income	1,059	1,122
TOTAL NON-INTEREST INCOME	6,590	6,806

NON-INTEREST EXPENSE
Salaries and employee benefits	20,129	19,656
Net occupancy and equipment expense	8,533	7,839
Postage	931	807
Insurance	1,165	1,144
Advertising	290	350
Office supplies and printing	266	267
Telephone	706	721
Legal, audit and other professional fees	1,038	1,725
Expense (income) on other real estate and repossessions	(70)	61
Acquired intangible asset amortization	108	108
Other operating expenses	1,726	1,744
TOTAL NON-INTEREST EXPENSE	34,822	34,422

INCOME BEFORE INCOME TAXES	21,450	16,570
PROVISION FOR INCOME TAXES	4,290	3,163
NET INCOME	$17,160	$13,407

Basic Earnings Per Common Share	$1.47	$1.14
Diluted Earnings Per Common Share	$1.47	$1.13

Dividends Declared Per Common Share	$0.40	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024

	(Unaudited)
Net Income	$17,160	$13,407

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $2,490 and $(1,782), for 2025 and 2024, respectively	7,633	(5,460)

Unrealized loss on securities transferred to held-to-maturity, net of taxes (credit) of $(15) and $(12) for 2025 and 2024, respectively	(44)	(36)

Amortization of realized loss on termination of cash flow hedge, net of taxes (credit) of $(457) and $(461), for 2025 and 2024, respectively	(1,546)	(1,564)

Change in value of active cash flow hedges, net of taxes (credit) of $1,364 and $(969) for 2025 and 2024, respectively	4,181	(2,968)

Comprehensive Income	$27,384	$3,379

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED MARCH 31, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2025	$117	$50,336	$603,477	$(54,362)	$—	$599,568
Net income	—	—	17,160	—	—	17,160
Stock issued under Stock Option Plan	—	740	—	—	441	1,181
Common cash dividends declared, $0.40 per share	—	—	(4,626)	—	—	(4,626)
Change in fair value of cash flow hedges	—	—	—	2,635	—	2,635
Change in unrealized loss on held-to-maturity securities	—	—	—	(44)	—	(44)
Change in unrealized gain on available-for-sale securities	—	—	—	7,633	—	7,633
Repurchase of the Company’s common stock	—	—	—	—	(10,214)	(10,214)
Reclassification of treasury stock per Maryland law	(1)	—	(9,772)	—	9,773	—
Balance, March 31, 2025	$116	$51,076	$606,239	$(44,138)	$—	$613,293

	THREE MONTHS ENDED MARCH 31, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2024	$118	$44,320	$569,872	$(42,481)	$—	$571,829
Net income	—	—	13,407	—	—	13,407
Stock issued under Stock Option Plan	—	487	—	—	205	692
Common cash dividends declared, $0.40 per share	—	—	(4,680)	—	—	(4,680)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Change in fair value of cash flow hedges	—	—	—	(4,532)	—	(4,532)
Change in unrealized loss on held-to-maturity securities	—	—	—	(36)	—	(36)
Change in unrealized loss on available-for-sale securities	—	—	—	(5,460)	—	(5,460)
Repurchase of the Company’s common stock	—	—	—	—	(5,835)	(5,835)
Reclassification of treasury stock per Maryland law	(1)	—	(5,629)	—	5,630	—
Balance, March 31, 2024	$117	$44,807	$572,747	$(52,509)	$—	$565,162

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,160	$13,407
Proceeds from sales of loans held for sale	28,761	37,509
Originations of loans held for sale	(27,636)	(41,578)
Items not requiring (providing) cash:
Depreciation	1,969	2,111
Amortization	186	426
Compensation expense for stock option grants	456	433
Provision for credit losses on loans	—	500
Provision (credit) for unfunded commitments	(348)	130
Net gain on loan sales	(601)	(677)
Net loss on sale of premises and equipment	2	15
Net (gain) loss on sale/write-down of other real estate owned and repossessions	5	4
Accretion of deferred income, premiums, discounts and other	(3,018)	(3,278)
Loss on derivative interest rate products	24	13
Deferred income taxes	(161)	(840)
Changes in:
Interest receivable	(1,074)	(433)
Prepaid expenses and other assets	2,594	(18,468)
Accrued expenses and other liabilities	(4,896)	(17,605)
Income taxes refundable/payable	1,577	1,394
Net cash provided by (used in) operating activities	15,000	(26,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(399)	9,957
Purchase of loans	—	(6,251)
Purchase of premises and equipment	(1,932)	(809)
Proceeds from sale of premises and equipment	—	4
Proceeds from sale of other real estate owned and repossessions	36	25
Proceeds from maturities and calls of available-for-sale securities	1,509	—
Principal reductions on mortgage-backed securities	8,238	7,296
Purchase of available-for-sale securities	—	—
Investment in tax credit partnerships	(639)	(6,100)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	2,579	9,426
Net cash provided by investing activities	9,392	13,548

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	109,231	(8,714)
Net increase in checking and savings deposits	43,266	60,430
Net increase (decrease) in short-term borrowings	36,538	(249,328)
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	—	180,000
Repayment of borrowing under Federal Reserve Bank Term Funding Program	(180,000)	—
Advances from borrowers for taxes and insurance	2,179	1,413
Repurchase of the Company’s common stock	(10,214)	(5,835)
Dividends paid	(4,692)	(4,722)
Stock options exercised	725	259
Net cash used in financing activities	(2,967)	(26,497)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,425	(39,886)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	195,756	211,333
CASH AND CASH EQUIVALENTS, END OF PERIOD	$217,181	$171,447

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2024, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”).

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 implements a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, expands certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply Topic 280 in its entirety and permits more than one measure of segment profit or loss to be reported under certain conditions. ASU 2023-07 became effective for the Company for our annual financial statements in 2024 and is effective for interim periods within fiscal years beginning in 2025. See Note 17 – Operating Segments for application of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 became effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The adoption of ASU 2023-09 in the three months ended March 31, 2025 did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, although early adoption and retrospective application is permitted. ASU 2024-03 is currently not expected to have a material impact on the Company’s consolidated financial statements, but will impact disclosures.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2025	2024

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,640	11,767
Net income	$17,160	$13,407
Per common share amount	$1.47	$1.14

Diluted:
Average common shares outstanding	11,640	11,767
Net effect of dilutive stock options – based on the treasury stock method using average market price	52	55
Diluted common shares	11,692	11,822
Net income	$17,160	$13,407
Per common share amount	$1.47	$1.13

Options outstanding at March 31, 2025 and 2024, to purchase 854,813 and 871,587 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market price of the common stock for the three months ended March 31, 2025 and 2024, respectively.

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

The amortized cost and fair values of securities were as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$341,913	$188	$33,599	$308,502
Agency collateralized mortgage obligations	123,280	538	7,707	116,111
States and political subdivisions	56,978	61	4,291	52,748
Small Business Administration securities	64,811	—	6,258	58,553
	$586,982	$787	$51,855	$535,914

	March 31, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$70,742	$1,726	$72,468	$—	$7,149	$65,319
Agency collateralized mortgage obligations	109,307	(2,064)	107,243	—	12,778	94,465
States and political subdivisions	6,124	18	6,142	—	712	5,430
	$186,173	$(320)	$185,853	$—	$20,639	$165,214

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$346,712	$69	$40,874	$305,907
Agency collateralized mortgage obligations	123,395	—	9,771	113,624
States and political subdivisions securities	58,608	69	2,729	55,948
Small Business Administration securities	65,849	—	7,955	57,894
	$594,564	$138	$61,329	$533,373

	December 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,065	$1,864	$72,929	$—	$8,523	$64,406
Agency collateralized mortgage obligations	110,493	(2,140)	108,353	—	15,495	92,858
States and political subdivisions	6,137	14	6,151	—	650	5,501
	$187,695	$(262)	$187,433	$—	$24,668	$162,765

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	245	245	—	—
After two through three years	994	998	—	—
After three through four years	—	—	—	—
After four through five years	—	—	—	—
After five through fifteen years	13,857	13,198	5,633	5,015
After fifteen years	41,882	38,307	509	415
Securities not due on a single maturity date	530,004	483,166	179,711	159,784
	$586,982	$535,914	$185,853	$165,214

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. Total fair value of these investments at March 31, 2025 and December 31, 2024, was approximately $458.2 million and $523.9 million, respectively, which was approximately 85.5% and 98.2% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at March 31, 2025 and December 31, 2024, which was $185.9 million and $187.4 million, respectively. Total fair value of these investments at March 31, 2025 and December 31, 2024 was approximately $165.2 million and $162.8 million, respectively, which is 100.0% of the Company’s held-to-maturity investment portfolio.

Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at March 31, 2025, it had ample liquidity sources to fund its ongoing operations without selling investment securities in its portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings of issuers, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$22,043	$(224)	$255,387	$(33,375)	$277,430	$(33,599)
Agency collateralized mortgage obligations	9,023	(237)	63,892	(7,470)	72,915	(7,707)
States and political subdivisions securities	13,928	(927)	35,337	(3,364)	49,265	(4,291)
Small Business Administration securities	7,471	(27)	51,081	(6,231)	58,552	(6,258)
	$52,465	$(1,415)	$405,697	$(50,440)	$458,162	$(51,855)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,319	$(7,149)	$65,319	$(7,149)
Agency collateralized mortgage obligations	—	—	94,465	(12,778)	94,465	(12,778)
States and political subdivisions securities	—	—	5,430	(712)	5,430	(712)
	$—	$—	$165,214	$(20,639)	$165,214	$(20,639)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$45,977	$(1,008)	$253,971	$(39,866)	$299,948	$(40,874)
Agency collateralized mortgage obligations	50,720	(890)	62,903	(8,881)	113,623	(9,771)
States and political subdivisions securities	7,229	(270)	50,665	(7,685)	57,894	(7,955)
Small Business Administration securities	14,523	(343)	37,945	(2,386)	52,468	(2,729)
	$118,449	$(2,511)	$405,484	$(58,818)	$523,933	$(61,329)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,406	$(8,523)	$64,406	$(8,523)
Agency collateralized mortgage obligations	—	—	92,858	(15,495)	92,858	(15,495)
States and political subdivisions securities	—	—	5,501	(650)	5,501	(650)
	$—	$—	$162,765	$(24,668)	$162,765	$(24,668)

There were no sales of available-for-sale securities during the three months ended March 31, 2025 or March 31, 2024, respectively.

Allowance for Credit Losses. On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of March 31, 2025 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Classes of loans at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024

	(In Thousands)
One- to four-family residential construction	$28,789	$30,533
Subdivision construction	25,289	19,861
Land development	39,134	42,504
Commercial construction	381,618	352,793
Owner occupied one- to four-family residential	696,285	710,446
Non-owner occupied one- to four-family residential	126,808	122,901
Commercial real estate	1,489,309	1,543,742
Other residential (multi-family)	1,592,470	1,549,249
Commercial business	217,100	220,291
Consumer auto	25,124	25,787
Consumer other	25,119	27,905
Home equity lines of credit	114,333	115,836
	4,761,378	4,761,848
Allowance for credit losses	(64,704)	(64,760)
Deferred loan fees and gains, net	(6,038)	(6,695)
	$4,690,636	$4,690,393

Weighted average interest rate	6.13%	6.08%

Classes of loans by aging were as follows as of the dates indicated.

	March 31, 2025
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$6	$—	$—	$6	$28,783	$28,789	$—
Subdivision construction	—	—	—	—	25,289	25,289	—
Land development	—	—	368	368	38,766	39,134	—
Commercial construction	—	—	—	—	381,618	381,618	—
Owner occupied one- to four-family residential	2,038	103	1,418	3,559	692,726	696,285	—
Non-owner occupied one- to four-family residential	—	—	1,658	1,658	125,150	126,808	—
Commercial real estate	70	—	—	70	1,489,239	1,489,309	—
Other residential (multi-family)	—	—	—	—	1,592,470	1,592,470	—
Commercial business	55	35	—	90	217,010	217,100	—
Consumer auto	10	11	—	21	25,103	25,124	—
Consumer other	78	6	14	98	25,021	25,119	—
Home equity lines of credit	108	98	24	230	114,103	114,333	—
Total	$2,365	$253	$3,482	$6,100	$4,755,278	$4,761,378	$—

	December 31, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$12	$—	$—	$12	$30,521	$30,533	$—
Subdivision construction	—	—	—	—	19,861	19,861	—
Land development	—	—	464	464	42,040	42,504	—
Commercial construction	—	—	—	—	352,793	352,793	—
Owner occupied one- to four-family residential	1,704	816	950	3,470	706,976	710,446	—
Non-owner occupied one- to four-family residential	642	—	1,681	2,323	120,578	122,901	—
Commercial real estate	—	—	77	77	1,543,665	1,543,742	—
Other residential (multi-family)	—	—	—	—	1,549,249	1,549,249	—
Commercial business	—	—	384	384	219,907	220,291	—
Consumer auto	39	1	—	40	25,747	25,787	—
Consumer other	145	4	17	166	27,739	27,905	—
Home equity lines of credit	63	56	—	119	115,717	115,836	—
Total	$2,605	$877	$3,573	$7,055	$4,754,793	$4,761,848	$—

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

Nonaccruing loans are summarized as follows:

	March 31,	December 31,
	2025	2024

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	368	464
Commercial construction	—	—
Owner occupied one- to four-family residential	1,418	950
Non-owner occupied one- to four-family residential	1,658	1,681
Commercial real estate	—	77
Other residential (multi-family)	—	—
Commercial business	—	384
Consumer auto	—	—
Consumer other	14	17
Home equity lines of credit	24	—
Total nonaccruing loans	$3,482	$3,573

No interest income was recorded on nonaccrual loans for the three months ended March 31, 2025 and 2024, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of March 31, 2025 and December 31, 2024, had an amortized cost of $3.3 million and $2.2 million, respectively. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, the Company did not record a provision expense on its portfolio of outstanding loans. During the three months ended March 31, 2024, the Company recorded provision expense of $500,000 on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(107)	516	1,298	(96)	(1,596)	485	500
Losses charged off	(56)	—	—	—	(31)	(340)	(427)
Recoveries	3	—	—	—	88	253	344
Balance, March 31, 2024	$9,660	$13,886	$29,469	$2,748	$5,396	$3,928	$65,087

Allowance for credit losses
Balance, January 1, 2025	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(36)	—	(8)	—	(147)	(234)	(425)
Recoveries	4	—	—	194	13	158	369
Balance, March 31, 2025	$9,192	$15,594	$28,794	$2,929	$4,522	$3,673	$64,704

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three months ended March 31, 2025 and 2024. The provision for losses on unfunded commitments for the three months ended March 31, 2025 was a credit (negative expense) of $348,000, compared to a provision expense of $130,000 for the three months ended March 31, 2024.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(27)	(28)	(5)	(232)	394	28	130
Balance, March 31, 2024	$679	$3,978	$614	$509	$1,353	$484	$7,617

Allowance for unfunded commitments
Balance, January 1, 2025	$619	$4,833	$653	$496	$1,468	$434	$8,503
Provision (credit) charged to expense	39	(239)	(33)	(78)	(40)	3	(348)
Balance, March 31, 2025	$658	$4,594	$620	$418	$1,428	$437	$8,155

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2025		December 31, 2024
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	368	—	464	12
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	2,038	—	1,677	—
Non-owner occupied one- to four-family residential	2,623	—	1,681	261
Commercial real estate	4,241	—	4,253	—
Other residential (multi-family)	—	—	—	—
Commercial business	—	—	384	245
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	748	—	1,390	—

Total	$10,018	$—	$9,849	$518

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

The following tables show, as of the dates indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concession granted. During the three months ended March 31, 2025, principal forgiveness of $7,000 was completed on consumer loans. During the three ended March 31, 2024, principal forgiveness of $14,000 was completed on consumer loans.

Amortized Cost Basis at March 31, 2025
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$—	$—

	Amortized Cost Basis at December 31, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,709	—	2,709
Commercial real estate	—	70	—	70
Commercial business	—	—	—	—
Consumer	—	31	—	31
	$—	$2,810	$—	$2,810

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following tables depict the performance of loans (under modified terms) at March 31, 2025 and at December 31, 2024, respectively:

March 31, 2025
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$—	$—

	December 31, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,709	—	—	2,709
Commercial real estate	70	—	—	70
Commercial business	—	—	—	—
Consumer	31	—	—	31
	$2,810	$—	$—	$2,810

Loan Risk Ratings. The Company utilizes an internal risk rating system comprised of a series of grades to categorize loans according to perceived risk associated with the expectation of debt repayment. The analysis of the borrower’s ability to repay considers specific information, including, but not limited to, current financial information, historical payment experience, industry information and collateral levels and types. A risk rating is assigned at loan origination and then monitored throughout the contractual term for possible risk rating changes.

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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of March 31, 2025 and December 31, 2024.

	Term Loans by Origination Year
							Revolving
March 31, 2025	2025 YTD	2024	2023	2022	2021	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$2,188	$10,472	$7,763	$822	$—	$—	$7,544	$28,789
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	2,188	10,472	7,763	822	—	—	7,544	28,789
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	147	4,083	413	393	17,972	501	1,780	25,289
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	147	4,083	413	393	17,972	501	1,780	25,289
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	4,228	13,733	4,282	2,243	4,783	7,172	2,325	38,766
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	368	—	368
Total	4,228	13,733	4,282	2,243	4,783	7,540	2,325	39,134
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	23,397	110,485	40,420	177,171	30,145	—	—	381,618
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	23,397	110,485	40,420	177,171	30,145	—	—	381,618
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	10,615	42,265	60,322	295,794	170,335	237,433	391	817,155
Watch (5)	—	—	—	—	—	734	—	734
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	605	638	319	1,166	2,476	5,204
Total	10,615	42,265	60,927	296,432	170,654	239,333	2,867	823,093
Current Period Gross Charge Offs	—	—	—	21	15	9	—	45

Other residential (multi-family)
Satisfactory (1-4)	30,500	65,997	101,592	578,456	507,131	302,564	3,533	1,589,773
Watch (5)	—	—	—	—	—	2,697	—	2,697
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	30,500	65,997	101,592	578,456	507,131	305,261	3,533	1,592,470
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	4,582	98,742	80,799	309,392	195,071	744,926	32,165	1,465,677
Watch (5)	—	—	—	11,048	—	7,841	—	18,889
Special Mention (6)	—	—	—	—	—	430	—	430
Classified (7-9)	—	—	—	—	—	4,313	—	4,313
Total	4,582	98,742	80,799	320,440	195,071	757,510	32,165	1,489,309
Current Period Gross Charge Offs	—	—	—	—	8	—	—	8

Commercial business
Satisfactory (1-4)	14,770	29,443	22,888	19,152	19,338	45,073	61,378	212,042
Watch (5)	—	—	—	959	3,049	—	35	4,043
Special Mention (6)	—	—	—	980	—	35	—	1,015
Classified (7-9)	—	—	—	—	—	—	—	—
Total	14,770	29,443	22,888	21,091	22,387	45,108	61,413	217,100
Current Period Gross Charge Offs	—	—	—	—	—	135	12	147

Consumer
Satisfactory (1-4)	4,398	15,155	7,812	5,100	2,016	9,657	119,115	163,253
Watch (5)	—	—	—	2	—	195	77	274
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	8	18	8	16	50	949	1,049
Total	4,398	15,163	7,830	5,110	2,032	9,902	120,141	164,576
Current Period Gross Charge Offs	—	3	6	9	—	206	1	225

Combined
Satisfactory (1-4)	94,825	390,375	326,291	1,388,523	946,791	1,347,326	228,231	4,722,362
Watch (5)	—	—	—	12,009	3,049	11,467	112	26,637
Special Mention (6)	—	—	—	980	—	465	—	1,445
Classified (7-9)	—	8	623	646	335	5,897	3,425	10,934
Total	$94,825	$390,383	$326,914	$1,402,158	$950,175	$1,365,155	$231,768	$4,761,378
Current Period Gross Charge Offs	$—	$3	$6	$30	$23	$350	$13	$425

	Term Loans by Origination Year
							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$11,750	$8,961	$822	$—	$—	$—	$9,000	$30,533
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,750	8,961	822	—	—	—	9,000	30,533
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	711	182	136	17,609	29	205	989	19,861
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	711	182	136	17,609	29	205	989	19,861
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	18,282	6,112	2,722	5,210	3,105	4,236	2,373	42,040
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	464	—	—	464
Total	18,282	6,112	2,722	5,210	3,569	4,236	2,373	42,504
Current Period Gross Charge Offs	—	—	—	—	—	101	—	101

Other construction
Satisfactory (1-4)	78,337	52,046	189,389	33,021	—	—	—	352,793
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	78,337	52,046	189,389	33,021	—	—	—	352,793
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	42,931	59,973	304,054	176,759	91,238	153,392	426	828,773
Watch (5)	—	—	—	—	145	597	—	742
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	628	387	129	—	1,178	1,510	3,832
Total	42,931	60,601	304,441	176,888	91,383	155,167	1,936	833,347
Current Period Gross Charge Offs	—	49	—	—	—	16	—	65

Other residential (multi-family)
Satisfactory (1-4)	66,028	92,268	552,183	506,902	179,094	146,712	3,352	1,546,539
Watch (5)	—	—	—	—	—	2,710	—	2,710
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	66,028	92,268	552,183	506,902	179,094	149,422	3,352	1,549,249
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	97,512	81,282	320,442	217,049	96,246	682,549	35,937	1,531,017
Watch (5)	—	—	—	—	—	7,879	—	7,879
Special Mention (6)	—	—	—	—	—	438	—	438
Classified (7-9)	—	—	—	77	—	4,331	—	4,408
Total	97,512	81,282	320,442	217,126	96,246	695,197	35,937	1,543,742
Current Period Gross Charge Offs	—	—	54	10	—	1,236	—	1,300

Commercial business
Satisfactory (1-4)	21,179	29,846	28,678	20,301	7,646	44,908	62,015	214,573
Watch (5)	—	—	1,005	3,296	—	—	—	4,301
Special Mention (6)	—	—	995	—	38	—	—	1,033
Classified (7-9)	—	245	—	—	—	139	—	384
Total	21,179	30,091	30,678	23,597	7,684	45,047	62,015	220,291
Current Period Gross Charge Offs	—	—	—	4	27	164	48	243

Consumer
Satisfactory (1-4)	17,391	9,234	6,147	2,618	1,151	10,478	120,653	167,672
Watch (5)	—	—	5	—	4	194	107	310
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	1	9	11	20	—	53	1,452	1,546
Total	17,392	9,243	6,163	2,638	1,155	10,725	122,212	169,528
Current Period Gross Charge Offs	13	105	122	32	4	1,161	54	1,491

Combined
Satisfactory (1-4)	354,121	339,904	1,404,573	979,469	378,509	1,042,480	234,745	4,733,801
Watch (5)	—	—	1,010	3,296	149	11,380	107	15,942
Special Mention (6)	—	—	995	—	38	438	—	1,471
Classified (7-9)	1	882	398	226	464	5,701	2,962	10,634
Total	$354,122	$340,786	$1,406,976	$982,991	$379,160	$1,059,999	$237,814	$4,761,848
Current Period Gross Charge Offs	$13	$154	$176	$46	$31	$2,678	$102	$3,200

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At March 31, 2025, the Company had 22 such investments, with a net carrying value of $96.1 million. At December 31, 2024, the Company had 23 such investments, with a net carrying value of $98.8 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $102.9 million as of March 31, 2025, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $92.2 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $3.2 million and $2.8 million during the three months ended March 31, 2025 and 2024, respectively. Investment amortization was $2.9 million for the three months ended March 31, 2025, compared to $2.6 million for the three months ended March 31, 2024.

Investments in Community Development Entities

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At March 31, 2025, the Company had one such investment, with a net carrying value of $174,000. At December 31, 2024, the Company had one such investment, with a net carrying value of $199,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified community development entities, they are accounted for using the proportional amortization method. Each of the partnerships provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified community development entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the community development entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the community development entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal new market tax credits approximated $30,000 during both the three months ended March 31, 2025 and the three months ended March 31, 2024. Investment amortization amounted to $25,000 for both the three months ended March 31, 2025 and the three months ended March 31, 2024. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these new market tax credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At March 31, 2025 and December 31, 2024, the Company had no such investments, with the previous investment fully amortizing during 2024. Under current tax law, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $-0- and $76,000 during the three months ended March 31, 2025 and 2024, respectively. Investment amortization amounted to $-0- and $64,000 for the three months ended March 31, 2025 and 2024, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these rehabilitation/historic tax credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2025	2024

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential (multi-family)	—	—
Commercial real estate	6,036	5,960
Commercial business	—	—
Consumer	—	33
Total foreclosed assets held for sale and repossessions	6,036	5,993

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$6,036	$5,993

At March 31, 2025 and December 31, 2024, there was no other real estate owned not acquired through foreclosure.

At both March 31, 2025 and December 31, 2024, residential mortgage loans totaling $12,000 were in the process of foreclosure.

Expenses (income) applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	March 31,
	2025	2024

	(In Thousands)
Net loss on sales of other real estate owned and repossessions	$5	$4
Valuation write-downs	—	—
Operating expenses, net of rental income	(75)	57
	$(70)	$61

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	March 31,	December 31,
	2025	2024

	(In Thousands)
Land	$39,406	$39,340
Buildings and improvements	107,815	107,525
Furniture, fixtures and equipment	70,742	69,916
Operating leases right of use asset	6,127	6,390
	224,090	223,171
Less: accumulated depreciation	91,925	90,705
	$132,165	$132,466

Leases. In 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of March 31, 2025, the lease right of use asset value was $6.1 million and the corresponding lease liability was $6.4 million. As of December 31, 2024, the lease right of use asset value was $6.4 million and the corresponding lease liability was $6.6 million. At March 31, 2025, expected lease terms ranged from 2.3 years to 13.7 years with a weighted-average lease term of 6.7 years. The weighted-average discount rate at March 31, 2025 was 4.03%.

For the three months ended March 31, 2025 and 2024, lease expense was $419,000 and $483,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended March 31, 2025 and 2024 was $76,000 and $81,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended March 31, 2025 and 2024, income recognized from these lease agreements was $321,000 and $341,000, respectively, and was included in occupancy and equipment expense.

	March 31, 2025	December 31, 2024

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$6,127	$6,390
Operating leases liability	$6,362	$6,621

	For the Three Months Ended
	March 31, 2025	March 31, 2024

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$419	$483

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$416	$514
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$275

At March 31, 2025, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2025	$992
2026	1,338
2027	1,289
2028	1,019
2029	663
2030	506
Thereafter	1,482

Future lease payments expected	7,289

Less: interest portion of lease payments	(927)

Lease liability	$6,362

NOTE 10: DEPOSITS

	Weighted Average	March 31,	December 31,
	Interest Rate	2025	2024

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$852,658	$842,931
Interest-bearing checking and savings accounts	1.37% and 1.39%	2,248,272	2,214,732
		3,100,930	3,057,663

Certificate accounts	0.00% - 0.99%	47,949	52,720
	1.00% - 1.99%	101,182	75,938
	2.00% - 2.99%	6,582	8,244
	3.00% - 3.99%	339,681	89,967
	4.00% - 4.99%	266,301	548,903
	5.00% and above	—	—
		761,695	775,772

Brokered deposits	4.46% and 4.61%	895,421	772,114
		895,421	772,114

		$4,758,046	$4,605,549

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $895.4 million and $772.1 million at March 31, 2025 and December 31, 2024, respectively. At both March 31, 2025 and December 31, 2024, brokered deposits included $300.0 million of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At March 31, 2025, there were brokered deposits totaling $99.7 million that had fixed rates of interest but were callable at the Bank’s discretion. At March 31, 2025, approximately 35% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 14% of the Company’s total deposits were uninsured at March 31, 2025.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2025 and December 31, 2024, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At March 31, 2025 and December 31, 2024, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. At March 31, 2025, investment securities with carrying values of approximately $295.7 million and loans with carrying values of approximately $2.10 billion were pledged as collateral for FHLB borrowings, which equates to an advance equivalent of $1.53 billion. At December 31, 2024 investment securities with carrying values of approximately $110.4 million and loans with carrying values of approximately $2.12 billion were pledged as collateral for outstanding advances or borrowings, which equates to an advance equivalent of $1.39 billion. The Bank had $1.17 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at March 31, 2025.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31,	December 31,
	2025	2024

	(In Thousands)

Notes payable – Community Development Equity Funds	$907	$1,247
Securities sold under reverse repurchase agreements	75,322	64,444
Short-term borrowings from Federal Reserve Bank	—	180,000
Overnight borrowings from the Federal Home Loan Bank	359,000	333,000
	$435,229	$578,691

Short-term borrowings from the Federal Reserve Bank at December 31, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing matured and was repaid in January 2025 and had a fixed interest rate of 4.83%. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $187.7 million as of December 31, 2024. As of March 31, 2025, the Company had no outstanding borrowings from the Federal Reserve Bank.

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

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type. These securities contractually mature daily.

	March 31,	December 31,
	2025	2024

	(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$75,322	$64,444

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

Amortization of the debt issuance costs during the three months ended March 31, 2025 and 2024, totaled $74,000 and $74,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.90%.

At March 31, 2025 and December 31, 2024, subordinated notes were as follows:

	March 31,	December 31,
	2025	2024

	(In Thousands)
Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	50	124
	$74,950	$74,876

As discussed in Note 18 - Subsequent Events, the subordinated notes will be redeemed in full on June 15, 2025.

NOTE 14: INCOME TAXES

As discussed in Note 3 – Recent Accounting Pronouncements, in January 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional income tax disclosures, including specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The Company has elected to adopt this ASU on a prospective basis. All of the Company’s activities are within the United States of America; therefore, the Company does not have any foreign tax items.

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2025		2024
	(In Thousands)		(In Thousands)
Tax at statutory rate	$4,505	21.0%	$3,480	21.0%
Nontaxable interest and dividends	(96)	(0.4)	(96)	(0.6)
U.S. federal tax credits (primarily low-income housing)	(859)	(4.0)	(830)	(5.0)
State income or franchise taxes	625	2.9	498	3.0
Other	115	0.5	111	0.7
	$4,290	20.0%	$3,163	19.1%

During the three months ended March 31, 2025, the Company paid no U.S. federal income taxes and paid taxes to various state jurisdictions totaling $35,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, the Company received a refund of $19,000 from one state jurisdiction and a federal income tax refund of $49,000.

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2020 are now closed. In addition, there are no pending audits by any state jurisdiction at March 31, 2025.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2025 and December 31, 2024:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2025
Available-for-sale securities
Agency mortgage-backed securities	$308,502	$—	$308,502	$—
Agency collateralized mortgage obligations	116,111	—	116,111	—
States and political subdivisions securities	52,748	—	52,748	—
Small Business Administration securities	58,553	—	58,553	—
Interest rate derivative asset	6,995	—	6,995	—
Interest rate derivative liability	(18,409)	—	(18,409)	—

December 31, 2024
Available-for-sale securities
Agency mortgage-backed securities	$305,907	$—	$305,907	$—
Agency collateralized mortgage obligations	113,624	—	113,624	—
States and political subdivisions securities	55,948	—	55,948	—
Small Business Administration securities	57,894	—	57,894	—
Interest rate derivative asset	8,065	—	8,065	—
Interest rate derivative liability	(25,000)	—	(25,000)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2025 and December 31, 2024 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the three-month period ended March 31, 2025.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at March 31, 2025 or December 31, 2024.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at March 31, 2025 and December 31, 2024:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
March 31, 2025
Collateral-dependent loans	$—	$—	$—	$—

December 31, 2024
Collateral-dependent loans	$701	$—	$—	$701

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At March 31, 2025 and December 31, 2024, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2025 and the year ended December 31, 2024, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at March 31, 2025 or December 31, 2024 which had valuation write-downs subsequent to the initial recording of the assets.

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

	March 31, 2025			December 31, 2024
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$217,181	$217,181	1	$195,756	$195,756	1
Held-to-maturity securities	185,853	165,214	2	187,433	162,765	2
Mortgage loans held for sale	6,857	6,857	2	6,937	6,937	2
Loans, net of allowance for credit losses	4,690,636	4,546,532	3	4,690,393	4,529,729	3
Interest receivable	21,504	21,504	3	20,430	20,430	3
Investment in FHLBank stock and other assets	25,813	25,813	3	28,392	28,392	3

Financial liabilities
Deposits	4,758,046	4,755,258	3	4,605,549	4,602,312	3
Short-term borrowings	435,229	435,229	3	578,691	578,691	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,950	74,813	2	74,876	74,438	2
Interest payable	5,416	5,416	3	12,761	12,761	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	78	78	3	72	72	3
Lines of credit	—	—	3	—	—	3

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

At March 31, 2025, the Company had five interest rate swaps totaling $86.2 million in notional amount with commercial customers, and five interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, at March 31, 2025, the Company had one participation loan purchased totaling $8.4 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2024, the Company had five interest rate swaps totaling $86.7 million in notional amount with commercial customers, and five interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2024, the Company had one participation loan purchased totaling $8.4 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended March 31, 2025 and 2024, the Company recognized net losses of $24,000 and $13,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, has been reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI) and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This had the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At March 31, 2025, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly. The Company recorded $2.0 million of interest income related to this terminated swap in each of the three-month periods ended March 31, 2025 and 2024.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once the USD-LIBOR rate ceased to be available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent the floating rate of interest exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeded the floating rate of interest, the Company received net interest settlements, which were recorded as loan interest income. As this interest rate swap reached its contractual termination date on March 1, 2024, there has been no further interest income impact related to this swap after the three months ended March 31, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the three months ended March 31, 2024.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At March 31, 2025, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.33365%. The Company recorded a reduction of loan interest income related to these swap transactions of $1.7 million and $2.8 million in the three months ended March 31, 2025 and 2024, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three months ended March 31, 2025 and 2024, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2025	2024

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$11,469	$17,014

Total derivatives designated as hedging instruments		$11,469	$17,014

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$6,995	$8,065

Total derivatives not designated as hedging instruments		$6,995	$8,065

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$6,940	$7,986

Total derivatives not designated as hedging instruments		$6,940	$7,986

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2025	2024

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,546)	$(1,564)
Active interest rate swaps, net of income taxes	4,181	(2,968)
	$2,635	$(4,532)

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended March 31,
Cash Flow Hedges	2025		2024
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$80,243	$—	$77,390	$—
Total Interest Expense	—	30,909	—	32,574
	$80,243	$30,909	$77,390	$32,574

Terminated interest rate swap	$2,003	$—	$2,025	$—
Active interest rate swaps	(1,742)	—	(4,653)	—
	$261	$—	$(2,628)	$—

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

At March 31, 2025, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $55,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At March 31, 2025, the Company had given cash collateral to one derivative counterparty of $6.1 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $6.4 million for commercial lending swaps and collateral from the Company of $12.1 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at March 31, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

	(In Thousands)
Interest income	$80,243	$77,390
Interest expense	30,909	32,574
Net interest income	49,334	44,816

Credit loss expense	(348)	630
Net interest income after credit loss expense	49,682	44,186

Non-interest Income
Commissions	262	381
Overdraft and insufficient funds fees	1,215	1,289
Point-of-sale and ATM fee income and service charges	3,234	3,183
Net gain on loan sales	601	677
Late charges and fees on loans	243	167
Fees from debit card contracts	501	755
Other income	534	354
	6,590	6,806

Non-interest Expense
Salaries and incentives	16,203	15,862
Employee benefits	3,926	3,794
Net occupancy expense	3,379	3,018
Technology, furniture and equipment expense	5,154	4,821
Postage	931	807
Insurance	1,165	1,144
Advertising	290	350
Office supplies and printing	266	267
Telephone	706	721
Legal, audit and other professional fees	1,038	1,725
Expense (income) on other real estate and repossessions	(70)	61
Acquired intangible asset amortization	108	108
Travel meals and entertainment	348	312
Other operating expenses	1,378	1,432
	34,822	34,422

Income Before Income Taxes	21,450	16,570
Provision for Income Taxes	4,290	3,163
Net Income	$17,160	$13,407

NOTE 18: SUBSEQUENT EVENT

On April 30, 2025, the Company notified holders that it will redeem on June 15, 2025 (the “Redemption Date”) all of the Company’s outstanding 5.50% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030, having an aggregate principal amount of $75.0 million (the “Subordinated Notes”), in accordance with the terms of the Subordinated Notes. The total redemption price will be 100% of the aggregate principal amount of the Subordinated Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company will utilize excess cash on hand for the redemption payment. The annual combined interest expense and amortization of deferred issuance costs on the Subordinated Notes has been approximately $4.4 million.

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

Factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) the effects of any new or continuing public health issues on general economic and financial market conditions; (iv) fluctuations in interest rates, the effects of inflation or a potential recession, whether caused by Federal Reserve actions or otherwise; (v) the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; (vi) slower or negative economic growth caused by tariffs, changes in energy prices, supply chain disruptions or other factors; (vii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (viii) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (ix) the Company’s ability to access cost-effective funding and maintain sufficient liquidity; (x) fluctuations in real estate values and both residential and commercial real estate market conditions; (xi) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company’s business; (xiv) changes in accounting policies and practices or accounting standards; (xv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; (xvii) competition; and (xviii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described in the Company’s most recent Annual Report on Form 10-K, including, without limitation, those described under “Item 1A. Risk Factors,” subsequent Quarterly Reports on Form 10-Q and other documents filed or furnished from time to time by the Company with the SEC (which are available on our website at www.greatsouthernbank.com and the SEC’s website at www.sec.gov), could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2025, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2025, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years.

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

At March 31, 2025, the amortizable intangible assets included the arena naming rights of $4.6 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of March 31, 2025. While management believes no impairment existed as of March 31, 2025, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	March 31,	December 31,
	2025	2024

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	4,589	4,698
	$9,985	$10,094

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

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and $1.7 trillion in fiscal 2023. The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid - 2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years.

The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. Core PCE, which excludes food and energy prices, was 2.6% at March 31, 2025, above the Federal Reserve’s target of 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated March 2025, real GDP in 2025 is projected to rise 1.9% on an annual average basis; this is a reduction to prior GDP forecasts for 2025, which anticipated growth of 2.3%. GDP is projected to grow 1.7% in 2026 and 2.3% in 2027, before returning to trend in 2028. The downward revision to GDP growth for 2025 is a result of widespread economic uncertainty; key components to the revision resulted from weaker growth overseas and anticipated tariffs impacting imports and increases in federal spending due to changes in defense and immigration spending.

Employment

The national unemployment rate increased slightly to 4.2% for March 2025 compared to the previous quarter end at 4.1% for December 2024. However, the unemployment rate for March 2025 is 0.2 basis points higher than the year prior. The number of unemployed individuals was 7.1 million as of March 2025 with 228,000 jobs added. In March 2025, the healthcare, retail trade, social assistance, transportation and warehousing areas contributed to the 125,000 of total job gains.

As of March 2025, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.5%. The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 4.1% in December 2024 to 4.2% in March 2025. Unemployment rates for March 2025 in the states where the Company has a branch or a loan production office were: Arizona at 4.1%, Arkansas at 3.7%, Colorado at 4.8%, Georgia at 3.6%, Illinois at 4.8%, Iowa at 3.4%, Kansas at 3.8%, Minnesota at 3.1%, Missouri at 3.8%, Nebraska at 2.9%, North Carolina at 3.7%, and Texas at 4.1%. These rates are slightly higher for a majority of the states compared to December 2024. It is unknown at this time if actions being taken to reduce federal employment will impact the unemployment rates in these states.

Single Family Housing

Existing-home sales slipped 5.9% in March 2025 to a seasonally adjusted annual rate of 4.02 million; year-over-year sales fell 2.4%. In the Midwest, existing-home sales slowed to 5% in March 2025 at an annual rate of 950,000, down 3.1% from one year earlier.

The median existing-home sales price rose 2.7% from March 2024 to $403,700 in March 2025. The median price in the Midwest was $302,100, up 3.5% from March 2024. All regions reported median price increases when compared to the prior year.

Total housing inventory registered at the end of March 2025 was 1.33 million units, up 8.1% from February 2025 and 19.8% from one year ago. Unsold inventory sat at a 4-month supply at the end of March 2025, up from 3.5 months at the end of February 2025 and 3.2 months at the end of March 2024.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in March 2025 were at a rate of 1.3 million; 11.4% below the revised estimate for February 2025 but 1.9% higher than March 2024.

Sales of new single‐family houses in March 2025 were at a seasonally adjusted annual rate of 724,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 7.4% above the February 2025 rate of 674,000 and 6.0% above the March 2024 rate of 683,000.

The median sales price of new houses sold in March 2025 was $403,600, slightly lower than the $411,500 reported in February 2025. The seasonally‐adjusted estimate of new houses for sale at the end of March 2025 represented a supply of 8.3 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.65% as of March 31, 2025, down from 6.74% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

The U.S. multi-family market experienced a continued strong recovery in demand through 2024, driven by stable economic growth plus a continued slowing of renter households making the jump to ownership and creating fewer units to backfill. Despite the notable growth in demand in 2024, the influx of new supply continued to saturate the market. Q4 2024 represented the strongest fourth-quarter absorption total on record. Absorption for the first quarter of 2025 was 130,000 (preliminary figure) units, which is the strongest first-quarter total on record besides first-quarter 2021. Most new supply additions are concentrated at the 4 and 5 star price point, which initially contributed to the weakest rent growth observed in this level of the market. However, as of first-quarter 2025, the 4 and 5 star segment accounted for 77% of total absorption. Due to the stronger absorption within the 4 and 5 star units, demand finally outpaced supply and lowered vacancy to 11.3% in that segment. Overall vacancy in the multi-family market was 8% for the first quarter of 2025 and is forecasted to fall below this level by year-end and lower still in 2026.

The Midwest and Northeast regions have fared the best over the past two years in terms of rent growth. Rents are still down year over year as of March 2025 in 14 of the largest markets, primarily in markets where supply significantly outpaced demand. Controlled increase in projected new supply is expected to keep Midwestern markets more balanced, thereby avoiding the oversupply conditions that contributed to weaker rent growth in the Sun Belt. At the market level, projections suggest that all major markets will return to positive rent growth by the end of 2025. Kansas City and Chicago continue to lead the nation in rent growth, each displaying 3% growth in the first quarter of 2025.

The March 2025 national multi-family market vacancy rate remained unchanged at 8% compared to the prior quarter-end. Our market areas reflected the following apartment vacancy levels as of March 2025: Springfield, Missouri at 5.8%, St. Louis at 9.7%, Kansas City at 8.6%, Minneapolis at 7.0%, Dallas-Fort Worth at 11.5%, Chicago at 4.8%, Atlanta at 12.3%, Phoenix at 11.9%, Denver at 11.5% and Charlotte, North Carolina at 12.9%.

Net absorption for the office industry turned positive in the fourth quarter of 2024 and has remained stable into the first quarter of 2025. Overall, the vacancy rate has remained unchanged since September 2024 at 13.9%. Despite the demand-side improvement, supply additions have kept the national vacancy rate near a record high. Improvements in demand vary significantly between markets. The supply pipeline is diminishing rapidly, currently representing the lowest supply since 2012, with 64.4 million square feet under construction. Positive absorption across some of the largest office markets, combined with a diminishing pipeline of supply, is expected to continue to hold the national vacancy rate steady. CoStar expects the vacancy rate to rise slightly further for the remainder of the year before plateauing in 2026. Rents are expected to flatten out in the next 12 months before beginning a recovery driven by stabilizing demand and a lack of relevant, competitive supply. Various indicators show office attendance was still trending upward, albeit slowly, but while attendance was rising, office-using job growth had nearly stalled.

The final settling of property values, which appears imminent, should maximize pressure on asking rates as more buildings transact at significant discounts to prior valuation. With a lower cost basis, some new owners can undercut the competition and still generate acceptable returns, on occasion even with relatively low occupancy. Others may choose to invest capital in their buildings to make them more competitive, keeping rents higher to justify their investment. Transaction volumes, which regained momentum throughout 2024 and surged notably in the fourth quarter of 2024, continued improving in the first quarter of 2025, finishing 39% higher year-over-year. This follows a 22% increase in total sales for 2024 compared to the cyclical lows of 2023.

CoStar reported office asking rents have remained steady over the past four years. A combination of aggressive discounts by new, low-basis owners, a looming lack of available space in premium new buildings, and an ongoing amount of sublease inventory is expected to keep office-asking rents flat for the next 12 months. With attendance rising only gradually and job growth stagnant, there appears little likelihood of a dramatic change in demand conditions over the next 12 months.

As of March 2025, national office vacancy rates remained stable at 13.9%, while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.0%, St. Louis at 9.6%, Kansas City 10.9%, Minneapolis 11.2%, Dallas-Fort Worth at 17.9%, Chicago at 16.4%, Atlanta at 16.6%, Denver at 17.5%, Phoenix at 16.8% and Charlotte, North Carolina at 14.7%.

As of March 31, 2025, the U.S. retail market witnessed the highest level of store closures and bankruptcy filings since 2020. Significant competition from e-commerce retailers, rising costs, restricted access to capital and multiple years of below-average closures, all contribute to the uptick in store closures. Bankruptcy filings are correlated to low home sales, which have weighed heavily on furniture, retail, appliance and home improvement sales.

As transaction volumes trended higher, the rise in cap rates has settled down. Higher exit caps have made it more challenging for developers to meet their proformas and an increasing number are choosing to hold instead of taking their assets to market in the near term. The shift in cap rates over the last two years was evident in the trend of single-tenant investment sales of net leased properties. Fewer buyers were in the market, and investment opportunities continued to expand. Unanchored and open-air shopping centers have seen cap rates above 7%, occasionally exceeding the 8% range, depending on market specifics and the quality of the asset. However, the limited new retail construction and historically low availability rates should limit any potential surge in vacancy rates in the event of a demand pullback. CoStar expects pricing risk to be neutral through the first half of 2025.

During the first quarter of 2025, national retail vacancy rates remained steady at 4.2% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.2%, St. Louis at 4.2%, Kansas City at 3.9%, Minneapolis at 2.6%, Dallas-Fort Worth at 4.6%, Chicago at 4.7%, Atlanta at 3.9%, Phoenix at 4.8%, Denver at 4.2%, and Charlotte, North Carolina at 3.2%.

Current U.S. industrial market performance continues to favor the tenant, reporting the 11th consecutive quarter of vacancy rate increases in the first quarter of 2025. While the national vacancy rate is not expected to rise above its 20-year average of 7.0%, forecasts for 2025 could still prove challenging for the market. Net absorption has remained positive but continued to lose steam, with early 2024 registering the lowest first quarter absorption tally since 2012. Net absorption for 2024 was 125 million SF compared to 133 million SF for 2023. This weakness was tied partly to recent 12-year lows in home sales, which lowered sales of furniture, building materials, and appliances, leading to large distribution center closures by tenants including Big Lots, Ashley Furniture, and Home Depot.

The U.S. industrial market is nearing the end of a record development surge. Higher interest rates have caused construction starts on new industrial projects to fall over the past two and a quarter years. Quarterly net supply additions are on pace to fall below the pre-pandemic three-year average by mid-2025 and continue declining through at least 2026 when supply growth is expected to hit an 11-year low. A gradual but persistent decline in speculative development completions has already begun. As of March 31, 2025, the amount of vacant space among existing Phoenix logistics properties 50,000 SF or larger has increased by 19 million SF, primarily due to speculative development since 2019 pushing the vacancy rate among these buildings over 20%, while another 8.2 million SF worth of unleased space remained under construction.

Nationally, year-over-year industrial rent growth slowed to 2.1% in March 2025, its lowest rate since 2012. However, due to record rent growth during the pandemic, many leases are still renewing at higher rates after being marked to market. Leasing activity increased in the first quarter of 2025 ahead of tariff escalations, with some markets increasing leasing volume by 50% above two-year averages. A potential deterioration in goods spending risks derailing the recovery underway in key drivers of logistics leasing, including U.S. imports and inventories, and could cause true net absorption to underperform CoStar’s already relatively conservative forecast for 2025.

For the first quarter of 2025, national industrial vacancy was 7.0%. Our market areas reflected the following industrial vacancy levels for the fourth quarter of 2024: Springfield, Missouri at 2%, St. Louis at 4.0%, Kansas City at 4.8%, Minneapolis 3.8%, Dallas-Fort Worth at 9.1%, Chicago at 5.6%, Atlanta at 8.1%, Phoenix at 12.4%, Denver at 8.1% and Charlotte, North Carolina at 9.7%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, consumer sentiment, commercial real estate price index and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

For discussion of the risk factors associated with multi-family and commercial real estate loans, see “Risk Factors – Risks Relating to Lending Activities – Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, other residential (multi-family) and other commercial loans” and “Risk Factors – Risks Relating to Regulation – We currently exceed thresholds defined in interagency guidance on commercial real estate concentrations, and as such, we may incur additional expense or slow the growth of certain categories of commercial real estate lending” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Great Southern’s total assets increased $12.2 million, or 0.2%, from $5.98 billion at December 31, 2024, to $5.99 billion at March 31, 2025. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at March 31, 2025 and December 31, 2024.”

Loans. Net outstanding loans increased $243,000 from December 31, 2024, to $4.69 billion at March 31, 2025. The increase was primarily in other residential (multi-family) loans and construction loans, partially offset by decreases in commercial real estate loan and one-to four- family residential loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both March 31, 2025 and December 31, 2024, 0.2% of our owner occupied one-to four-family residential loans had loan-to-value ratios above 100% at origination and an estimated 0.4% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. In the three months ended March 31, 2025, available-for-sale securities increased $2.5 million, or 0.5%, from $533.4 million at December 31, 2024, to $535.9 million at March 31, 2025. Monthly principal payments on investment securities were generally offset in the period by increases in market value of the available-for-sale securities. For further information on investment securities, see Note 5 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. In the three months ended March 31, 2025, held-to-maturity securities decreased $1.5 million, or 0.8%, from $187.4 million at December 31, 2024, to $185.9 million at March 31, 2025, due to principal repayments.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2025, total deposit balances increased $152.5 million, or 3.3%. Compared to December 31, 2024, transaction account balances increased $43.3 million, or 1.4%, to $3.10 billion at March 31, 2025, and retail certificates of deposit decreased $14.1 million, or 1.8%, to $761.7 million at March 31, 2025. The increase in transaction accounts was primarily a result of an increase in various money market accounts. Retail time deposits decreased due to a net decrease in retail certificates generated through the banking center network. Competition for time deposits has been, and remains, significant in many of our markets. Brokered deposits, including IntraFi program purchased funds, were $895.4 million and $772.1 million at March 31, 2025 and December 31, 2024, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk. The additional brokered deposits were used to repay some of the Company’s short-term borrowings.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three Months Ended March 31, 2025 and 2024 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $10.9 million from $64.4 million at December 31, 2024 to $75.3 million at March 31, 2025. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities decreased $154.3 million from $514.2 million at December 31, 2024 to $359.9 million at March 31, 2025, primarily due to the Company’s utilization of brokered deposits as an alternative source of funding. The Company may, from time to time, utilize overnight borrowings, short-term FHLBank advances, and borrowings from the Federal Reserve Bank of St. Louis (FRBSTL), depending on relative interest rates. The Company’s FHLBank term advances were $-0- at both March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, there was $359.0 million and $333.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings.

In January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The borrowing, which had a fixed interest rate of 4.83% and was secured primarily by the Bank’s held-to-maturity investment securities, was repaid in full upon maturity in January 2025.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions from December 14, 2016 through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25%, and 0.25% in September, November, and December respectively. At December 31, 2024, the Federal Funds rate was 4.50%, and remained at that level at March 31, 2025. Financial markets now expect the possibility of further decreases in Federal Funds interest rates in 2025 to be likely, but at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.64 billion at March 31, 2025) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after March 31, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($760.4 million at March 31, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($9.7 million at March 31, 2025) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate on this index. All of these loans had interest rate floors at various rates. At March 31, 2025, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

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

As of March 31, 2025, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. Deposit and other funding costs moderated a bit in late 2024 as the FRB cut the federal funds rate, but competition for deposits still remains significant in 2025. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three Months Ended March 31, 2025 and 2024.”

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

Business Initiatives

Great Southern has previously reported certain issues and contractual disputes regarding its proposed conversion to a new core banking platform to be delivered by a third-party vendor. This ultimately led to Great Southern terminating the Master Agreement with the third-party vendor and initiating litigation against them, with the third-party vendor filing a counterclaim against Great Southern. As of May 1, 2025, the parties have executed a settlement agreement whereby, in pertinent part, the parties will jointly stipulate to a dismissal of all legal actions and the termination of the Master Agreement. Contemporaneously with this action, the parties’ debit card servicing agreement has been extended. Great Southern had previously recorded an accrued expense for these matters in 2024. No additional material expenses are expected to be incurred in the settlement of this matter.

Technology updates and advancements continue with the Company’s current core provider. Projects involving a full array of products and services are moving forward, with completions expected beginning in the third quarter of 2025 and continuing into 2026.

During the three months ended March 31, 2025, the Company installed 10 ITM units in the St. Louis, Mo. market, replacing existing end-of-life ATM units. The ITMs, all located at banking center locations, offer customers live teller services, extended banking hours, and services beyond those traditionally available via an ATM.

In March 2025, the Company began construction of a new banking center at 723 N. Benton in Springfield, Mo., to replace the existing facility at that location. The new construction, designed as a next-generation banking center, will allow for flexibility in testing new designs, processes, technology and tools balanced with customer convenience. Construction is expected to be completed in the fourth quarter of 2025. During construction, customers are being served by a temporary facility on the property. The Company has 11 other banking centers and an Express Center in Springfield.

On April 30, 2025, the Company notified holders that it will redeem on June 15, 2025 (the “Redemption Date”) all of the Company’s outstanding 5.50% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030, having an aggregate principal amount of $75,000,000 (the “Subordinated Notes”), in accordance with the terms of the Subordinated Notes. The total redemption price will be 100% of the aggregate principal amount of the Subordinated Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company will utilize excess cash on hand for the redemption payment. The annual combined interest expense and amortization of deferred issuance costs on the Subordinated Notes has been approximately $4.4 million.

Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services to customers. The Company operates 89 retail banking centers in Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska and commercial lending offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. The common stock of Great Southern Bancorp, Inc. is listed on the Nasdaq Global Select Market under the symbol “GSBC.”

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

During the three months ended March 31, 2025, the Company’s total assets increased by $12.2 million to $5.99 billion. The increase was primarily in interest-bearing deposits in other financial institutions.

Cash and cash equivalents were $217.2 million at March 31, 2025, an increase of $21.4 million, or 10.9%, from $195.8 million at December 31, 2024.

The Company’s available-for-sale securities increased $2.5 million, or 0.5%, compared to December 31, 2024. The available-for-sale securities portfolio was 8.9% of total assets at March 31, 2025 and December 31, 2024. Monthly principal payments on investment securities were generally offset in the period by increases in market value of the available-for-sale securities.

The Company’s held-to-maturity securities decreased $1.5 million, or 0.8%, compared to December 31, 2024. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.1% of total assets at March 31, 2025 and December 31, 2024.

Net loans increased $243,000 from December 31, 2024, to $4.69 billion at March 31, 2025. This increase was primarily in other residential (multi-family) loans ($43.2 million increase) and construction loans ($29.1 million increase), partially offset by a decrease in commercial real estate loans ($54.4 million decrease) and one-to four-family residential loans ($10.3 million decrease). The decrease in commercial real estate loans was primarily related to a few large loan payoffs in 2025. The pipeline of unfunded loan commitments decreased slightly in the first quarter of 2025, primarily due to a decline related to construction loans. The unfunded portion of construction loans remained significant at March 31, 2025, notwithstanding this decline.

Total liabilities decreased $1.5 million from December 31, 2024, to $5.38 billion at March 31, 2025. This decrease was primarily due to the repayment of the BTFP borrowings in January 2025, mostly offset by an increase in transaction account deposits and brokered deposits.

Total deposits increased $152.5 million, or 3.3%, from $4.61 billion at December 31, 2024 to $4.76 billion at March 31, 2025. Transaction account balances increased $43.3 million, from $3.06 billion at December 31, 2024 to $3.10 billion at March 31, 2025.

Total interest-bearing checking accounts and non-interest bearing checking accounts increased $33.6 million and $9.7 million, respectively. Retail certificates of deposit decreased $14.1 million compared to December 31, 2024, to $761.7 million at March 31, 2025, due to competition for these types of deposits.

Brokered deposits increased $123.3 million to $895.4 million at March 31, 2025, compared to $772.1 million at December 31, 2024. Brokered deposits were utilized to offset reductions in other deposit categories and to repay BTFP borrowings. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at March 31, 2025, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index. The Company also utilized brokered deposits with maturities within six months as part of its interest rate risk management strategies.

The Company’s term FHLBank advances were $-0- at both March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities decreased $154.3 million from $514.2 million at December 31, 2024 to $359.9 million at March 31, 2025. At March 31, 2025, $359.0 million of this total was in overnight borrowings from the FHLBank, which were used to fund loan originations and purchases of investment securities, compared to $333.0 million of overnight borrowings from the FHLBank at December 31, 2024. At March 31, 2025 and December 31, 2024, there was $-0- and $180.0 million, respectively, in BTFP borrowings. The BTFP borrowing, which had a fixed interest rate of 4.83%, was repaid in full upon maturity in January 2025.

Securities sold under reverse repurchase agreements with customers increased $10.9 million, or 16.9%, from $64.4 million at December 31, 2024 to $75.3 million at March 31, 2025. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $13.7 million, from $599.6 million at December 31, 2024 to $613.3 million at March 31, 2025. Stockholders’ equity increased due to net income of $17.2 million for the three months ended March 31, 2025 and rose by $1.2 million due to stock option exercises during the period. Accumulated other comprehensive loss (a reduction in equity) decreased $10.2 million during the three months ended March 31, 2025 (thereby increasing total stockholders’ equity), primarily due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of decreased market interest rates. Partially offsetting these changes were repurchases of the Company’s common stock totaling $10.2 million and dividends declared on common stock of $4.6 million.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

General

Net income was $17.2 million for the three months ended March 31, 2025 compared to $13.4 million for the three months ended March 31, 2024. This increase of $3.8 million, or 28.0%, was primarily due to an increase in net interest income of $4.5 million, or 10.1%, and a decrease in provision for credit losses and unfunded commitments of $978,000, or 155.2%, partially offset by an increase in income tax expense of $1.1 million, or 35.6%, and an increase in non-interest expense of $400,000, or 1.2%.

Total Interest Income

Total interest income increased $2.9 million, or 3.7%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to a $2.0 million, or 2.8%, increase in interest income on loans and an $858,000, or 13.6%, increase in interest income on investment securities and other interest-earning assets. These increases were due to higher average balances and higher average rates of interest.

Interest Income – Loans

During the three months ended March 31, 2025 compared to the three months ended March 31, 2024, interest income on loans increased $2.0 million. Higher average loan balances, which grew from $4.67 billion during the three months ended March 31, 2024, to $4.76 billion during the three months ended March 31, 2025, accounted for $1.1 million of the increase in interest income on loans. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans and a slowdown in loan prepayments since 2023, due to higher market interest rates. Interest income on loans also increased $933,000 due to higher average interest rates on loans. The average yield on loans increased from 6.13% during the three months ended March 31, 2024, to 6.23% during the three months ended March 31, 2025. This increase was primarily due to the addition of both fixed rate loans and floating rate loans at higher rates in the latter half of 2024 and the first quarter of 2025.

In October 2018, the Company entered into an interest rate swap transaction which was terminated in March 2020. Upon termination, the Company received $45.9 million, inclusive of accrued but unpaid interest, from its swap counterparty. The net amount, after deducting accrued interest and deferred income taxes, is being accreted to interest income on loans monthly until the original termination date of October 6, 2025. After this date, the Company will no longer have the benefit of that income from the terminated swap. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended March 31, 2025 and 2024. At March 31, 2025, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods to October 6, 2025, after which no further interest income will be realized.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a contractual termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once the USD-LIBOR rate ceased to be available). The floating rate was reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-LIBOR/SOFR, the Company received net interest settlements, which were recorded as loan interest income. If one-month USD-LIBOR/SOFR exceeded the fixed rate of interest, the Company paid net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the three months ended March 31, 2024. Since reaching its contractual termination date on March 1, 2024, there has been no further interest income impact related to this swap.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $1.7 million and $2.8 million in the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.33365%.

If market interest rates remain near or above their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $1.1 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest income increased $515,000 as a result of an increase in average balances from $669.7 million during the three months ended March 31, 2024, to $738.1 million during the three months ended March 31, 2025. Average balances of securities increased primarily due to investment securities purchases in 2024, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income on investments also increased $549,000 as a result of higher average interest rates from 3.01% during the three months ended March 31, 2024, to 3.34% during the three months ended March 31, 2025. The securities purchased in 2024 had higher interest rates than the rest of the portfolio.

Interest income on other interest-earning assets decreased $206,000 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest income decreased $275,000 as a result of lower average interest rates, which fell from 5.22% during the three months ended March 31, 2024, to 4.23% during the three months ended March 31, 2025. This decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2024. Partially offsetting this decrease, interest income increased $69,000 as a result of an increase in average balances from $100.5 million during the three months ended March 31, 2024, to $105.3 million during the three months ended March 31, 2025.

Total Interest Expense

Total interest expense decreased $1.7 million, or 5.1%, during the three months ended March 31, 2025, when compared with the three months ended March 31, 2024, due to a decrease in interest expense on deposits of $3.0 million, or 11.0%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $72,000, or 15.9%, partially offset by an increase in interest expense on short-term borrowings of $1.4 million, or 46.2%, and an increase in interest expense on securities sold under reverse repurchase agreements of $38,000, or 11.4%.

Interest Expense – Deposits

Interest expense on demand and savings deposits decreased $1.7 million due to average rates of interest that decreased from 1.71% in the three months ended March 31, 2024 to 1.42% in the three months ended March 31, 2025. Interest rates paid on demand deposits were lower in the 2025 period due to the Company strategically lowering rates throughout 2024 and into early 2025 to align with market rates. Interest expense on demand deposits decreased $10,000, due to a decrease in average balances from $2.224 billion in the three months ended March 31, 2024, to $2.221 billion in the three months ended March 31, 2025.

Interest expense on time deposits decreased $1.5 million due to a decrease in average balances of time deposits from $937.7 million during the three months ended March 31, 2024 to $772.1 million in the three months ended March 31, 2025. Interest expense on time deposits decreased $902,000 as a result of a decrease in average rates of interest from 3.93% in the three months ended March 31, 2024, to 3.53% in the three months ended March 31, 2025. A large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly; this is consistent with the portfolio term over the past several years. Competition for time deposits remains significant in our market areas, and upon maturity, a portion of these deposits were redeemed by customers.

Interest expense on brokered deposits increased $1.9 million due to an increase in average balances from $688.8 million during the three months ended March 31, 2024 to $892.6 million during the three months ended March 31, 2025. Partially offsetting this increase, interest expense on brokered deposits decreased $824,000 due to average rates of interest that decreased from 5.25% in the three months ended March 31, 2024 to 4.58% in the three months ended March 31, 2025. Brokered deposits added in 2024 and the first quarter of 2025 were at lower market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three months ended March 31, 2025 and 2024.

Interest expense on reverse repurchase agreements increased $33,000 due to higher average balances. The average balance of repurchase agreements increased from $74.5 million in the three months ended March 31, 2024 to $82.4 million in the three months ended March 31, 2025, due to changes in customers’ desire for this product, which can fluctuate. Interest expense on reverse repurchase agreements increased $5,000 due to higher average interest rates during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The average rate of interest was 1.80% for the three months ended March 31, 2024 compared to 1.83% for the three months ended March 31, 2025, due to changes in the mix of customer balances in these products.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $1.7 million due to higher average balances during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The average balance of short-term borrowings and other interest-bearing liabilities increased from $241.6 million in the three months ended March 31, 2024 to $392.6 million in the three months ended March 31, 2025, primarily in order to help fund increases in the Company’s balances of loans and investment securities, which caused a change in the amount and mix of funding. Partially offsetting this increase, interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $246,000 due to lower average rates of interest during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The average rate of interest was 5.07% for the three months ended March 31, 2024, compared to 4.60% for the three months ended March 31, 2025. Interest rates on borrowings decreased in the latter portion of 2024 after the federal funds rate was cut by 100 basis points from September to December 2024.

During the three months ended March 31, 2025, compared to the three months ended March 31, 2024, interest expense on subordinated debentures issued to capital trusts decreased $72,000 due to lower average interest rates. The average interest rate was 6.01% in the three months ended March 31, 2025 compared to 7.08% in the three months ended March 31, 2024. The subordinated debentures are variable-rate debentures, which bear interest at an average rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 6.15% at March 31, 2025. There was no change in the average balance of the subordinated debentures between the 2024 and 2025 three-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. There was no material change in interest expense on subordinated notes between the 2024 and 2025 three-month periods. On April 30, 2025, the Company reported that it will redeem at par all $75.0 million of the subordinated notes on June 15, 2025. For additional information, see “-Business Initiatives.”

Net Interest Income

Net interest income for the three months ended March 31, 2025 increased $4.5 million to $49.3 million, compared to $44.8 million for the three months ended March 31, 2024. Net interest margin was 3.57% in the three months ended March 31, 2025, compared to 3.32% in the three months ended March 31, 2024, an increase of 25 basis points, or 7.5%. The Company experienced increases in interest income on loans and investment securities, decreases in interest expense on deposits and subordinated debentures issued to capital trust, and increases in interest expense on short-term borrowings and securities sold under reverse repurchase agreements with customers.

The Company’s overall average interest rate spread increased 34 basis points, or 13.1%, from 2.66% during the three months ended March 31, 2024 to 3.00% during the three months ended March 31, 2025. The increase was due to a 26 basis point decrease in the weighted average rate paid on interest-bearing liabilities and an eight basis point increase in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans increased 10 basis points, the yield on investment securities increased 33 basis points and the yield on other interest-earning assets decreased 99 basis points. The rate paid on deposits decreased 32 basis points, the rate paid on reverse repurchase agreements increased three basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 47 basis points and the rate paid on subordinated debentures issued to capital trust decreased 107 basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March and April 2023 and market rates moved higher more rapidly. Overall competition for deposits remained elevated in 2024 and market interest rates were higher in 2024, until the federal funds rate was reduced in late 2024. This resulted in lower market interest rates into the first quarter of 2025.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” tables in this Quarterly Report on Form 10-Q.

Provision for and Allowance for Credit Losses

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as changes in underwriting standards, portfolio mix and delinquency level or term, as well as for changes in economic conditions, including but not limited to, changes in the national unemployment rate, commercial real estate price index, consumer sentiment, gross domestic product (GDP) and construction spending.

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

During the three months ended March 31, 2025, the Company did not record a provision expense on its portfolio of outstanding loans. During the three months ended March 31, 2024, the Company recorded provision expense of $500,000 on its portfolio of outstanding loans. Net charge-offs were $56,000 for the three months ended March 31, 2025, compared to net charge-offs of $83,000 in the three months ended March 31, 2024. The provision for losses on unfunded commitments for the three months ended March 31, 2025 was a negative provision of $348,000, compared to a provision expense of $130,000 for the three months ended March 31, 2024. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the levels of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.36% at both March 31, 2025 and December 31, 2024. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2025, based on recent reviews of the Bank’s loan portfolio and current economic conditions. However, if challenging economic conditions persist or worsen, or if management’s assessment of the loan portfolio changes, additional provisions for credit loss may be required, which could adversely impact the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At March 31, 2025, non-performing assets were $9.5 million, a decrease of $48,000 from $9.6 million at December 31, 2024. Non-performing assets as a percentage of total assets were 0.16% at both March 31, 2025 and December 31, 2024.

Compared to December 31, 2024, non-performing loans decreased $91,000, to $3.5 million at March 31, 2025. Compared to December 31, 2024, foreclosed assets increased $43,000 to $6.0 million at March 31, 2025.

Non-performing Loans. Activity in the non-performing loans category during the three months ended March 31, 2025 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	March 31

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	464	—	—	—	—	—	(96)	368
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,631	473	—	—	—	—	(28)	3,076
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	77	—	—	—	(77)	—	—	—
Commercial business	384	—	—	—	—	(135)	(249)	—
Consumer	17	24	—	—	—	—	(3)	38
Total non-performing loans	$3,573	$497	$—	$—	$(77)	$(135)	$(376)	$3,482

At March 31, 2025, the non-performing one- to four-family residential category included nine loans, two of which were added during the three months ended March 31, 2025. The largest relationship in the category totaled $884,000, or 28.7% of the category, and was added to non-performing loans in 2024. It is collateralized by a single-family residential property in the Buffalo, N.Y. area. The non-performing land development category consisted of one loan added in 2024, which totaled $368,000 and is collateralized by improved commercial land in the Omaha, Neb. area. The non-performing consumer category included four loans, two of which were added in the three months ended March 31, 2025.

Potential Problem Loans. Potential problem loans increased $390,000, to $7.5 million at March 31, 2025 from $7.1 million at December 31, 2024. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the three months ended March 31, 2025 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	March 31

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,202	1,099	(151)	—	—	(9)	(13)	2,128
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	4,331	—	—	—	—	—	(18)	4,313
Commercial business	—	—	—	—	—	—	—	—
Consumer	1,529	138	(642)	—	—	—	(14)	1,011
Total potential problem loans	$7,062	$1,237	$(793)	$—	$—	$(9)	$(45)	$7,452

At March 31, 2025, the commercial real estate category of potential problem loans included three loans, all of which are part of one relationship and were added to potential problem loans in 2024. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The borrower’s business cash flow was negatively impacted by a reduction in labor participation and increased operating costs, as well as ongoing changes to the Missouri Medicaid reimbursement rate. Monthly payments were made timely prior to the transfer to this category and have continued to be paid timely. The one- to four-family residential category of potential problem loans included 12 loans, one of which was added to potential problem loans during the three months ended March 31, 2025 and one of which was transferred from the consumer category (the loan was drawn on a home equity line of credit) during the three months ended March 31, 2025. The largest relationship in the one- to four-family category of potential problem loans, mentioned above as the loan transferred from the consumer category, totaled $966,000 and is collateralized by a single-family residential property in the Orlando. Fla. area. The consumer category of potential problem loans included 16 loans, six of which were added at during the three months ended March 31, 2025. The largest loan in the consumer category of potential problem loans is a home equity loan, totaling $748,000, related to the nursing care facility relationship, noted above.

Other Real Estate Owned and Repossessions. All of the $6.0 million of other real estate owned and repossessions at March 31, 2025 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the three months ended March 31, 2025 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	March 31

(In Thousands)
One-to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	—	—	—	—	—
Other residential (multi-family)	—	—	—	—	—	—
Commercial real estate	5,960	76	—	—	—	6,036
Commercial business	—	—	—	—	—	—
Consumer	33	2	(35)	—	—	—
Total foreclosed assets and repossessions	$5,993	$78	$(35)	$—	$—	$6,036

At March 31, 2025, the commercial real estate category of foreclosed assets consisted of two foreclosed properties, one of which was an office building in Clayton, Mo. that was transferred from non-performing loans during the three months ended December 31, 2024. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $10.7 million, from $15.9 million at December 31, 2024 to $26.6 million at March 31, 2025, primarily due to the addition of one loan totaling $11.0 million that is secured by a nursing care facility located in southwest Florida. The loan was downgraded due to the borrower’s financial performance and delinquent taxes (which have since been paid). While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit positions of the assets do not deteriorate and expose the institution to elevated risk, which might warrant adverse classification at a future date. In the three months ended March 31, 2025, loans classified as “Special Mention” decreased $26,000, to $1.4 million. See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended March 31, 2025, non-interest income decreased $216,000, to $6.6 million, when compared to the three months ended March 31, 2024. None of the components of non-interest income experienced increases or decreases exceeding $200,000 in comparing the two periods.

Non-interest Expense

For the three months ended March 31, 2025, non-interest expense increased $400,000, to $34.8 million, when compared to the three months ended March 31, 2024, primarily as a result of the following items:

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $694,000, or 8.9%, from the prior-year period. This increase was primarily related to various components of computer license and support expenses related to upgrades of core systems capabilities and collectively increased by $322,000 in the three months ended March 31, 2025 compared to the same period in 2024. In addition, parking lot maintenance expenses, primarily related to above normal snow removal activity, collectively increased by $232,000 in the three months ended March 31, 2025 compared to the same period in 2024.

Salaries and employee benefits: Salaries and employee benefits increased $473,000, or 2.4%, in the three months ended March 31, 2025 compared to the prior-year period. Much of this increase related to normal annual merit increases in various lending and operations areas.

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $687,000 in the three months ended March 31, 2025 compared to the same period in 2024, to $1.0 million. In the three months ended March 31, 2024, the Company expensed a total of $929,000 related to training and implementation costs for the then-anticipated core systems conversion and professional fees to consultants engaged to support the Company’s proposed related transition of core and ancillary software and information technology systems, with no such costs expensed in the three months ended March 31, 2025.

The Company’s efficiency ratio for the three months ended March 31, 2025, was 62.27% compared to 66.68% for the same period in 2024. The Company’s ratio of non-interest expense to average assets was 2.34% for the three months ended March 31, 2025 compared to 2.39% for the three months ended March 31, 2024. Average assets for the three months ended March 31, 2025, increased $200.2 million, or 3.5%, compared to the three months ended March 31, 2024, primarily due to growth in average balances of net loans receivable and investment securities.

Provision for Income Taxes

For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was 20.0% and 19.1%, respectively. These effective rates were below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.0% to 20.0% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net loan fees included in interest income were $970,000 and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The tables do not reflect any effect of income taxes.

	March 31,	Three Months Ended			Three Months Ended
	2025	March 31, 2025			March 31, 2024
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.18%	$830,615	$8,568	4.18%	$889,969	$8,697	3.93%
Other residential (multi-family)	6.86	1,546,209	26,450	6.94	959,975	16,858	7.06
Commercial real estate	6.12	1,510,432	23,015	6.18	1,499,641	22,768	6.11
Construction	7.08	490,586	8,652	7.15	856,571	15,844	7.44
Commercial business(1)	6.03	211,791	3,822	7.32	286,074	4,609	6.48
Other loans	6.41	166,424	2,564	6.25	173,636	2,300	5.33

Total loans receivable	6.13	4,756,057	73,071	6.23	4,665,866	71,076	6.13

Investment securities(1)	3.12	738,122	6,074	3.34	669,680	5,010	3.01
Interest-earning deposits in other banks	4.33	105,286	1,098	4.23	100,503	1,304	5.22

Total interest-earning assets	5.73	5,599,465	80,243	5.81	5,436,049	77,390	5.73
Non-interest-earning assets:
Cash and cash equivalents		100,558			90,474
Other non-earning assets		262,490			235,817
Total assets		$5,962,513			$5,762,340

Interest-bearing liabilities:
Interest-bearing demand and savings	1.37	$2,221,475	7,797	1.42	$2,223,780	9,482	1.71
Time deposits	3.47	772,054	6,714	3.53	937,720	9,165	3.93
Brokered deposits	4.46	892,611	10,089	4.58	688,820	8,990	5.25
Total deposits	2.49	3,886,140	24,600	2.57	3,850,320	27,637	2.89
Securities sold under reverse repurchase agreements	2.09	82,400	371	1.83	74,468	333	1.80
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.53	392,646	4,450	4.60	241,591	3,044	5.07
Subordinated debentures issued to capital trusts	6.15	25,774	382	6.01	25,774	454	7.08
Subordinated notes	5.90	74,919	1,106	5.99	74,619	1,106	5.96

Total interest-bearing liabilities	2.73	4,461,879	30,909	2.81	4,266,772	32,574	3.07
Non-interest-bearing liabilities:
Demand deposits		821,759			854,849
Other liabilities		71,360			67,879
Total liabilities		5,354,998			5,189,500
Stockholders’ equity		607,515			572,840
Total liabilities and stockholders’ equity		$5,962,513			$5,762,340

Net interest income:			$49,334			$44,816
Interest rate spread	3.00%			3.00%			2.66%
Net interest margin*				3.57%			3.32%
Average interest-earning assets to average interest-bearing liabilities		125.5%			127.4%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $55.0 million and $57.6 million for the three months ended March 31, 2025 and 2024, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $10.0 million and $11.4 million for the three months ended March 31, 2025 and 2024, respectively. Interest income on tax-exempt assets included in this table was $547,000 and $568,000 for the three months ended March 31, 2025 and 2024, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $458,000 and $460,000 for the three months ended March 31, 2025 and 2024, respectively.

Rate/Volume Analysis

The following table presents the dollar amounts of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the periods shown. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to volume and rate. Tax-exempt income was not calculated on a tax equivalent basis.

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$933	$1,062	$1,995
Investment securities	549	515	1,064
Interest-earning deposits in other banks	(275)	69	(206)
Total interest-earning assets	1,207	1,646	2,853
Interest-bearing liabilities:
Demand deposits	(1,675)	(10)	(1,685)
Time deposits	(902)	(1,549)	(2,451)
Brokered deposits	(824)	1,923	1,099
Total deposits	(3,401)	364	(3,037)
Securities sold under reverse repurchase agreements	5	33	38
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(246)	1,652	1,406
Subordinated debentures issued to capital trust	(72)	—	(72)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(3,714)	2,049	(1,665)
Net interest income	$4,921	$(403)	$4,518

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At March 31, 2025, the Company had commitments of approximately $56.3 million to fund loan originations, $1.15 billion of unused lines of credit and unadvanced loans, and $17.6 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	March 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$211,119	$205,599	$203,964	$199,182	$175,682
Secured by real estate (not one- to four-family)	—	—	—	—	23,752
Not secured by real estate - commercial business	106,211	106,621	82,435	104,452	91,786

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	96,807	94,501	101,545	100,669	74,501
Secured by real estate (not one-to four-family)	657,828	703,947	719,039	1,444,450	1,092,029

Loan commitments not closed
Secured by real estate (one-to four-family)	19,264	14,373	12,347	16,819	53,529
Secured by real estate (not one-to four-family)	50,296	53,660	48,153	157,645	146,826
Not secured by real estate - commercial business	18,484	22,884	11,763	50,145	12,920

	$1,160,009	$1,201,585	$1,179,246	$2,073,362	$1,671,025

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

At March 31, 2025 and December 31, 2024, the Company had the following available secured lines and on-balance sheet liquidity:

	March 31,	December 31,
	2025	2024
Federal Home Loan Bank line	$1,172.6 million	$1,058.8 million
Federal Reserve Bank line	370.5 million	346.4 million
Cash and cash equivalents	217.2 million	195.8 million
Unpledged securities – Available-for-sale	312.9 million	329.9 million
Unpledged securities – Held-to-maturity	24.5 million	25.0 million

Statements of Cash Flows. The Company had positive cash flows from operating activities during the three months ended March 31, 2025 and negative cash flows from operating activities during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, the Company had positive cash flows from investing activities and negative cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash of $15.0 million and used cash of $26.9 million during the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025 and 2024, investing activities provided cash of $9.4 million and $13.5 million, respectively. Investing activities in the 2025 and 2024 periods provided cash primarily due to principal payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the three months ended March 31, 2025 and 2024, financing activities used cash of $3.0 million and $26.5 million, respectively. In the 2024 period, financing activities used cash primarily as a result of net repayments of short-term borrowings, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by increases in FRB borrowings and net increases in checking and savings deposits. In the 2025 period, financing activities used cash primarily as a result of repayments of FRB borrowings, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in time deposits and checking and savings deposits and net increases in short-term borrowings.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2025, the Company’s total stockholders’ equity was $613.3 million, or 10.2% of total assets, equivalent to a book value of $53.03 per common share. As of December 31, 2024, total stockholders’ equity was $599.6 million, or 10.0% of total assets, equivalent to a book value of $51.14 per common share. At March 31, 2025, the Company’s tangible common equity to tangible assets ratio was 10.1%, compared to 9.9% at December 31, 2024 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at March 31, 2025 and December 31, 2024, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $38.5 million and $46.1 million, respectively. This change in net unrealized losses primarily resulted from decreased intermediate-term market interest rates in the three months ended March 31, 2025, which generally increased the fair value of the investment securities.

In addition, included in stockholders’ equity at March 31, 2025, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $3.3 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At March 31, 2025, the remaining pre-tax amount to be recorded in interest income was $4.2 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at March 31, 2025, was an unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $8.6 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease. The unrealized loss position on these swaps improved substantially in the three months ended March 31, 2025, due to a decline in market interest rates in that period.

As noted above, total stockholders’ equity increased $13.7 million, from $599.6 million at December 31, 2024 to $613.3 million at March 31, 2025. Total stockholders’ equity increased due to net income of $17.2 million in the three months ended March 31, 2025, a $1.2 million increase in stockholders’ equity during that period due to stock option exercises and a decrease in accumulated other comprehensive loss of $10.2 million during that period primarily due to increases in the fair value of cash flow hedges and available-for-sale investment securities mainly because of a decrease in market interest rates. Partially offsetting these changes were repurchases of the Company’s common stock during the three months ended March 31, 2025 totaling $10.2 million and dividends declared on common stock during that period of $4.6 million.

The Company had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $20.6 million and $24.7 million at March 31, 2025 and December 31, 2024 respectively, that were not included in its total capital balance. If held-to-maturity unrealized losses were included in capital (net of taxes), at March 31, 2025, they would have decreased total stockholder’s equity at that date by $15.6 million. This amount was equal to 2.5% of total stockholders’ equity of $613.3 million at March 31, 2025, compared to 3.1% of total stockholders’ equity of $599.6 million at December 31, 2024.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2025, the Bank’s common equity Tier 1 capital ratio was 12.7%, its Tier 1 capital ratio was 12.7%, its total capital ratio was 13.9% and its Tier 1 leverage ratio was 11.1%. As a result, as of March 31, 2025, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2024, the Bank’s common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 12.6%, its total capital ratio was 13.9% and its Tier 1 leverage ratio was 11.0%. As a result, as of December 31, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2025, the Company’s common equity Tier 1 capital ratio was 12.4%, its Tier 1 capital ratio was 12.9%, its total capital ratio was 15.6% and its Tier 1 leverage ratio was 11.3%. On December 31, 2024, the Company’s common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.8%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.2%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2025 and December 31, 2024, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

On April 30, 2025, the Company notified holders that it will redeem on June 15, 2025 (the “Redemption Date”) all of the Company’s outstanding 5.50% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030, having an aggregate principal amount of $75,000,000 (the “Subordinated Notes”), in accordance with the terms of the Subordinated Notes. The total redemption price will be 100% of the aggregate principal amount of the Subordinated Notes, plus accrued and unpaid interest to, but excluding, the Redemption Date. The Company will utilize excess cash on hand for the redemption payment. The annual combined interest expense and amortization of deferred issuance costs on the Subordinated Notes has been approximately $4.4 million.

Dividends. During the three months ended March 31, 2025, the Company declared a common stock cash dividend of $0.40 per share, or 27% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in December 2024). During the three months ended March 31, 2024, the Company declared a common stock cash dividend of $0.40 per share, or 35% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.40 per share (which was declared in December 2023). The Board of Directors meets regularly to consider the level and timing of dividend payments. The $0.40 per share dividend declared but unpaid as of March 31, 2025, was paid to stockholders in April 2025.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2025, the Company repurchased 173,344 shares of its common stock at an average price of $58.38 per share and issued 15,007 shares of common stock at an average price of $48.22 per share to cover stock option exercises. During the three months ended March 31, 2024, the Company repurchased 112,362 shares of its common stock at an average price of $51.44 per share and issued 7,288 shares of common stock at an average price of $35.41 per share to cover stock option exercises.

In November 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At March 31, 2025, approximately 270,000 shares remained available in this stock repurchase authorization.

In April 2025, the Company’s Board of Directors approved a new stock repurchase program, which will succeed the existing repurchase program (authorized in November 2022) following the repurchase of the existing program’s remaining available shares. The new stock repurchase program authorizes the purchase, from time to time in open market or privately negotiated transactions, of up to one million additional shares of the Company’s common stock.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	March 31,	December 31,
	2025	2024

	(Dollars in Thousands)
Common equity at period end	$613,293	$599,568
Less: Intangible assets at period end	9,985	10,094
Tangible common equity at period end (a)	$603,308	$589,474

Total assets at period end	$5,993,842	$5,981,628
Less: Intangible assets at period end	9,985	10,094
Tangible assets at period end (b)	$5,983,857	$5,971,534

Tangible common equity to tangible assets (a) / (b)	10.08%	9.87%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2025, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in the year ended December 31, 2023 and much of 2024. As of March 31, 2025, time deposit maturities over the next 12 months were as follows: within three months -- $668.6 million with a weighted-average rate of 4.10%; within three to six months -- $495.5 million with a weighted-average rate of 3.74%; and within six to twelve months -- $132.9 million with a weighted-average rate of 3.23%. Based on time deposit market rates in April 2025, replacement rates for these maturing time deposits are likely to be approximately 3.50-4.00%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions from December 14, 2016 through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50% 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%, and remained at that level as of March 31, 2025. Financial markets expect the possibility of further decreases in Federal Funds interest rates in 2025 to be likely, but at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.64 billion at March 31, 2025) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after March 31, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($760.4 million at March 31, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($9.7 million at March 31, 2025) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans had interest rate floors at various rates. At March 31, 2025, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2025, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As noted in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Initiatives”. Great Southern has previously reported certain issues and contractual disputes regarding its proposed conversion to a new core banking platform to be delivered by a third-party vendor. This ultimately led to Great Southern terminating the Master Agreement with the third-party vendor and initiating litigation against them, with the third-party vendor filing a counterclaim against Great Southern. As of May 1, 2025, the parties have executed a settlement agreement whereby, in pertinent part, the parties will jointly stipulate to a dismissal of all legal actions and the termination of the Master Agreement. Contemporaneously with this action, the parties’ debit card servicing agreement has been extended. Great Southern had previously recorded an accrued expense for these matters in 2024. No additional material expenses are expected to be incurred in the settlement of this matter.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. This program became effective in April 2023, upon completion of the previously authorized repurchase program.

In April 2025, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. This program will become effective upon completion of the repurchase program authorized in November 2022.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended March 31, 2025.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

January 1, 2025 – January 31, 2025	66,000	$59.07	66,000	377,229
February 1, 2025 – February 28, 2025	68,604	58.38	68,604	308,625
March 1, 2025 – March 31, 2025	38,740	57.21	38,740	269,885
	173,344	$58.38	173,344
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

A description of the current salary and bonus arrangements for 2025 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000 18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form previously filed with the Commission as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, is incorporated herein by reference as Exhibit 10.21.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: May 7, 2025	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)