Form 10-Q
period 2025-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2025-08-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,328,345 shares of common stock, par value $.01 per share, outstanding at August 5, 2025.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Number of Shares)

	JUNE 30,	DECEMBER 31,
	2025	2024

	(Unaudited)
ASSETS
Cash	$110,007	$109,366
Interest-bearing deposits in other financial institutions	135,906	86,390
Cash and cash equivalents	245,913	195,756

Available-for-sale securities	527,543	533,373
Held-to-maturity securities	183,100	187,433
Mortgage loans held for sale	5,616	6,937
Loans receivable, net of allowance for credit losses of $64,815 – June 2025; $64,760 – December 2024	4,534,287	4,690,393
Interest receivable	20,644	20,430
Prepaid expenses and other assets	133,614	136,594
Other real estate owned and repossessions, net	6,040	5,993
Premises and equipment, net	134,337	132,466
Goodwill and other intangible assets	9,877	10,094
Federal Home Loan Bank stock and other interest-earning assets	23,714	28,392
Current and deferred income taxes	29,987	33,767
Total Assets	$5,854,672	$5,981,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,684,126	$4,605,549
Securities sold under reverse repurchase agreements with customers	54,802	64,444
Short-term borrowings and other interest-bearing liabilities	369,907	514,247
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	—	74,876
Accrued interest payable	4,065	12,761
Advances from borrowers for taxes and insurance	8,822	5,272
Accrued expenses and other liabilities	76,763	70,634
Liability for unfunded commitments	8,045	8,503
Total Liabilities	5,232,304	5,382,060

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2025 and December 2024 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2025 – 11,396,533 shares; December 2024 – 11,723,548 shares	114	117
Additional paid-in capital	51,646	50,336
Retained earnings	611,921	603,477
Accumulated other comprehensive loss	(41,313)	(54,362)
Total Stockholders’ Equity	622,368	599,568

Total Liabilities and Stockholders’ Equity	$5,854,672	$5,981,628

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2025	2024

	(Unaudited)
INTEREST INCOME
Loans	$73,830	$74,295
Investment securities and other	7,145	6,632
TOTAL INTEREST INCOME	80,975	80,927

INTEREST EXPENSE
Deposits	24,368	27,783
Securities sold under reverse repurchase agreements	372	394
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3,974	4,373
Subordinated debentures issued to capital trust	389	454
Subordinated notes	909	1,105
TOTAL INTEREST EXPENSE	30,012	34,109

NET INTEREST INCOME	50,963	46,818
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(110)	(607)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	51,073	47,425

NON-INTEREST INCOME
Commissions	411	269
Overdraft and insufficient funds fees	1,266	1,230
Point-Of-Sale and ATM fee income and service charges	3,444	3,588
Net gains on loan sales	893	1,127
Late charges and fees on loans	340	136
Loss on derivative interest rate products	(28)	(7)
Other income	1,886	3,490
TOTAL NON-INTEREST INCOME	8,212	9,833

NON-INTEREST EXPENSE
Salaries and employee benefits	20,005	19,886
Net occupancy and equipment expense	8,435	7,841
Postage	825	777
Insurance	1,095	1,263
Advertising	705	891
Office supplies and printing	238	236
Telephone	705	685
Legal, audit and other professional fees	929	1,864
Expense (income) on other real estate and repossessions	(168)	285
Intangible asset amortization	108	109
Other operating expenses	2,128	2,572
TOTAL NON-INTEREST EXPENSE	35,005	36,409

INCOME BEFORE INCOME TAXES	24,280	20,849
PROVISION FOR INCOME TAXES	4,494	3,861
NET INCOME	$19,786	$16,988

Basic Earnings Per Common Share	$1.73	$1.46
Diluted Earnings Per Common Share	$1.72	$1.45

Dividends Declared Per Common Share	$0.40	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024

	(Unaudited)
INTEREST INCOME
Loans	$146,901	$145,371
Investment securities and other	14,317	12,946
TOTAL INTEREST INCOME	161,218	158,317

INTEREST EXPENSE
Deposits	48,968	55,420
Securities sold under reverse repurchase agreements	743	727
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	8,424	7,417
Subordinated debentures issued to capital trust	771	908
Subordinated notes	2,015	2,211
TOTAL INTEREST EXPENSE	60,921	66,683

NET INTEREST INCOME	100,297	91,634
PROVISION FOR CREDIT LOSSES ON LOANS	—	500
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(458)	(477)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	100,755	91,611

NON-INTEREST INCOME
Commissions	673	650
Overdraft and insufficient funds fees	2,481	2,519
Point-Of-Sale and ATM fee income and service charges	6,678	6,771
Net gains on loan sales	1,494	1,804
Late charges and fees on loans	583	303
Loss on derivative interest rate products	(52)	(20)
Other income	2,945	4,612
TOTAL NON-INTEREST INCOME	14,802	16,639

NON-INTEREST EXPENSE
Salaries and employee benefits	40,134	39,542
Net occupancy and equipment expense	16,968	15,680
Postage	1,756	1,584
Insurance	2,260	2,407
Advertising	995	1,241
Office supplies and printing	504	503
Telephone	1,411	1,406
Legal, audit and other professional fees	1,967	3,589
Expense (income) on other real estate and repossessions	(238)	346
Intangible asset amortization	216	217
Other operating expenses	3,854	4,316
TOTAL NON-INTEREST EXPENSE	69,827	70,831

INCOME BEFORE INCOME TAXES	45,730	37,419
PROVISION FOR INCOME TAXES	8,784	7,024
NET INCOME	$36,946	$30,395

Basic Earnings Per Common Share	$3.20	$2.60
Diluted Earnings Per Common Share	$3.18	$2.58

Dividends Declared Per Common Share	$0.80	$0.80

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED
	JUNE 30,
	2025	2024

	(Unaudited)
Net Income	$19,786	$16,988

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $577 and $(434), for 2025 and 2024, respectively	1,770	(1,329)

Unrealized loss on securities transferred to held-to-maturity, net of taxes (credit) of $(17) and $(12) for 2025 and 2024, respectively	(54)	(37)

Amortization of realized loss on termination of cash flow hedge, net of taxes (credit) of $(463) and $(463), for 2025 and 2024, respectively	(1,562)	(1,562)

Change in value of active cash flow hedges, net of taxes (credit) of $872 and $(2) for 2025 and 2024, respectively	2,671	(8)

Comprehensive Income	$22,611	$14,052

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024

	(Unaudited)
Net Income	$36,946	$30,395

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $3,067 and $(2,216), for 2025 and 2024, respectively	9,403	(6,789)

Unrealized loss on securities transferred to held-to-maturity, net of taxes (credit) of $(32) and $(24) for 2025 and 2024, respectively	(98)	(73)

Amortization of realized loss on termination of cash flow hedge, net of taxes (credit) of $(920) and $(924), for 2025 and 2024, respectively	(3,108)	(3,126)

Change in value of active cash flow hedges, net of taxes (credit) of $2,236 and $(971) for 2025 and 2024, respectively	6,852	(2,976)

Comprehensive Income	$49,995	$17,431

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED JUNE 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2025	$116	$51,076	$606,239	$(44,138)	$—	$613,293
Net income	—	—	19,786	—	—	19,786
Stock issued under Stock Option Plan	—	570	—	—	246	816
Common cash dividends declared, $0.40 per share	—	—	(4,559)	—	—	(4,559)
Change in fair value of cash flow hedges	—	—	—	1,109	—	1,109
Change in unrealized loss on held-to-maturity securities	—	—	—	(54)	—	(54)
Change in unrealized gain on available-for-sale securities	—	—	—	1,770	—	1,770
Repurchase of the Company’s common stock	—	—	—	—	(9,793)	(9,793)
Reclassification of treasury stock per Maryland law	(2)	—	(9,545)	—	9,547	—
Balance, June 30, 2025	$114	$51,646	$611,921	$(41,313)	$—	$622,368

	THREE MONTHS ENDED JUNE 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2024	$117	$44,807	$572,747	$(52,509)	$—	$565,162
Net income	—	—	16,988	—	—	16,988
Stock issued under Stock Option Plan	—	514	—	—	224	738
Common cash dividends declared, $0.40 per share	—	—	(4,634)	—	—	(4,634)
Change in fair value of cash flow hedges	—	—	—	(1,570)	—	(1,570)
Change in unrealized loss on held-to-maturity securities	—	—	—	(37)	—	(37)
Change in unrealized loss on available-for-sale securities	—	—	—	(1,329)	—	(1,329)
Repurchase of the Company’s common stock	—	—	—	—	(6,526)	(6,526)
Reclassification of treasury stock per Maryland law	(1)	—	(6,301)	—	6,302	—
Balance, June 30, 2024	$116	$45,321	$578,800	$(55,445)	$—	$568,792

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED JUNE 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2025	$117	$50,336	$603,477	$(54,362)	$—	$599,568
Net income	—	—	36,946	—	—	36,946
Stock issued under Stock Option Plan	—	1,310	—	—	687	1,997
Common cash dividends declared, $0.80 per share	—	—	(9,185)	—	—	(9,185)
Change in fair value of cash flow hedges	—	—	—	3,744	—	3,744
Change in unrealized loss on held-to-maturity securities	—	—	—	(98)	—	(98)
Change in unrealized gain on available-for-sale securities	—	—	—	9,403	—	9,403
Purchase of the Company’s common stock	—	—	—	—	(20,007)	(20,007)
Reclassification of treasury stock per Maryland law	(3)	—	(19,317)	—	19,320	—
Balance, June 30, 2025	$114	$51,646	$611,921	$(41,313)	$—	$622,368

	SIX MONTHS ENDED JUNE 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2024	$118	$44,320	$569,872	$(42,481)	$—	$571,829
Net income	—	—	30,395	—	—	30,395
Stock issued under Stock Option Plan	—	1,001	—	—	428	1,429
Common cash dividends declared, $0.80 per share	—	—	(9,313)	—	—	(9,313)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Change in fair value of cash flow hedges	—	—	—	(6,102)	—	(6,102)
Change in unrealized loss on held-to-maturity securities	—	—	—	(73)	—	(73)
Change in unrealized loss on available-for-sale securities	—	—	—	(6,789)	—	(6,789)
Purchase of the Company’s common stock	—	—	—	—	(12,361)	(12,361)
Reclassification of treasury stock per Maryland law	(2)	—	(11,931)	—	11,933	—
Balance, June 30, 2024	$116	$45,321	$578,800	$(55,445)	$—	$568,792

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,946	$30,395
Proceeds from sales of loans held for sale	70,978	85,303
Originations of loans held for sale	(67,720)	(90,455)
Items not requiring (providing) cash:
Depreciation	3,950	4,177
Amortization	267	1,154
Compensation expense for stock option grants	912	866
Provision for credit losses on loans	—	500
Provision (credit) for unfunded commitments	(458)	(477)
Net gain on loan sales	(1,494)	(1,804)
Net (gain) loss on sale of premises and equipment	(29)	8
Net (gain) loss on sale/write-down of other real estate owned and repossessions	5	(33)
Accretion of deferred income, premiums, discounts and other	(7,478)	(6,601)
Loss on derivative interest rate products	52	20
Net non-cash gain recorded on contract termination	—	(2,762)
Deferred income taxes	(277)	(810)
Changes in:
Interest receivable	(214)	(1,214)
Prepaid expenses and other assets	1,142	4,049
Accrued expenses and other liabilities	18,021	(6,247)
Income taxes refundable/payable	(295)	497
Net cash provided by operating activities	54,308	16,566

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	157,762	(45,807)
Purchase of loans	—	(6,251)
Purchase of premises and equipment	(6,329)	(2,320)
Proceeds from sale of premises and equipment	33	26
Proceeds from sale of other real estate owned and repossessions	37	1,122
Proceeds from maturities and calls of available-for-sale securities	1,617	—
Principal reductions on mortgage-backed securities	28,100	16,718
Purchase of available-for-sale securities	(5,951)	(92,631)
Investment in tax credit partnerships	(9,003)	(11,306)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	4,678	(3,739)
Net cash provided by (used in) investing activities	170,944	(144,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	43,118	(55,665)
Net increase (decrease) in checking and savings deposits	35,459	(50,720)
Net increase in short-term borrowings	26,018	47,049
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	—	180,000
Repayment of borrowing under Federal Reserve Bank Term Funding Program	(180,000)	—
Redemption of subordinated notes	(75,000)	—
Advances from borrowers for taxes and insurance	3,550	3,294
Repurchase of the Company’s common stock	(20,007)	(12,361)
Dividends paid	(9,318)	(9,402)
Stock options exercised	1,085	563
Net cash provided by (used in) financing activities	(175,095)	102,758

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,157	(24,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	195,756	211,333
CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,913	$186,469

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2024, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 implements a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, expands certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply Topic 280 in its entirety and permits more than one measure of segment profit or loss to be reported under certain conditions. ASU 2023-07 became effective for the Company for our annual financial statements in 2024. See Note 17 – Operating Segments.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 became effective for the Company beginning with the fiscal year ending December 31, 2025.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2025	2024

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,464	11,642
Net income	$19,786	$16,988
Per common share amount	$1.73	$1.46

Diluted:
Average common shares outstanding	11,464	11,642
Net effect of dilutive stock options – based on the treasury stock method using average market price	53	59
Diluted common shares	11,517	11,701
Net income	$19,786	$16,988
Per common share amount	$1.72	$1.45

	Six Months Ended June 30,
	2025	2024

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,551	11,704
Net income	$36,946	$30,395
Per common share amount	$3.20	$2.60

Diluted:
Average common shares outstanding	11,551	11,704
Net effect of dilutive stock options – based on the treasury stock method using average market price	53	59
Diluted common shares	11,604	11,763
Net income	$36,946	$30,395
Per common share amount	$3.18	$2.58

Options outstanding at June 30, 2025 and 2024, to purchase 835,549 and 741,708 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three- and six-month periods then ended because the exercise prices of such options were greater than the average market price of the common stock for the three- and six-months ended June 30, 2025 and 2024, respectively.

NOTE 5: INVESTMENT SECURITIES

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

The amortized cost and fair values of securities were as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$333,620	$185	$31,637	$302,168
Agency collateralized mortgage obligations	122,378	846	7,178	116,046
States and political subdivisions	56,759	46	5,036	51,769
Small Business Administration securities	63,507	—	5,947	57,560
	$576,264	$1,077	$49,798	$527,543

	June 30, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$70,430	$1,588	$72,018	$—	$6,722	$65,296
Agency collateralized mortgage obligations	106,951	(2,000)	104,951	—	11,839	93,112
States and political subdivisions	6,111	20	6,131	—	757	5,374
	$183,492	$(392)	$183,100	$—	$19,318	$163,782

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$346,712	$69	$40,874	$305,907
Agency collateralized mortgage obligations	123,395	—	9,771	113,624
States and political subdivisions securities	58,608	69	2,729	55,948
Small Business Administration securities	65,849	—	7,955	57,894
	$594,564	$138	$61,329	$533,373

	December 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,065	$1,864	$72,929	$—	$8,523	$64,406
Agency collateralized mortgage obligations	110,493	(2,140)	108,353	—	15,495	92,858
States and political subdivisions	6,137	14	6,151	—	650	5,501
	$187,695	$(262)	$187,433	$—	$24,668	$162,765

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	245	245	—	—
After two through three years	1,003	1,010	—	—
After three through four years	—	—	—	—
After four through five years	—	—	—	—
After five through fifteen years	19,054	17,708	5,623	4,968
After fifteen years	36,457	32,806	508	406
Securities not due on a single maturity date	519,505	475,774	176,969	158,408
	$576,264	$527,543	$183,100	$163,782

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. The total fair value of these investments at June 30, 2025 and December 31, 2024, was approximately $469.2 million and $523.9 million, respectively, which was approximately 88.9% and 98.2% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at June 30, 2025 and December 31, 2024, which was $183.1 million and $187.4 million, respectively. Total fair value of these investments at June 30, 2025 and December 31, 2024 was approximately $163.8 million and $162.8 million, respectively, which is 100.0% of the Company’s held-to-maturity investment portfolio.

Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at June 30, 2025, it had ample liquidity sources to fund its ongoing operations without selling investment securities in this portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings of issuers, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$46,897	$(430)	$244,254	$(31,207)	$291,151	$(31,637)
Agency collateralized mortgage obligations	8,922	(325)	63,297	(6,853)	72,219	(7,178)
States and political subdivisions securities	15,820	(1,425)	32,472	(3,611)	48,292	(5,036)
Small Business Administration securities	7,149	(13)	50,411	(5,934)	57,560	(5,947)
	$78,788	$(2,193)	$390,434	$(47,605)	$469,222	$(49,798)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,296	$(6,722)	$65,296	$(6,722)
Agency collateralized mortgage obligations	—	—	93,112	(11,839)	93,112	(11,839)
States and political subdivisions securities	—	—	5,374	(757)	5,374	(757)
	$—	$—	$163,782	$(19,318)	$163,782	$(19,318)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$45,977	$(1,008)	$253,971	$(39,866)	$299,948	$(40,874)
Agency collateralized mortgage obligations	50,720	(890)	62,903	(8,881)	113,623	(9,771)
States and political subdivisions securities	7,229	(270)	50,665	(7,685)	57,894	(7,955)
Small Business Administration securities	14,523	(343)	37,945	(2,386)	52,468	(2,729)
	$118,449	$(2,511)	$405,484	$(58,818)	$523,933	$(61,329)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,406	$(8,523)	$64,406	$(8,523)
Agency collateralized mortgage obligations	—	—	92,858	(15,495)	92,858	(15,495)
States and political subdivisions securities	—	—	5,501	(650)	5,501	(650)
	$—	$—	$162,765	$(24,668)	$162,765	$(24,668)

There were no sales of available-for-sale securities during the three or six months ended June 30, 2025 or June 30, 2024, respectively.

Allowance for Credit Losses. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of June 30, 2025 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

NOTE 6: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company measures the allowance for credit losses under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments.

Classes of loans at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024

	(In Thousands)
One- to four-family residential construction	$21,667	$30,533
Subdivision construction	25,415	19,861
Land development	27,297	42,504
Commercial construction	292,188	352,793
Owner occupied one- to four-family residential	677,735	710,446
Non-owner occupied one- to four-family residential	132,620	122,901
Commercial real estate	1,487,680	1,543,742
Other residential (multi-family)	1,577,941	1,549,249
Commercial business	195,082	220,291
Consumer auto	24,738	25,787
Consumer other	24,930	27,905
Home equity lines of credit	117,650	115,836
	4,604,943	4,761,848
Allowance for credit losses	(64,815)	(64,760)
Deferred loan fees and gains, net	(5,841)	(6,695)
	$4,534,287	$4,690,393

Weighted average interest rate	6.16%	6.08%

Classes of loans by aging were as follows as of the dates indicated.

	June 30, 2025
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$21,667	$21,667	$—
Subdivision construction	—	—	—	—	25,415	25,415	—
Land development	—	—	—	—	27,297	27,297	—
Commercial construction	—	—	—	—	292,188	292,188	—
Owner occupied one- to four-family residential	105	120	665	890	676,845	677,735	—
Non-owner occupied one- to four-family residential	—	—	1,361	1,361	131,259	132,620	—
Commercial real estate	—	—	—	—	1,487,680	1,487,680	—
Other residential (multi-family)	—	—	—	—	1,577,941	1,577,941	—
Commercial business	30	33	—	63	195,019	195,082	—
Consumer auto	12	13	—	25	24,713	24,738	—
Consumer other	18	24	18	60	24,870	24,930	—
Home equity lines of credit	38	47	—	85	117,565	117,650	—
Total	$203	$237	$2,044	$2,484	$4,602,459	$4,604,943	$—

	December 31, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$12	$—	$—	$12	$30,521	$30,533	$—
Subdivision construction	—	—	—	—	19,861	19,861	—
Land development	—	—	464	464	42,040	42,504	—
Commercial construction	—	—	—	—	352,793	352,793	—
Owner occupied one- to four-family residential	1,704	816	950	3,470	706,976	710,446	—
Non-owner occupied one- to four-family residential	642	—	1,681	2,323	120,578	122,901	—
Commercial real estate	—	—	77	77	1,543,665	1,543,742	—
Other residential (multi-family)	—	—	—	—	1,549,249	1,549,249	—
Commercial business	—	—	384	384	219,907	220,291	—
Consumer auto	39	1	—	40	25,747	25,787	—
Consumer other	145	4	17	166	27,739	27,905	—
Home equity lines of credit	63	56	—	119	115,717	115,836	—
Total	$2,605	$877	$3,573	$7,055	$4,754,793	$4,761,848	$—

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

Nonaccruing loans are summarized as follows:

	June 30,	December 31,
	2025	2024

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	464
Commercial construction	—	—
Owner occupied one- to four-family residential	665	950
Non-owner occupied one- to four-family residential	1,361	1,681
Commercial real estate	—	77
Other residential (multi-family)	—	—
Commercial business	—	384
Consumer auto	—	—
Consumer other	18	17
Home equity lines of credit	—	—
Total nonaccruing loans	$2,044	$3,573

During the three and six months ended June 30, 2025, the Company recorded $115,000 in interest income related to recoveries on nonaccrual loans. No interest income was recorded on nonaccrual loans for the three or six months ended June 30, 2024.

Nonaccrual loans for which there is no related allowance for credit losses as of June 30, 2025 and December 31, 2024, had an amortized cost of $1.9 million and $2.2 million, respectively. These loans were individually assessed and did not require an allowance due to being adequately collateralized under the collateral-dependent valuation method at those dates. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in the process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025, the Company did not record a provision expense on its portfolio of outstanding loans. During the three months ended June 30, 2024, the Company did not record a provision expense on its portfolio of outstanding loans and during the six months ended June 30, 2024, the Company recorded provision expense of $500,000 on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, March 31, 2024	$9,660	$13,886	$29,469	$2,748	$5,396	$3,928	$65,087
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(9)	—	—	(101)	—	(439)	(549)
Recoveries	27	—	—	194	281	215	717
Balance, June 30, 2024	$9,678	$13,886	$29,469	$2,841	$5,677	$3,704	$65,255

Allowance for credit losses
Balance, March 31, 2025	$9,192	$15,594	$28,794	$2,929	$4,522	$3,673	$64,704
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(10)	—	—	—	—	(241)	(251)
Recoveries	22	—	—	7	190	143	362
Balance, June 30, 2025	$9,204	$15,594	$28,794	$2,936	$4,712	$3,575	$64,815

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(107)	516	1,298	(96)	(1,596)	485	500
Losses charged off	(65)	—	—	(101)	(31)	(779)	(976)
Recoveries	30	—	—	194	369	468	1,061
Balance, June 30, 2024	$9,678	$13,886	$29,469	$2,841	$5,677	$3,704	$65,255

Allowance for credit losses
Balance, January 1, 2025	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(46)	—	(8)	—	(147)	(475)	(676)
Recoveries	26	—	—	201	203	301	731
Balance, June 30, 2025	$9,204	$15,594	$28,794	$2,936	$4,712	$3,575	$64,815

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and six months ended June 30, 2025 and 2024. The provision for losses on unfunded commitments for the three months ended June 30, 2025 was a credit (negative expense) of $110,000, compared to a credit (negative expense) of $607,000 for the three months ended June 30, 2024. The provision for losses on unfunded commitments for the six months ended June 30, 2025 was a credit (negative expense) of $458,000, compared to a credit (negative expense) of $477,000 for the six months ended June 30, 2024.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, March 31, 2024	$679	$3,978	$614	$509	$1,353	$484	$7,617
Provision (credit) charged to expense	(6)	(632)	32	41	(10)	(32)	(607)
Balance, June 30, 2024	$673	$3,346	$646	$550	$1,343	$452	$7,010

Allowance for unfunded commitments
Balance, March 31, 2025	$658	$4,594	$620	$418	$1,428	$437	$8,155
Provision (credit) charged to expense	97	9	61	54	(281)	(50)	(110)
Balance, June 30, 2025	$755	$4,603	$681	$472	$1,147	$387	$8,045

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(33)	(660)	27	(191)	384	(4)	(477)
Balance, June 30, 2024	$673	$3,346	$646	$550	$1,343	$452	$7,010

Allowance for unfunded commitments
Balance, January 1, 2025	$619	$4,833	$653	$496	$1,468	$434	$8,503
Provision (credit) charged to expense	136	(230)	28	(24)	(321)	(47)	(458)
Balance, June 30, 2025	$755	$4,603	$681	$472	$1,147	$387	$8,045

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2025		December 31, 2024
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	—	—	464	12
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,012	—	1,677	—
Non-owner occupied one- to four-family residential	2,324	—	1,681	261
Commercial real estate	4,231	—	4,253	—
Other residential (multi-family)	—	—	—	—
Commercial business	—	—	384	245
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	783	—	1,390	—

Total	$8,350	$—	$9,849	$518

Modified Loans. Loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. The estimate of lifetime expected losses utilized in the allowance for credit losses model is developed using average historical loss on loans with similar risk characteristics, which includes losses from modifications of loans to borrowers experiencing financial difficulty. As a result, a charge to the allowance for credit losses is generally not recorded upon modification. For modifications to loans made to borrowers experiencing financial difficulty that are adversely classified, the Company determines the allowance for credit losses on an individual basis, using the same process that it utilizes for other adversely classified loans. If collection efforts have begun and the modified loan is subsequently deemed collateral-dependent, the loan is placed on nonaccrual status and the allowance for credit losses is determined based on an individual evaluation. If necessary, the loan is charged down to fair market value less estimated sales costs.

The following tables show, as of the dates indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concession granted. During the three and six months ended June 30, 2025, principal forgiveness of $0 and $7,000, respectively, was completed on consumer loans. During the three and six months ended June 30, 2024, principal forgiveness of $241,000 and $255,000, respectively, was completed on consumer loans and a land development loan.

Amortized Cost Basis at June 30, 2025
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

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following tables depict the performance of loans (under modified terms) at June 30, 2025 and at December 31, 2024, respectively:

June 30, 2025
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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of June 30, 2025 and December 31, 2024.

	Term Loans by Origination Year
							Revolving
June 30, 2025	2025 YTD	2024	2023	2022	2021	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$4,017	$6,863	$4,676	$822	$—	$—	$5,289	$21,667
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	4,017	6,863	4,676	822	—	—	5,289	21,667
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	400	3,936	343	270	17,776	460	2,230	25,415
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	400	3,936	343	270	17,776	460	2,230	25,415
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	1,222	10,168	4,258	1,120	509	7,123	2,897	27,297
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	1,222	10,168	4,258	1,120	509	7,123	2,897	27,297
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	25,411	134,514	20,586	94,307	17,370	—	—	292,188
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	25,411	134,514	20,586	94,307	17,370	—	—	292,188
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	33,036	41,408	56,380	285,573	163,887	224,983	500	805,767
Watch (5)	—	—	—	—	—	724	—	724
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	308	479	344	1,156	1,577	3,864
Total	33,036	41,408	56,688	286,052	164,231	226,863	2,077	810,355
Current Period Gross Charge Offs	—	—	—	21	16	9	—	46

Other residential (multi-family)
Satisfactory (1-4)	63,819	65,872	111,631	622,476	422,747	284,956	3,755	1,575,256
Watch (5)	—	—	—	—	—	2,685	—	2,685
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	63,819	65,872	111,631	622,476	422,747	287,641	3,755	1,577,941
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	9,965	112,068	90,687	302,479	193,116	723,170	33,061	1,464,546
Watch (5)	—	—	—	11,047	—	7,790	—	18,837
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	4,297	—	4,297
Total	9,965	112,068	90,687	313,526	193,116	735,257	33,061	1,487,680
Current Period Gross Charge Offs	—	—	—	—	8	—	—	8

Commercial business
Satisfactory (1-4)	17,652	25,746	11,528	17,928	17,386	42,140	58,767	191,147
Watch (5)	—	—	—	911	2,959	—	—	3,870
Special Mention (6)	—	—	—	—	—	32	—	32
Classified (7-9)	—	—	—	—	—	—	33	33
Total	17,652	25,746	11,528	18,839	20,345	42,172	58,800	195,082
Current Period Gross Charge Offs	—	—	—	—	—	135	12	147

Consumer
Satisfactory (1-4)	9,250	13,281	6,656	4,049	1,578	8,866	122,315	165,995
Watch (5)	—	—	—	1	—	193	73	267
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	11	2	17	3	11	53	959	1,056
Total	9,261	13,283	6,673	4,053	1,589	9,112	123,347	167,318
Current Period Gross Charge Offs	—	21	15	12	—	425	2	475

Combined
Satisfactory (1-4)	164,772	413,856	306,745	1,329,024	834,369	1,291,698	228,814	4,569,278
Watch (5)	—	—	—	11,959	2,959	11,392	73	26,383
Special Mention (6)	—	—	—	—	—	32	—	32
Classified (7-9)	11	2	325	482	355	5,506	2,569	9,250
Total	$164,783	$413,858	$307,070	$1,341,465	$837,683	$1,308,628	$231,456	$4,604,943
Current Period Gross Charge Offs	$—	$21	$15	$33	$24	$569	$14	$676

	Term Loans by Origination Year
							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$11,750	$8,961	$822	$—	$—	$—	$9,000	$30,533
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,750	8,961	822	—	—	—	9,000	30,533
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	711	182	136	17,609	29	205	989	19,861
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	711	182	136	17,609	29	205	989	19,861
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	18,282	6,112	2,722	5,210	3,105	4,236	2,373	42,040
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	464	—	—	464
Total	18,282	6,112	2,722	5,210	3,569	4,236	2,373	42,504
Current Period Gross Charge Offs	—	—	—	—	—	101	—	101

Other construction
Satisfactory (1-4)	78,337	52,046	189,389	33,021	—	—	—	352,793
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	78,337	52,046	189,389	33,021	—	—	—	352,793
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	42,931	59,973	304,054	176,759	91,238	153,392	426	828,773
Watch (5)	—	—	—	—	145	597	—	742
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	628	387	129	—	1,178	1,510	3,832
Total	42,931	60,601	304,441	176,888	91,383	155,167	1,936	833,347
Current Period Gross Charge Offs	—	49	—	—	—	16	—	65

Other residential (multi-family)
Satisfactory (1-4)	66,028	92,268	552,183	506,902	179,094	146,712	3,352	1,546,539
Watch (5)	—	—	—	—	—	2,710	—	2,710
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	66,028	92,268	552,183	506,902	179,094	149,422	3,352	1,549,249
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	97,512	81,282	320,442	217,049	96,246	682,549	35,937	1,531,017
Watch (5)	—	—	—	—	—	7,879	—	7,879
Special Mention (6)	—	—	—	—	—	438	—	438
Classified (7-9)	—	—	—	77	—	4,331	—	4,408
Total	97,512	81,282	320,442	217,126	96,246	695,197	35,937	1,543,742
Current Period Gross Charge Offs	—	—	54	10	—	1,236	—	1,300

Commercial business
Satisfactory (1-4)	21,179	29,846	28,678	20,301	7,646	44,908	62,015	214,573
Watch (5)	—	—	1,005	3,296	—	—	—	4,301
Special Mention (6)	—	—	995	—	38	—	—	1,033
Classified (7-9)	—	245	—	—	—	139	—	384
Total	21,179	30,091	30,678	23,597	7,684	45,047	62,015	220,291
Current Period Gross Charge Offs	—	—	—	4	27	164	48	243

Consumer
Satisfactory (1-4)	17,391	9,234	6,147	2,618	1,151	10,478	120,653	167,672
Watch (5)	—	—	5	—	4	194	107	310
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	1	9	11	20	—	53	1,452	1,546
Total	17,392	9,243	6,163	2,638	1,155	10,725	122,212	169,528
Current Period Gross Charge Offs	13	105	122	32	4	1,161	54	1,491

Combined
Satisfactory (1-4)	354,121	339,904	1,404,573	979,469	378,509	1,042,480	234,745	4,733,801
Watch (5)	—	—	1,010	3,296	149	11,380	107	15,942
Special Mention (6)	—	—	995	—	38	438	—	1,471
Classified (7-9)	1	882	398	226	464	5,701	2,962	10,634
Total	$354,122	$340,786	$1,406,976	$982,991	$379,160	$1,059,999	$237,814	$4,761,848
Current Period Gross Charge Offs	$13	$154	$176	$46	$31	$2,678	$102	$3,200

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At June 30, 2025, the Company had 21 such investments, with a net carrying value of $100.9 million. At December 31, 2024, the Company had 23 such investments, with a net carrying value of $98.8 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $99.7 million as of June 30, 2025, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $89.5 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $3.2 million and $2.8 million during the three months ended June 30, 2025 and 2024, respectively. Investment amortization was $2.7 million for the three months ended June 30, 2025, compared to $2.5 million for the three months ended June 30, 2024.

The Company’s usage of federal affordable housing tax credits approximated $6.4 million and $5.6 million during the six months ended June 30, 2025 and 2024, respectively. Investment amortization was $5.6 million for the six months ended June 30, 2025, compared to $5.1 million for the six months ended June 30, 2024.

Investments in Community Development Entities

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At June 30, 2025, the Company had one such investment, with a net carrying value of $149,000. At December 31, 2024, the Company had one such investment, with a net carrying value of $199,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified community development entities, they are accounted for using the proportional amortization method. Each of the partnerships provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified community development entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the community development entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the community development entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal new market tax credits approximated $30,000 during both the three months ended June 30, 2025 and the three months ended June 30, 2024. Investment amortization amounted to $25,000 for both the three months ended June 30, 2025 and the three months ended June 30, 2024.

The Company’s usage of federal new market tax credits approximated $60,000 during both the six months ended June 30, 2025 and the six months ended June 30, 2024. Investment amortization amounted to $50,000 for both the six months ended June 30, 2025 and the six months ended June 30, 2024. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these new market tax credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At June 30, 2025 and December 31, 2024, the Company had no such investments, with the previous investment fully amortizing during 2024. Under current tax law, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $-0- and $76,000 during the three months ended June 30, 2025 and 2024, respectively. Investment amortization amounted to $-0- and $64,000 for the three months ended June 30, 2025 and 2024, respectively.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $-0- and $152,000 during the six months ended June 30, 2025 and 2024, respectively. Investment amortization amounted to $-0- and $127,000 for the six months ended June 30, 2025 and 2024, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these rehabilitation/historic tax credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2025	2024

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential (multi-family)	—	—
Commercial real estate	6,036	5,960
Commercial business	—	—
Consumer	4	33
Total foreclosed assets held for sale and repossessions	6,040	5,993

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$6,040	$5,993

At June 30, 2025 and December 31, 2024, there was no other real estate owned not acquired through foreclosure.

At June 30, 2025 and December 31, 2024, residential mortgage loans totaling $70,000 and $12,000, respectively, were in the process of foreclosure.

Expenses (income) applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	June 30,
	2025	2024

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$1	$(36)
Valuation write-downs	—	—
Operating expenses (income), net of rental income	(169)	321
	$(168)	$285

	Six Months Ended
	June 30,
	2025	2024

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$5	$(33)
Valuation write-downs	—	—
Operating expenses (income), net of rental income	(243)	379
	$(238)	$346

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	June 30,	December 31,
	2025	2024

	(In Thousands)
Land	$39,406	$39,340
Buildings and improvements	108,622	107,525
Furniture, fixtures and equipment	73,063	69,916
Operating leases right of use asset	5,886	6,390
	226,977	223,171
Less: accumulated depreciation	92,640	90,705
	$134,337	$132,466

Leases. The Company records leases in accordance with ASU 2016-02, Leases (Topic 842). The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of June 30, 2025, the lease right of use asset value was $5.9 million and the corresponding lease liability was $6.1 million. As of December 31, 2024, the lease right of use asset value was $6.4 million and the corresponding lease liability was $6.6 million. At June 30, 2025, expected lease terms ranged from 2.1 years to 13.4 years with a weighted-average lease term of 6.5 years. The weighted-average discount rate at June 30, 2025 was 3.99%.

For the three months ended June 30, 2025 and 2024, total lease expense was $402,000 and $413,000, respectively. For the six months ended June 30, 2025 and 2024, total lease expense was $821,000 and $895,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the lease expense related to ATMs for the three months ended June 30, 2025 and 2024 was $79,000 and $90,000, respectively. The lease expense related to ATMs for the six months ended June 30, 2025 and 2024 was $156,000 and $171,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended June 30, 2025 and 2024, income recognized from these lease agreements was $358,000 and $339,000, respectively, and was included in occupancy and equipment expense. In the six months ended June 30, 2025 and 2024, income recognized from these lease agreements was $678,000 and $680,000, respectively, and was included in occupancy and equipment expense.

	June 30, 2025	December 31, 2024

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$5,886	$6,390
Operating leases liability	$6,091	$6,621

	For the Three Months Ended
	June 30, 2025	June 30, 2024

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$402	$413

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$401	$407
Right of use assets obtained in exchange for lease obligations:
Operating leases	$358	$339

	For the Six Months Ended
	June 30, 2025	June 30, 2024

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$821	$895

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$816	$869
Right of use assets obtained in exchange for lease obligations:
Operating leases	$678	$680

At June 30, 2025, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2025	$655
2026	1,334
2027	1,285
2028	1,018
2029	663
2030	506
Thereafter	1,482

Future lease payments expected	6,943

Less: interest portion of lease payments	(852)

Lease liability	$6,091

NOTE 10: DEPOSITS

	Weighted Average	June 30,	December 31,
	Interest Rate	2025	2024

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$859,910	$842,931
Interest-bearing checking and savings accounts	1.41% and 1.39%	2,233,213	2,214,732
		3,093,123	3,057,663

Certificate accounts	0.00% - 0.99%	42,244	52,720
	1.00% - 1.99%	97,371	75,938
	2.00% - 2.99%	3,328	8,244
	3.00% - 3.99%	546,836	89,967
	4.00% - 4.99%	67,875	548,903
	5.00% and above	—	—
		757,654	775,772

Brokered deposits	4.44% and 4.61%	833,349	772,114
		833,349	772,114

		$4,684,126	$4,605,549

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $833.3 million and $772.1 million at June 30, 2025 and December 31, 2024, respectively. At both June 30, 2025 and December 31, 2024, brokered deposits included $300.0 million of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At June 30, 2025, there were brokered deposits totaling $99.7 million that had fixed rates of interest but were callable at the Bank’s discretion. At June 30, 2025, approximately 35% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 15% of the Company’s total deposits were uninsured at June 30, 2025.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2025 and December 31, 2024, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At June 30, 2025 and December 31, 2024, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. At June 30, 2025, investment securities with carrying values of approximately $292.5 million and loans with carrying values of approximately $2.17 billion were pledged as collateral for FHLB borrowings, which equates to an advance equivalent of $1.59 billion. At December 31, 2024 investment securities with carrying values of approximately $110.4 million and loans with carrying values of approximately $2.12 billion were pledged as collateral for outstanding advances or borrowings, which equates to an advance equivalent of $1.39 billion. The Bank had $1.22 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at June 30, 2025.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30,	December 31,
	2025	2024

	(In Thousands)

Notes payable – Community Development Equity Funds	$907	$1,247
Securities sold under reverse repurchase agreements	54,802	64,444
Short-term borrowings from Federal Reserve Bank	—	180,000
Overnight borrowings from the Federal Home Loan Bank	369,000	333,000
	$424,709	$578,691

Short-term borrowings from the Federal Reserve Bank at December 31, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing matured and was repaid in January 2025 and had a fixed interest rate of 4.83%. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $187.7 million as of December 31, 2024. As of June 30, 2025, the Company had no outstanding borrowings from the Federal Reserve Bank.

The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The underlying securities sold in the agreements are held by the Bank during the agreement period. All agreements are written on a term of one month or less.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type. These securities contractually mature daily.

	June 30,	December 31,
	2025	2024

	(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$54,802	$64,444

NOTE 13: SUBORDINATED NOTES

On June 10, 2020, the Company completed the public offering and sale of $75.0 million of its subordinated notes. The notes were due June 15, 2030, and had a fixed interest rate of 5.50% until June 15, 2025, at which time the rate was to begin floating at a rate expected to be equal to three-month term Secured Overnight Financing Rate (SOFR) plus 5.325%. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million. Total debt issuance costs of approximately $1.5 million were deferred and amortized over the expected life of the notes, which was five years.

On June 15, 2025, in accordance with the terms of the notes, the Company redeemed all $75.0 million aggregate principal amount of the subordinated notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.

Amortization of the debt issuance costs during the three months ended June 30, 2025 and 2024, totaled $50,000 and $74,000, respectively. Amortization of the debt issuance costs during the six months ended June 30, 2025 and 2024, totaled $124,000 and $148,000, respectively.

At June 30, 2025 and December 31, 2024, subordinated notes were as follows:

	June 30,	December 31,
	2025	2024

	(In Thousands)
Subordinated notes	$—	$75,000
Less: unamortized debt issuance costs	—	124
	$—	$74,876

NOTE 14: INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its expected impact on our consolidated financial statements.

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2025		2024
	(In Thousands)		(In Thousands)
Tax at statutory rate	$5,099	21.0%	$4,378	21.0%
Nontaxable interest and dividends	(99)	(0.4)	(101)	(0.5)
U.S. federal tax credits (primarily low-income housing)	(858)	(3.5)	(830)	(4.0)
State income or franchise taxes	345	1.4	277	1.3
Other	7	—	137	0.7
	$4,494	18.5%	$3,861	18.5%

	Six Months Ended June 30,		Six Months Ended June 30,
	2025		2024
	(In Thousands)		(In Thousands)
Tax at statutory rate	$9,603	21.0%	$7,858	21.0%
Nontaxable interest and dividends	(195)	(0.4)	(198)	(0.5)
U.S. federal tax credits (primarily low-income housing)	(1,717)	(3.8)	(1,659)	(4.4)
State income or franchise taxes	733	1.6	735	2.0
Other	360	0.8	288	0.7
	$8,784	19.2%	$7,024	18.8%

During the six months ended June 30, 2025, the Company paid U.S. federal income taxes totaling $3.0 million and paid taxes to various state jurisdictions totaling $649,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, the Company received a refund of $19,000 from one state jurisdiction and federal income tax refunds totaling $65,000.

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2020 are now closed. In addition, there were no pending audits by any state jurisdiction at June 30, 2025.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2025 and December 31, 2024:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2025
Available-for-sale securities
Agency mortgage-backed securities	$302,168	$—	$302,168	$—
Agency collateralized mortgage obligations	116,046	—	116,046	—
States and political subdivisions securities	51,769	—	51,769	—
Small Business Administration securities	57,560	—	57,560	—
Interest rate derivative asset	6,227	—	6,227	—
Interest rate derivative liability	(14,125)	—	(14,125)	—

December 31, 2024
Available-for-sale securities
Agency mortgage-backed securities	$305,907	$—	$305,907	$—
Agency collateralized mortgage obligations	113,624	—	113,624	—
States and political subdivisions securities	55,948	—	55,948	—
Small Business Administration securities	57,894	—	57,894	—
Interest rate derivative asset	8,065	—	8,065	—
Interest rate derivative liability	(25,000)	—	(25,000)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2025 and December 31, 2024 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the six-month period ended June 30, 2025.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at June 30, 2025 or December 31, 2024.

Interest Rate Derivatives. The fair values are estimated using forward-looking interest rate curves and are determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at June 30, 2025 and December 31, 2024:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
June 30, 2025
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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At June 30, 2025 and December 31, 2024, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2025 and the year ended December 31, 2024, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at June 30, 2025 or December 31, 2024 which had valuation write-downs subsequent to the initial recording of the assets.

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

	June 30, 2025			December 31, 2024
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$245,913	$245,913	1	$195,756	$195,756	1
Held-to-maturity securities	183,100	163,782	2	187,433	162,765	2
Mortgage loans held for sale	5,616	5,616	2	6,937	6,937	2
Loans, net of allowance for credit losses	4,534,287	4,403,868	3	4,690,393	4,529,729	3
Interest receivable	20,644	20,644	3	20,430	20,430	3
Investment in FHLBank stock and other assets	23,714	23,714	3	28,392	28,392	3

Financial liabilities
Deposits	4,684,126	4,681,247	3	4,605,549	4,602,312	3
Short-term borrowings	424,709	424,709	3	578,691	578,691	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	—	—	2	74,876	74,438	2
Interest payable	4,065	4,065	3	12,761	12,761	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	77	77	3	72	72	3
Lines of credit	—	—	3	—	—	3

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

At June 30, 2025, the Company had five interest rate swaps totaling $85.6 million in notional amount with commercial customers, and five interest rate swaps with the same aggregate notional amount with third parties related to its program. At December 31, 2024, the Company had five interest rate swaps totaling $86.7 million in notional amount with commercial customers, and five interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2024, the Company had one participation loan purchased totaling $8.4 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended June 30, 2025 and 2024, the Company recognized net losses of $28,000 and $7,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the six months ended June 30, 2025 and 2024, the Company recognized net losses of $52,000 and $20,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, has been reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI) and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This had the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. At June 30, 2025, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income on the terminated swap in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly. The Company recorded $2.0 million of interest income related to this terminated swap in each of the three-month periods ended June 30, 2025 and 2024. The Company recorded $4.0 million and 4.1 million of interest income related to the swap in the six months ended June 30, 2025 and June 30, 2024, respectively.

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

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At June 30, 2025, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.31926%. The Company recorded a reduction of loan interest income related to these swap transactions of $1.8 million and $2.8 million in the three months ended June 30, 2025 and 2024, respectively. The Company recorded a reduction of loan interest income related to these swap transactions of $3.5 million and $5.5 million in the six months ended June 30, 2025 and 2024, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and six months ended June 30, 2025 and 2024, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2025	2024

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$7,925	$17,014

Total derivatives designated as hedging instruments		$7,925	$17,014

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$6,227	$8,065

Total derivatives not designated as hedging instruments		$6,227	$8,065

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$6,200	$7,986

Total derivatives not designated as hedging instruments		$6,200	$7,986

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2025	2024

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,562)	$(1,562)
Active interest rate swaps, net of income taxes	2,671	(8)
	$1,109	$(1,570)

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2025	2024

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(3,108)	$(3,126)
Active interest rate swaps, net of income taxes	6,852	(2,976)
	$3,744	$(6,102)

The following table presents, for the periods indicated, the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended June 30,
Cash Flow Hedges	2025		2024
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$80,975	$—	$80,927	$—
Total Interest Expense	—	30,012	—	34,109
	$80,975	$30,012	$80,927	$34,109

Terminated interest rate swap	$2,025	$—	$2,025	$—
Active interest rate swaps	(1,757)	—	(2,769)	—
	$268	$—	$(744)	$—

	Six Months Ended June 30,
Cash Flow Hedges	2025		2024
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$161,218	$—	$158,317	$—
Total Interest Expense	—	60,921	—	66,683
	$161,218	$60,921	$158,317	$66,683

Terminated interest rate swap	$4,028	$—	$4,073	$—
Active interest rate swaps	(3,499)	—	(7,422)	—
	$529	$—	$(3,349)	$—

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

At June 30, 2025, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $27,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At June 30, 2025, the Company had given cash collateral to one derivative counterparty of $3.5 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $5.3 million for commercial lending swaps and collateral from the Company of $8.5 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at June 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024

	(In Thousands)
Interest income	$80,975	$80,927
Interest expense	30,012	34,109
Net interest income	50,963	46,818

Credit loss expense	(110)	(607)
Net interest income after credit loss expense	51,073	47,425

Non-interest Income
Commissions	411	269
Overdraft and insufficient funds fees	1,266	1,230
Point-of-sale and ATM fee income and service charges	3,444	3,588
Net gain on loan sales	893	1,127
Late charges and fees on loans	340	136
Fees from debit card contracts	368	346
Other income	1,490	3,137
	8,212	9,833

Non-interest Expense
Salaries and incentives	16,275	16,216
Employee benefits	3,730	3,670
Net occupancy expense	3,003	2,967
Technology, furniture and equipment expense	5,432	4,874
Postage	825	777
Insurance	1,095	1,263
Advertising	705	891
Office supplies and printing	238	236
Telephone	705	685
Legal, audit and other professional fees	929	1,864
Expense (income) on other real estate and repossessions	(168)	285
Intangible asset amortization	108	109
Travel meals and entertainment	711	606
Other operating expenses	1,417	1,966
	35,005	36,409

Income Before Income Taxes	24,280	20,849
Provision for Income Taxes	4,494	3,861
Net Income	$19,786	$16,988

	Six Months Ended June 30,
	2025	2024

	(In Thousands)
Interest income	$161,218	$158,317
Interest expense	60,921	66,683
Net interest income	100,297	91,634

Credit loss expense	(458)	23
Net interest income after credit loss expense	100,755	91,611

Non-interest Income
Commissions	673	650
Overdraft and insufficient funds fees	2,481	2,519
Point-of-sale and ATM fee income and service charges	6,678	6,771
Net gain on loan sales	1,494	1,804
Late charges and fees on loans	583	303
Fees from debit card contracts	868	1,101
Other income	2,025	3,491
	14,802	16,639

Non-interest Expense
Salaries and incentives	32,478	32,078
Employee benefits	7,656	7,464
Net occupancy expense	6,382	5,985
Technology, furniture and equipment expense	10,586	9,695
Postage	1,756	1,584
Insurance	2,260	2,407
Advertising	995	1,241
Office supplies and printing	504	503
Telephone	1,411	1,406
Legal, audit and other professional fees	1,967	3,589
Expense (income) on other real estate and repossessions	(238)	346
Intangible asset amortization	216	217
Travel meals and entertainment	950	828
Other operating expenses	2,904	3,488
	69,827	70,831

Income Before Income Taxes	45,730	37,419
Provision for Income Taxes	8,784	7,024
Net Income	$36,946	$30,395

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with or to the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2025, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2025, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis and are now fully amortized.

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

At June 30, 2025, the amortizable intangible assets included the arena naming rights of $4.5 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of June 30, 2025. While management believes no impairment existed as of June 30, 2025, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	June 30,	December 31,
	2025	2024

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	4,481	4,698
	$9,877	$10,094

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

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, $1.7 trillion in fiscal 2023 and $1.8 trillion in fiscal 2024. The Federal Reserve aggressively raised the federal funds interest rate from early 2022 through mid - 2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years.

The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. At June 30, 2025, Core PCE, which excludes food and energy prices, rose 2.8% from one year ago, above the Federal Reserve’s target of 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated June 2025, real GDP in 2025 is projected to rise 1.5% on an annual average basis; this is an increase to prior GDP forecasts for 2025, which anticipated growth of 1.3%. The new outlook on GDP growth for 2026 and 2027 is 1.4% and 1.8%, respectively, which is a slight decrease from the previous projection of 1.5% and 2.1%.

Employment

The national unemployment rate decreased slightly to 4.1% for June 2025 compared to 4.2% for March 2025. The number of unemployed individuals was 7.0 million as of June 2025, with 147,000 jobs added during that month. In June 2025, healthcare, social assistance and state and local governments contributed 128,000 of total job gains.

As of June 2025, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.3%. The unemployment rate for the Midwest, where the Company conducts most of its business, was 4.2% for both the quarter ended June 30, 2025 and the quarter ended March 31, 2025. Unemployment rates for June 2025 in the states where the Company has a branch or a loan production office were: Arizona at 4.1%, Arkansas at 3.7%, Colorado at 4.7%, Georgia at 3.5%, Illinois at 4.6%, Iowa at 3.7%, Kansas at 3.8%, Minnesota at 3.3%, Missouri at 4.0%, Nebraska at 3.0%, North Carolina at 3.7%, and Texas at 4.0%. These rates were relatively unchanged for a majority of the states compared to March 2025. It is unknown whether actions being taken to reduce federal employment levels will impact the unemployment rates in these states.

Single Family Housing

Existing-home sales decreased 2.7% in June 2025 to a seasonally adjusted annual rate of 3.93 million. No change occurred in year-over-year existing home sales. In the Midwest, existing-home sales slowed to 4% in June 2025 at an annual rate of 950,000, up 2.2% from one year earlier.

The median existing-home sales price rose 2% from June 2024 to $435,300 in June 2025. The median price in the Midwest in June 2025 was $337,600, up 3.4% from June 2024. All regions reported median price increases when compared to the prior year.

Total housing inventory registered at the end of June 2025 was 1.53 million units, down .6% from May 2025 and up 15.9% from one year ago. Unsold inventory sat at a 4.7-month supply at the end of June 2025, up from 4.6 months at the end of May 2025 and 4.0 months at the end of June 2024.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in June 2025 were at a rate of 1.3 million, 4.6% above the revised estimate for May 2025 but 0.5% below June 2024.

Sales of new single‐family houses in June 2025 were at a seasonally adjusted annual rate of 627,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 13.3% below the May 2025 rate of 623,000 and 6.6% below the June 2024 rate of 671,000.

The median price of new houses sold in June 2025 was $401,800, which is lower than the May 2025 median price of $422,700. The seasonally‐adjusted estimate of new houses for sale at the end of June 2025 represented a supply of 9.8 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.75% as of June 30, 2025, down from 6.77% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

The U.S. multi-family market experienced a continued strong recovery in demand through the first half of 2025, driven by stable economic growth plus a continued slowing of renter households making the jump to home ownership and creating fewer units to backfill. Excluding pandemic level absorption, first-quarter 2025 was the strongest absorption period on record with nearly 130,000 units. Large markets in the South and Southwest, such as Dallas and Phoenix, were absorption leaders. Absorption increases are also fueled by generational transitions – older members of Gen Z as well as Baby Boomers are making their way to rental properties rather than home ownership.

Overall vacancy in the multi-family market was 8.2% as of June 2025 and is forecasted to fall below this level by the end of 2025. Vacancies among 4 and 5 Star buildings could decline quickly throughout the remainder of the year as recent developments enter the lease-up phase. Market conditions could stimulate an increase in rent growth across all quality segments due to above average wage growth and changes in supply and demand.

The Midwest and Northeast regions have fared the best over the past two years in terms of rent growth. Rents are still down year over year as of June 2025 in 14 of the largest 50 markets, primarily in areas where supply significantly outpaced demand. Controlled increase in projected new supply is expected to keep Midwestern markets more balanced, thereby avoiding the oversupply conditions that contributed to weaker rent growth. Kansas City and Chicago continue to lead the nation in rent growth, each displaying 3% growth in the first quarter of 2025.

Our market areas reflected the following apartment vacancy levels as of June 2025: Springfield, Missouri at 6.3%, St. Louis at 10.4%, Kansas City at 8.4%, Minneapolis at 6.6%, Dallas-Fort Worth at 11.9%, Chicago at 4.7%, Atlanta at 12.0%, Phoenix at 12.0%, Denver at 11.4% and Charlotte, North Carolina at 12.4%.

Preliminary data suggested that net absorption for the office industry remained positive through the second quarter of 2025. Revisions have confirmed that occupancy losses accelerated, though less severely compared to 2023 and 2024. Through the second quarter of 2025, space for lease increased more than 10 million square feet. A decrease in demand combined with a geographically focused increase in leasing drove the vacancy rate up slightly to 14.1% in June 2025, compared to 13.9% in March 2025.

The market vacancy rate is the result of multiple factors. The supply pipeline is diminishing faster than previously expected, currently representing the lowest supply since 2012, with 63.5 million square feet under construction. Construction delays led to under 5 million square feet of new supply in the first half of 2025. Positive absorption across some of the largest office markets, combined with a diminishing pipeline of supply, is expected to continue to hold the national vacancy rate steady. Various indicators show office attendance trending upward in the first half of 2025, albeit slowly. But while attendance was rising, office-using job growth nearly stalled.

Transaction volume continued to gain positive momentum in the second quarter of 2025, with $13.8 billion in office sales – up 55% from the same period last year. The market still has not returned to its peak, but the year-over-year surge indicates that buyers are willing to engage in transactions even with macro uncertainties.

CoStar reported that office asking rents have remained flat over the past four years. A looming lack of available space in premium new buildings and an ongoing minimal amount of sublease inventory is expected to keep office asking-rent growth nominally positive for the near future.

As of June 2025, national office vacancy rates remained stable at 14.1%, while our market areas reflected the following vacancy levels: Springfield, Missouri at 4.2%, St. Louis at 9.7%, Kansas City at 11.0%, Minneapolis at 11.5%, Dallas-Fort Worth at 17.9%, Chicago at 16.8%, Atlanta at 16.9%, Denver at 18.0%, Phoenix at 16.8% and Charlotte, North Carolina at 14.5%.

As of June 2025, the U.S. retail market witnessed the highest level of store closures and bankruptcy filings since 2020. Significant competition from e-commerce retailers, rising costs, restricted access to capital and multiple years of below-average closures, all contribute to the uptick in store closures. Bankruptcy filings are correlated to low home sales, which have weighed heavily on furniture, retail, appliance and home improvement sales.

Increased competition for space has been largely driven by the limited amount of space developed across the U.S. since 2010. From 2000 to 2009, approximately 300 million square feet of retail space was delivered annually, of which nearly 40% was available for lease. Just 81 million square feet of new retail space has been delivered annually since the start of 2020, with the vast majority comprised of build-to suit projects. This has left minimal second-generation space for tenants looking to expand. Per CoStar, most tenants and brokerage reps continue to report substantial competition for quality available space, resulting in availabilities backfilling at the fastest pace in nearly 15 years.

During the second quarter of 2025, national retail vacancy rates remained steady at 4.3% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.5%, St. Louis at 3.4%, Kansas City at 4.1%, Minneapolis at 2.5%, Dallas-Fort Worth at 4.9%, Chicago at 4.9%, Atlanta at 4.2%, Phoenix at 4.5%, Denver at 4.3%, and Charlotte, North Carolina at 3.2%.

Current U.S. industrial market performance continues to favor the tenant, reporting a decade-long high vacancy rate of 7.4%. Deliveries continued to outpace net absorption in the first half of 2025 and impending supply additions will pressure vacancy higher, in conjunction with pressure from ongoing concerns regarding consumer spending. Industrial market weakness is directly impacted by 12-year lows in home sales, which lowered sales of furniture, building materials, and appliances, leading to large distribution center closures by tenants including Big Lots, Ashley Furniture, and Home Depot. The forecast is for weaker absorption and higher near-term vacancy reflecting a projected slowdown in U.S. retail spending growth, which Oxford Economics expects to remain positive but slow considerably in 2025.

The U.S. industrial market may be nearing the end of a record development surge. Higher interest rates have caused construction starts on new industrial projects to fall over the past two and a half years. Tariffs present a risk to demand for logistics buildings, particularly in major West Coast port-dependent markets, as import traffic and U.S. consumer spending could slow. While industrial building deliveries are set to moderate further as the construction pipeline thins, supply growth will still likely outpace net absorption in upcoming quarters. As of June 30, 2025, the amount of vacant space among existing Phoenix logistics properties 50,000 square feet or larger has increased by 19 million square feet, primarily due to speculative development since 2019 pushing the vacancy rate among these buildings over 20%, while another 8.2 million square feet of unleased space remained under construction.

Nationally, year-over-year industrial rent growth slowed to 1.6% in June 2025, its lowest rate since 2012. Leasing activity increased in the first quarter of 2025 ahead of tariff escalations, with some markets increasing leasing volume by 50% above two-year averages. Rents for big-box logistics buildings have declined, while rent growth for small bay buildings remains positive. Due to record rent growth during the pandemic, many leases are still renewing at higher rates after being marked to market. Large industrial buildings in markets most saturated with speculative development, such as Austin, Indianapolis, Greenville/Spartanburg, Phoenix, and San Antonio, may be most at risk.

For the second quarter of 2025, national industrial vacancy was 7.4%. Our market areas reflected the following industrial vacancy levels for the second quarter of 2025: Springfield, Missouri at 1.9%, St. Louis at 4.3%, Kansas City at 5.8%, Minneapolis at 4.0%, Dallas-Fort Worth at 9.5%, Chicago at 6.0%, Atlanta at 8.9%, Phoenix at 12.3%, Denver at 8.9% and Charlotte, North Carolina at 9.7%.

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

Great Southern’s total assets decreased $127.0 million, or 2.1%, from $5.98 billion at December 31, 2024, to $5.85 billion at June 30, 2025. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at June 30, 2025 and December 31, 2024.”

Loans. Net outstanding loans decreased $156.1 million from December 31, 2024, to $4.53 billion at June 30, 2025. The decrease was primarily in construction loans, commercial real estate loans, commercial business loans and one- to four- family residential loans, partially offset by increases in other residential (multi-family) loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

While our policy allows us to lend up to 90% of the appraised value on one- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both June 30, 2025 and December 31, 2024, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At June 30, 2025, 0.3% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination, compared to 0.4% at December 31, 2024.

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

Available-for-sale Securities. In the six months ended June 30, 2025, available-for-sale securities decreased $5.8 million, or 1.1%, from $533.3 million at December 31, 2024, to $527.5 million at June 30, 2025 due to monthly principal payments on investment securities, partially offset by purchases of investment securities and increases in market value of the available-for-sale securities. For further information on investment securities, see Note 5 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. In the six months ended June 30, 2025, held-to-maturity securities decreased $4.3 million, or 2.3%, from $187.4 million at December 31, 2024, to $183.1 million at June 30, 2025, due to principal payments on mortgage-backed securities and collateralized mortgage obligations.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2025, total deposit balances increased $78.6 million, or 1.7%. Compared to December 31, 2024, transaction account balances increased $35.5 million, or 1.2%, to $3.09 billion at June 30, 2025, and retail certificates of deposit decreased $18.1 million, or 2.3%, to $757.7 million at June 30, 2025. The increase in transaction accounts was primarily a result of an increase in various money market accounts. Retail time deposits decreased due to a net decrease in retail certificates generated through the banking center network. Competition for time deposits has been, and remains, significant in many of our markets. Brokered deposits, including IntraFi program purchased funds, were $833.3 million and $772.1 million at June 30, 2025 and December 31, 2024, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk. The additional brokered deposits were used to repay some of the Company’s short-term borrowings.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2025 and 2024 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $9.6 million from $64.4 million at December 31, 2024 to $54.8 million at June 30, 2025. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities decreased $144.3 million from $514.2 million at December 31, 2024 to $369.9 million at June 30, 2025, primarily due to the repayment of borrowings under the Federal Reserve Bank BTFP funding program and the Company’s utilization of brokered deposits as an alternative source of funding. The Company may, from time to time, utilize overnight borrowings, short-term FHLBank advances, and borrowings from the Federal Reserve Bank of St. Louis (FRBSTL), depending on relative interest rates. The Company’s FHLBank term advances were $-0- at both June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, there was $369.0 million and $333.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions from December 14, 2016 through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25% and 0.25% in September, November, and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%, and remained at that level at June 30, 2025. Financial markets now expect the possibility of further decreases in Federal Funds interest rates in 2025 to be likely, but at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.60 billion at June 30, 2025) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($731.1 million at June 30, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($10.3 million at June 30, 2025) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans had interest rate floors at various rates. At June 30, 2025, nearly all of these SOFR, “prime rate” and AMERIBOR loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

A rate cut by the FRB generally would be expected to have an immediate negative impact on the Company’s interest income on loans due to the large total balance of loans tied to the SOFR indexes or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment for deposits, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based, prime rate-based and AMERIBOR-based loans.

As of June 30, 2025, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. Deposit and other funding costs moderated a bit in late 2024 as the FRB cut the federal funds rate, but competition for deposits remains significant in 2025. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2025 and 2024.”

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

One Big Beautiful Bill Act. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its expected impact on our consolidated financial statements.

Business Initiatives

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

Construction of the Company’s new banking center at 723 N. Benton in Springfield, Mo., to replace the existing facility at that location, began in March 2025 and is on schedule for completion in the fourth quarter of 2025. The new facility, designed as a next-generation banking center, will allow for flexibility in testing new designs, processes, technology and tools, balanced with customer convenience. The Company has 11 other banking centers and an Express Center in Springfield.

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

During the six months ended June 30, 2025, the Company’s total assets decreased by $127.0 million to $5.85 billion. The decrease was primarily in loans, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents were $245.9 million at June 30, 2025, an increase of $50.2 million, or 25.6%, from $195.8 million at December 31, 2024.

The Company’s available-for-sale securities decreased $5.8 million, or 1.1%, compared to December 31, 2024. This decrease is related to monthly principal payments on investment securities, partially offset by purchases of investment securities and increases in market value of the available-for-sale securities. The available-for-sale securities portfolio was 9.0% of total assets at June 30, 2025 and 8.9% of total assets at December 31, 2024.

The Company’s held-to-maturity securities decreased $4.3 million, or 2.3%, compared to December 31, 2024. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.1% of total assets at both June 30, 2025 and December 31, 2024.

Net loans decreased $156.1 million from December 31, 2024, to $4.53 billion at June 30, 2025. This decrease was primarily in construction loans ($79.1 million decrease), commercial real estate loans ($56.1 million decrease), commercial business loans ($25.2 million decrease) and one- to four-family residential loans ($23.0 million decrease), partially offset by an increase in other residential (multi-family) loans ($28.7 million increase). The decrease in construction loans primarily related to the completion of projects, with the loans then being paid off or retained by the Bank and moving to other loan categories. The decrease in commercial real estate loans was primarily related to a few large loan payoffs in 2025. The pipeline of the unfunded portion of loans and formal loan commitments remained strong at June 30, 2025, with the largest portion of these unfunded balances represented by the unfunded portion of outstanding construction loans ($626.0 million).

Total liabilities decreased $149.8 million from December 31, 2024, to $5.23 billion at June 30, 2025. This decrease was primarily due to the repayment of the BTFP borrowings in January 2025 and the repayment of subordinated notes in June 2025, partially offset by an increase in transaction account deposits and brokered deposits.

Total deposits increased $78.6 million, or 1.7%, from $4.61 billion at December 31, 2024 to $4.68 billion at June 30, 2025. Transaction account balances increased $35.5 million, from $3.06 billion at December 31, 2024 to $3.09 billion at June 30, 2025. Total interest-bearing checking accounts and non-interest bearing checking accounts increased $18.5 million and $17.0 million, respectively. Retail certificates of deposit decreased $18.1 million compared to December 31, 2024, to $757.7 million at June 30, 2025, due to competition for these types of deposits.

Brokered deposits increased $61.2 million to $833.3 million at June 30, 2025, compared to $772.1 million at December 31, 2024. Brokered deposits were utilized to offset reductions in other deposit categories and to repay BTFP borrowings. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at June 30, 2025, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index. The Company also utilized brokered deposits with maturities within six months as part of its interest rate risk management strategies.

The Company’s term FHLBank advances were $-0- at both June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities decreased $144.3 million from $514.2 million at December 31, 2024 to $369.9 million at June 30, 2025. At June 30, 2025, $369.0 million of this total was in overnight borrowings from the FHLBank, which were used to purchase investment securities and to redeem the subordinated notes, compared to $333.0 million of overnight borrowings from the FHLBank at December 31, 2024. At June 30, 2025 and December 31, 2024, there was $-0- and $180.0 million, respectively, in BTFP borrowings. The BTFP borrowing, which had a fixed interest rate of 4.83%, was repaid in full upon maturity in January 2025.

Securities sold under reverse repurchase agreements with customers decreased $9.6 million, or 15.0%, from $64.4 million at December 31, 2024 to $54.8 million at June 30, 2025. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $22.8 million, from $599.6 million at December 31, 2024 to $622.4 million at June 30, 2025. Stockholders’ equity increased due to net income of $36.9 million for the six months ended June 30, 2025 and rose by $2.0 million due to stock option exercises during the period. Accumulated other comprehensive loss (a reduction in equity) decreased $13.0 million during the six months ended June 30, 2025 (thereby increasing total stockholders’ equity), primarily due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of decreased market interest rates. Partially offsetting these changes were repurchases of the Company’s common stock totaling $20.0 million and dividends declared on common stock of $9.2 million.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

General

Net income was $19.8 million for the three months ended June 30, 2025 compared to $17.0 million for the three months ended June 30, 2024. This increase of $2.8 million, or 16.5%, was primarily due to an increase in net interest income of $4.2 million, or 8.9%, and a decrease in non-interest expense of $1.4 million, or 3.9%, partially offset by a decrease in non-interest income of $1.6 million, or 16.5%, an increase in income tax expense of $633,000, or 16.4%, and an increase in provisions for credit losses and unfunded commitments of $497,000, or 81.9%.

Net income was $36.9 million for the six months ended June 30, 2025 compared to $30.4 million for the six months ended June 30, 2024. This increase of $6.5 million, or 21.6%, was primarily due to an increase in net interest income of $8.7 million, or 9.5%, a decrease in non-interest expense of $1.0 million, or 1.4%, and decreases in provisions for credit losses and unfunded commitments of $481,000, partially offset by an increase in income tax expense of $1.8 million, or 25.1%, and a decrease in non-interest income of $1.8 million, or 11.0%.

Total Interest Income

Total interest income increased $48,000, or 0.1%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to a $513,000, or 7.7%, increase in interest income on investment securities and other interest-earning assets, mostly offset by a $465,000, or 0.6%, decrease in interest income on loans. Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2025 compared to the same period in 2024 due to higher average balances and average rates of interest. Interest income from loans decreased during the three months ended June 30, 2025 compared to the same period in 2024 due to lower average rates of interest, partially offset by higher average balances.

Total interest income increased $2.9 million, or 1.8%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to a $1.5 million, or 1.1%, increase in interest income on loans and a $1.4 million, or 10.6%, increase in interest income on investment securities and other interest-earning assets. These increases were due to higher average balances for both loans and investment securities, along with higher average rates of interest on investment securities.

Interest Income – Loans

During the three months ended June 30, 2025 compared to the three months ended June 30, 2024, interest income on loans decreased $465,000. Interest income on loans decreased $943,000 due to a decrease in average yield on loans from 6.37% during the three months ended June 30, 2024 to 6.26% during the three months ended June 30, 2025. This decrease was primarily due to a reduction in the federal funds rate in the latter portion of 2024. Partially offsetting this decrease, interest income on loans increased $478,000 due to higher average balances, which grew from $4.69 billion during the three months ended June 30, 2024, to $4.73 billion during the three months ended June 30, 2025. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans and a slowdown in loan prepayments since 2023, due to higher market interest rates.

During the six months ended June 30, 2025, compared to the six months ended June 30, 2024, interest income on loans increased $1.5 million. Higher average loan balances, which grew from $4.68 billion during the six months ended June 30, 2024, to $4.74 billion during the six months ended June 30, 2025, accounted for $1.6 million of the increase in interest income on loans. Partially offsetting that increase, interest income on loans decreased $95,000 due to a decrease in average interest rates on loans from 6.25% during the six months ended June 30, 2024, to 6.24% during the six months ended June 30, 2025.

In October 2018, the Company entered into an interest rate swap transaction which was terminated in March 2020. Upon termination, the Company received $45.9 million, inclusive of accrued but unpaid interest, from its swap counterparty. The net amount, after deducting accrued interest and deferred income taxes, is being accreted to interest income on loans monthly until the originally scheduled termination date of October 6, 2025. After this date, the Company will no longer have the benefit of that income from the terminated swap. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended June 30, 2025 and 2024. The Company recorded interest income related to the interest rate swap of $4.0 million and $4.1 million during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the Company expected to have a sufficient amount of eligible variable rate loans to continue to accrete this interest income ratably in future periods through October 6, 2025, after which no further interest income will be realized.

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

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $1.8 million and $2.8 million in the three months ended June 30, 2025 and 2024, respectively. The Company recorded a reduction of loan interest income related to these swap transactions of $3.5 million and $5.5 million in the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the USD-Prime rate was 7.50% and the one-month USD-SOFR OIS rate was 4.31926%.

If market interest rates remain near or above their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $752,000 in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Average balances increased from $696.2 million during the three months ended June 30, 2024, to $727.3 million during the three months ended June 30, 2025 resulting in an increase in interest income of $251,000. Average balances of securities increased primarily due to investment securities purchases in 2024 and 2025, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income on investments also increased $501,000 as a result of higher average interest rates, from 3.09% during the three months ended June 30, 2024, to 3.36% during the three months ended June 30, 2025. The securities purchased in 2024 and 2025 had higher interest rates than the rest of the portfolio.

Interest income on investments increased $1.8 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Average balances increased from $683.0 million during the six months ended June 30, 2024, to $732.7 million during the six months ended June 30, 2025, resulting in an increase in interest income of $772,000. Average balances of securities increased primarily due to investment securities purchases in 2024 and 2025, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income on investments also increased $1.0 million as a result of higher average interest rates, from 3.05% during the six months ended June 30, 2024, to 3.35% during the six months ended June 30, 2025.

Interest income on other interest-earning assets decreased $239,000 in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Average interest rates decreased from 5.31% during the three months ended June 30, 2024, to 4.30% during the three months ended June 30, 2025 resulting in a decrease in interest income of $241,000. The decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2024. Interest income increased $2,000 as a result of an increase in average balances from $97.3 million during the three months ended June 30, 2024, to $97.5 million during the three months ended June 30, 2025.

Interest income on other interest-earning assets decreased $445,000 in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Average interest rates fell from 5.26% during the six months ended June 30, 2024, to 4.27% during the six months ended June 30, 2025, resulting in a decrease of $508,000 in interest income. Partially offsetting this decrease, interest income increased $63,000 as a result of an increase in average balances, from $98.9 million during the six months ended June 30, 2024, to $101.2 million during the six months ended June 30, 2025.

Total Interest Expense

Total interest expense decreased $4.1 million, or 12.0%, during the three months ended June 30, 2025, when compared with the three months ended June 30, 2024. Interest expense on deposits decreased $3.4 million, or 12.3%, interest expense on short-term borrowings decreased $399,000, or 9.1%, interest expense on subordinated notes decreased $196,000, or 17.7%, interest expense on subordinated debentures issued to capital trusts decreased $65,000, or 14.3%, and interest expense on securities sold under reverse repurchase agreements decreased $22,000, or 5.6%.

Total interest expense decreased $5.8 million, or 8.6%, during the six months ended June 30, 2025, when compared with the six months ended June 30, 2024. Interest expense on deposits decreased $6.5 million, or 11.6%, interest expense on subordinated notes decreased $196,000, or 8.9%, interest expense on subordinated debentures issued to capital trusts decreased $137,000, or 15.1%, interest expense on short-term borrowings increased $1.0 million, or 13.6%, and interest expense on securities sold under reverse repurchase agreements increased $16,000, or 2.2%.

Interest Expense – Deposits

Interest expense on demand and savings deposits decreased $2.0 million during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. Average rates of interest decreased from 1.76% in the three months ended June 30, 2024 to 1.40% in the three months ended June 30, 2025, resulting in a $2.0 million decrease in interest expense. Interest rates paid on demand deposits were lower in the 2025 period due to the Company strategically lowering rates throughout the second half of 2024 and all of 2025, as market rates decreased. The average balances of demand and savings deposits decreased from $2.23 billion in the three months ended June 30, 2024 to $2.22 billion in the three months ended June 30, 2025, resulting in a decrease in interest expense on demand and savings deposits of $39,000.

Interest expense on demand and savings deposits decreased $3.7 million during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The average rates of interest decreased from 1.74% in the six months ended June 30, 2024 to 1.41% in the six months ended June 30, 2025, resulting in a $3.6 million decrease in interest expense. The average balances of demand and savings deposits decreased from $2.23 billion in the six months ended June 30, 2024, to $2.22 billion in the six months ended June 30, 2025, resulting in a decrease of $48,000 in interest expense.

Interest expense on time deposits decreased $2.6 million during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The average balances of time deposits decreased from $894.5 million during the three months ended June 30, 2024 to $757.6 million in the three months ended June 30, 2025, resulting in a decrease in interest expense of $1.3 million. The average rates of interest on time deposits decreased from 4.08% in the three months ended June 30, 2024, to 3.45% in the three months ended June 30, 2025, resulting in a decrease in interest expense of $1.3 million. A large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly; this is consistent with the portfolio term over the past several years. Market interest rates decreased in the second half of 2024 and into 2025 as the FOMC reduced the federal funds rate. Competition for time deposits remains significant in our market areas, and upon maturity, a portion of these deposits may be redeemed by customers.

Interest expense on time deposits decreased $5.0 million during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The average balances of time deposits decreased from $916.1 million during the six months ended June 30, 2024 to $764.8 million in the six months ended June 30, 2025, resulting in a decrease in interest expense of $2.8 million during the period. Interest expense on time deposits decreased $2.2 million as a result of a decrease in average rates of interest from 4.00% in the six months ended June 30, 2024, to 3.49% in the six months ended June 30, 2025. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest compared to the year-ago period.

Interest expense on brokered deposits increased $1.1 million during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The average balance of brokered deposits increased from $683.3 million during the three months ended June 30, 2024 to $895.3 million during the three months ended June 30, 2025, resulting in an increase in interest expense of $2.1 million during the period. Partially offsetting this increase, interest expense on brokered deposits decreased $957,000 due to average rates of interest that decreased from 5.25% in the three months ended June 30, 2024 to 4.50% in the three months ended June 30, 2025. Brokered deposits added in the second half of 2024 and the first half of 2025 were at lower market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk. A portion of the Company’s brokered deposits are floating rate, and the rate resets with changes to the effective federal funds rate.

Interest expense on brokered deposits increased $2.2 million during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. Interest expense on brokered deposits increased $4.0 million due to an increase in average balances from $686.1 million during the six months ended June 30, 2024 to $894.0 million during the six months ended June 30, 2025. Partially offsetting this increase, interest expense on brokered deposits decreased $1.8 million due to average rates of interest that decreased from 5.25% in the six months ended June 30, 2024 to 4.54% in the six months ended June 30, 2025. As noted above, brokered deposits added during 2024 and 2025 were at lower market rates than brokered deposits previously issued.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three or six months ended June 30, 2025 and 2024.

Interest expense on reverse repurchase agreements decreased $22,000 during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The average balance of repurchase agreements decreased from $77.0 million in the three months ended June 30, 2024 to $65.6 million in the three months ended June 30, 2025, due to changes in customers’ desire for this product, which can fluctuate, resulting in a decrease in interest expense of $75,000 during the period. Interest expense on reverse repurchase agreements increased $53,000 due to higher average interest rates during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The average rate of interest was 2.06% for the three months ended June 30, 2024 compared to 2.27% for the three months ended June 30, 2025, due to changes in the mix of customer balances in these products.

Interest expense on reverse repurchase agreements increased $16,000 during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. Interest expense on reverse repurchase agreements increased $21,000 due to higher average interest rates during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The average rate of interest was 1.93% for the six months ended June 30, 2024 compared to 2.03% for the six months ended June 30, 2025, due to changes in the mix of customer balances in these products. The average balance of repurchase agreements decreased from $75.7 million in the six months ended June 30, 2024 to $74.0 million in the six months ended June 30, 2025, due to changes in customers’ desire for this product, which can fluctuate, resulting in a decrease in interest expense of $5,000.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $399,000 during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 5.18% for the three months ended June 30, 2024 to 4.59% for the three months ended June 30, 2025, resulting in a decrease in interest expense of $502,000 during the period. Interest rates on borrowings decreased in the latter portion of 2024 after the federal funds rate was cut by 100 basis points from September to December 2024. Partially offsetting this decrease, interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $103,000 due to higher average balances during the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The average balance of short-term borrowings and other interest-bearing liabilities increased from $339.3 million in the three months ended June 30, 2024 to $347.3 million in the three months ended June 30, 2025.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities increased $1.0 million during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The average balance of short-term borrowings and other interest-bearing liabilities increased from $290.4 million in the six months ended June 30, 2024 to $369.8 million in the six months ended June 30, 2025, resulting in an increase in interest expense of $1.6 million during the period. Partially offsetting this increase, interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $634,000 due to lower average rates of interest during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The average rate of interest was 5.14% for the six months ended June 30, 2024, compared to 4.59% for the six months ended June 30, 2025.

During the three months ended June 30, 2025, compared to the three months ended June 30, 2024, interest expense on subordinated debentures issued to capital trusts decreased $65,000 due to lower average interest rates. The average interest rate was 6.05% in the three months ended June 30, 2025 compared to 7.08% in the three months ended June 30, 2024. The subordinated debentures are variable-rate debentures, which bear interest at an average rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 6.14% at June 30, 2025. There was no change in the average balance of the subordinated debentures between the 2024 and 2025 three-month periods.

During the six months ended June 30, 2025, compared to the six months ended June 30, 2024, interest expense on subordinated debentures issued to capital trusts decreased $137,000 due to lower average interest rates. The average interest rate was 6.03% in the six months ended June 30, 2025 compared to 7.08% in the six months ended June 30, 2024. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2024 and 2025 six-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs were amortized over the expected life of the notes, which was five years from the issuance date, impacting the overall interest expense on the notes. On June 15, 2025, the Company redeemed all $75.0 million aggregate principal amount of these subordinated notes. Interest expense on subordinated notes decreased $196,000 when compared to the prior-year three and six month periods, primarily due to the redemption of the subordinated notes.

Net Interest Income

Net interest income for the three months ended June 30, 2025 increased $4.2 million to $51.0 million, compared to $46.8 million for the three months ended June 30, 2024. Net interest margin was 3.68% in the three months ended June 30, 2025, compared to 3.43% in the three months ended June 30, 2024, an increase of 25 basis points, or 7.3%. The Company experienced an increase in interest income on investment securities, a decrease in interest income on loans, a decrease in interest expense on deposits, a decrease in interest expense on short-term borrowings, a decrease in interest expense on subordinated notes, a decrease in interest expense on subordinated debentures issued to capital trust and a decrease in interest expense on securities sold under reverse repurchase agreements with customers.

Net interest income for the six months ended June 30, 2025 increased $8.7 million to $100.3 million, compared to $91.6 million for the six months ended June 30, 2024. Net interest margin was 3.63% in the six months ended June 30, 2025, compared to 3.38% in the six months ended June 30, 2024, an increase of 25 basis points, or 7.4%. The Company experienced an increase in interest income on loans, an increase in interest income on investment securities, a decrease in interest expense on deposits, a decrease in interest expense on subordinated notes, a decrease in interest expense on subordinated debentures issued to capital trust, an increase in interest expense on short-term borrowings and an increase in interest expense on securities sold under reverse repurchase agreements with customers.

The Company’s overall average interest rate spread increased 32 basis points, or 11.5%, from 2.77% during the three months ended June 30, 2024 to 3.09% during the three months ended June 30, 2025, due to a 42 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 10 basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 11 basis points, the yield on investment securities increased 27 basis points and the yield on other interest-earning assets decreased 101 basis points. The rate paid on deposits decreased 41 basis points, the rate paid on reverse repurchase agreements increased 21 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 59 basis points and the rate paid on subordinated debentures issued to capital trust decreased 103 basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the duration of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March and April 2023 and market rates moved higher more rapidly. Overall competition for deposits remained elevated in 2024 and market interest rates were higher in 2024, until the federal funds rate was reduced in late 2024. This resulted in lower market interest rates into the first half of 2025.

The Company’s overall average interest rate spread increased 34 basis points, or 12.5%, from 2.71% during the six months ended June 30, 2024 to 3.05% during the six months ended June 30, 2025. The increase was due to a 34 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The weighted average yield earned on interest-earning assets was 5.83% in both periods. In comparing the two periods, the yield on loans decreased one basis point, the yield on investment securities increased 30 basis points and the yield on other interest-earning assets decreased 99 basis points. The rate paid on deposits decreased 37 basis points, the rate paid on reverse repurchase agreements increased 10 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 55 basis points and the rate paid on subordinated debentures issued to capital trust decreased 105 basis points.

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

During the three months ended June 30, 2025 and June 30, 2024, the Company did not record a provision expense on its portfolio of outstanding loans. During the six months ended June 30, 2025, the Company did not record a provision expense on its portfolio of outstanding loans. During the six months ended June 30, 2024, the Company recorded provision expense of $500,000 on its portfolio of outstanding loans. Net recoveries were $111,000 for the three months ended June 30, 2025, compared to net recoveries of $168,000 in the three months ended June 30, 2024. Net recoveries were $55,000 for the six months ended June 30, 2025, compared to net recoveries of $85,000 in the six months ended June 30, 2024. The provision for losses on unfunded commitments for the three months ended June 30, 2025 was a negative provision of $110,000, compared to a negative provision of $607,000 for the three months ended June 30, 2024. The provision for losses on unfunded commitments for the six months ended June 30, 2025 was a negative provision of $458,000, compared to a negative provision of $477,000 for the six months ended June 30, 2024. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the levels of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.41% and 1.36% at June 30, 2025 and December 31, 2024, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2025, based on recent reviews of the Bank’s loan portfolio and current economic conditions. However, if challenging economic conditions persist or worsen, or if management’s assessment of the loan portfolio changes, additional provisions for credit loss may be required, which could adversely impact the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At June 30, 2025, non-performing assets were $8.1 million, a decrease of $1.5 million from $9.6 million at December 31, 2024. Non-performing assets as a percentage of total assets were 0.14% and 0.16% at June 30, 2025 and December 31, 2024, respectively.

Compared to December 31, 2024, non-performing loans decreased $1.5 million, to $2.0 million at June 30, 2025. Compared to December 31, 2024, foreclosed assets increased $47,000 to $6.0 million at June 30, 2025.

Non-performing Loans. Activity in the non-performing loans category during the six months ended June 30, 2025 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	464	—	—	—	—	—	(464)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,631	628	—	—	—	—	(1,233)	2,026
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	77	—	—	—	(77)	—	—	—
Commercial business	384	—	—	—	—	(135)	(249)	—
Consumer	17	31	—	—	—	—	(30)	18
Total non-performing loans	$3,573	$659	$—	$—	$(77)	$(135)	$(1,976)	$2,044

At June 30, 2025, the non-performing one- to four-family residential category included eight loans, three of which were added in the six months ended June 30, 2025. The largest relationship in the category totaled $614,000, or 30.3% of the category, and was added to non-performing loans in 2024. It is collateralized by a single-family residential property in the Sarasota, Florida area. During the six months ended June 30, 2025, one- to four-family residential loans experienced two loan pay-offs totaling $896,000 and another loan had a principal pay-down totaling $320,000. Additionally, the only loan in the non-performing land development category at the beginning of the period paid off. The non-performing consumer category included three loans at June 30, 2025.

Potential Problem Loans. Potential problem loans increased $144,000, to $7.2 million at June 30, 2025 from $7.1 million at December 31, 2024. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the six months ended June 30, 2025 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,202	1,133	(459)	—	—	(9)	(28)	1,839
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	4,331	—	—	—	—	—	(34)	4,297
Commercial business	—	33	—	—	—	—	—	33
Consumer	1,529	188	(642)	—	(2)	(11)	(25)	1,037
Total potential problem loans	$7,062	$1,354	$(1,101)	$—	$(2)	$(20)	$(87)	$7,206

At June 30, 2025, the commercial real estate category of potential problem loans included three loans, all of which are part of one relationship and were added to potential problem loans in 2024. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The borrower’s business cash flow was negatively impacted by a reduction in available labor and increased operating costs, as well as ongoing changes to the Missouri Medicaid reimbursement rate. Monthly payments were timely made prior to the transfer to this category and have continued to be paid timely. At June 30, 2025, the one- to four-family residential category of potential problem loans included ten loans, three of which were added to potential problem loans in the six months ended June 30, 2025. The largest relationship in the one- to four-family category, which was reclassified from the consumer category earlier in 2025, totaled $963,000 and is collateralized by multiple single-family residential properties in Indiana and Florida. The consumer category of potential problem loans included 14 loans, eight of which were added during the six months ended June 30, 2025. The largest loan in the consumer category of potential problem loans is a home equity loan, totaling $784,000, related to the nursing care facility relationship, noted above.

Other Real Estate Owned and Repossessions. All of the $6.0 million of other real estate owned and repossessions at June 30, 2025 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the six months ended June 30, 2025 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	June 30

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	—	—	—	—	—
Other residential (multi-family)	—	—	—	—	—	—
Commercial real estate	5,960	76	—	—	—	6,036
Commercial business	—	—	—	—	—	—
Consumer	33	8	(37)	—	—	4
Total foreclosed assets and repossessions	$5,993	$84	$(37)	$—	$—	$6,040

At June 30, 2025, the commercial real estate category of foreclosed assets consisted of two foreclosed properties, the largest of which, totaling $6.0 million, was an office building located in Clayton, Mo. This asset was foreclosed upon in the fourth quarter of 2024.The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $10.5 million, from $15.9 million at December 31, 2024 to $26.4 million at June 30, 2025, primarily due to the addition of one loan totaling $11.0 million that is secured by a nursing care facility located in southwest Florida. The loan was downgraded due to the borrower’s financial performance and delinquent taxes (which have since been paid). While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit positions of the assets do not deteriorate and expose the institution to elevated risk, which might warrant adverse classification at a future date. In the six months ended June 30, 2025, loans classified as “Special Mention” decreased $1.4 million, to $32,000, primarily due to the repayment in full of two loans totaling $1.4 million. See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended June 30, 2025, non-interest income decreased $1.6 million, to $8.2 million, when compared to the three months ended June 30, 2024, primarily as a result of the following items:

Other income: Other income decreased $1.6 million compared to the prior-year period. In the 2024 three-month period, the Company recorded $2.7 million of other income, net of expenses and write-offs, related to the termination of the master agreement between the Company and a third-party software vendor for the intended conversion of the Company’s core banking platform. Separately, in the three months ended June 30, 2025, the Company recorded income of $1.1 million related to exits from, and other activities of, its investments in tax credit partnerships.

Net gains on loan sales: Net gains on loan sales decreased $234,000 compared to the prior-year period. The decrease was due to a decrease in balance of fixed-rate single-family mortgage loans originated and sold during the 2025 period compared to the 2024 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Late charges and fees on loans: Late charges and fees on loans increased $204,000 compared to the prior-year period. This increase was primarily due to prepayment fees on one large commercial real estate loan which paid off in the 2025 period.

For the six months ended June 30, 2025, non-interest income decreased $1.8 million, to $14.8 million, when compared to the six months ended June 30, 2024, primarily as a result of the following items:

Other income: Other income decreased $1.7 million, or 36.1%, compared to the prior-year period, for the same reasons noted above.

Net gains on loan sales: Net gains on loan sales decreased $310,000, or 17.2%, compared to the prior-year period, for the same reason noted above.

Late charges and fees on loans: Late charges and fees on loans increased $280,000 compared to the prior-year period, for the same reason noted above.

Non-interest Expense

For the three months ended June 30, 2025, non-interest expense decreased $1.4 million, to $35.0 million, when compared to the three months ended June 30, 2024, primarily as a result of the following items:

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $935,000, or 50.2%, from the prior-year period, to $929,000. In the three months ended June 30, 2024, the Company expensed a total of $902,000 related to training and implementation costs for the intended core systems conversion and professional fees to consultants engaged to support the Company’s proposed transition of core and ancillary software and information technology systems, compared to $46,000 expensed in the three months ended June 30, 2025.

Expense (income) on other real estate owned: Expenses on other real estate owned decreased $453,000, or 158.9%, to income of $168,000 compared to the prior-year period. In the three months ended June 30, 2025, the Company collected a total of $445,000 in rental income from other real estate owned, compared to $24,000 collected for the three months ended June 30, 2024. The 2025 period included rental income from the $6.0 million office building asset that was added to other real estate owned in late 2024.

Other operating expenses: Other operating expenses decreased $444,000, or 17.3%, from the prior-year period. In the 2024 period, the Company recorded expenses totaling $600,000 related to the resolution of compliance matters, with no similar expenses recorded in the current-year period.

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $594,000, or 7.6%, from the prior-year period. Various components of computer license and support expenses related to upgrades of core systems capabilities collectively increased by $502,000 in the 2025 period compared to the 2024 period.

For the six months ended June 30, 2025, non-interest expense decreased $1.0 million, to $69.8 million, when compared to the six months ended June 30, 2024, primarily as a result of the following items:

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $1.6 million, or 45.2%, from the prior-year period, to $2.0 million. In the 2024 period, the Company expensed a total of $2.0 million related to training and implementation costs for the intended core systems conversion and professional fees to consultants engaged to support the Company’s proposed transition of core and ancillary software and information technology systems, compared to $105,000 expensed in the 2025 period.

Expense (income) on other real estate owned: Expenses on other real estate owned decreased $584,000, or 168.8%, to income of $238,000 compared to the prior-year period, for the same reason noted above.

Other operating expenses: Other operating expenses decreased $462,000, or 10.7%, from the prior-year period, for the same reason noted above.

Salaries and employee benefits: Salaries and employee benefits increased $592,000, or 1.5%, in the six months ended June 30, 2025 compared to the prior-year period. Much of this increase related to normal annual merit increases in various lending and operations areas.

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $1.3 million, or 8.2%, from the prior-year period. This increase was primarily related to various components of computer license and support expenses in connection with upgrades of core systems capabilities and collectively increased by $824,000 in the six months ended June 30, 2025 compared to the same period in 2024. In addition, parking lot maintenance expenses, primarily related to above-normal snow removal activity, collectively increased by $242,000 in the six months ended June 30, 2025 compared to the same period in 2024.

The Company’s efficiency ratio for the three months ended June 30, 2025, was 59.16% compared to 64.27% for the same period in 2024. The Company’s efficiency ratio for the six months ended June 30, 2025, was 60.67% compared to 65.42% for the same period in 2024. The Company’s ratio of non-interest expense to average assets was 2.37% and 2.35% for the three- and six-months ended June 30, 2025, respectively, compared to 2.50% and 2.44% for the three- and six-months ended June 30, 2024, respectively. Average assets for the three months ended June 30, 2025, increased $86.0 million, or 1.5%, compared to the three months ended June 30, 2024, and average assets for the six months ended June 30, 2025, increased $143.0 million, or 2.5%, compared to the six months ended June 30, 2024. The increases in average assets were primarily due to growth in average balances of net loans receivable and investment securities.

Provision for Income Taxes

For each of the three months ended June 30, 2025 and 2024, the Company’s effective tax rate was 18.5%. For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate was 19.2% and 18.8%, respectively. These effective rates were below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.0% to 20.0% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.1 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024. Net loan fees included in interest income were $2.1 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The tables do not reflect any effect of income taxes.

	June 30,	Three Months Ended			Three Months Ended
	2025	June 30, 2025			June 30, 2024
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.24%	$822,283	$8,750	4.27%	$877,957	$8,769	4.02%
Other residential (multi-family)	6.91	1,565,447	27,281	6.99	1,072,168	19,633	7.36
Commercial real estate	6.19	1,489,015	23,082	6.22	1,499,893	23,296	6.25
Construction	7.07	480,254	8,617	7.20	803,478	15,525	7.77
Commercial business(1)	5.93	208,119	3,517	6.78	266,187	4,375	6.61
Other loans	6.39	167,548	2,583	6.18	170,467	2,697	6.36

Total loans receivable	6.16	4,732,666	73,830	6.26	4,690,150	74,295	6.37

Investment securities(1)	3.17	727,336	6,099	3.36	696,239	5,347	3.09
Interest-earning deposits in other banks	4.37	97,463	1,046	4.30	97,340	1,285	5.31

Total interest-earning assets	5.74	5,557,465	80,975	5.84	5,483,729	80,927	5.94
Non-interest-earning assets:
Cash and cash equivalents		100,289			94,669
Other non-earning assets		256,923			250,244
Total assets		$5,914,677			$5,828,642

Interest-bearing liabilities:
Interest-bearing demand and savings	1.41	$2,225,933	7,791	1.40	$2,234,824	9,794	1.76
Time deposits	3.42	757,608	6,521	3.45	894,475	9,073	4.08
Brokered deposits	4.44	895,340	10,056	4.50	683,337	8,916	5.25
Total deposits	2.47	3,878,881	24,368	2.52	3,812,636	27,783	2.93
Securities sold under reverse repurchase agreements	2.33	65,607	372	2.27	76,969	394	2.06
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.55	347,303	3,974	4.59	339,270	4,373	5.18
Subordinated debentures issued to capital trusts	6.14	25,774	389	6.05	25,774	454	7.08
Subordinated notes	—	62,631	909	5.82	74,699	1,105	5.95

Total interest-bearing liabilities	2.66	4,380,196	30,012	2.75	4,329,348	34,109	3.17
Non-interest-bearing liabilities:
Demand deposits		849,862			853,555
Other liabilities		66,585			80,905
Total liabilities		5,296,643			5,263,808
Stockholders’ equity		618,034			564,834
Total liabilities and stockholders’ equity		$5,914,677			$5,828,642

Net interest income:			$50,963			$46,818
Interest rate spread	3.08%			3.09%			2.77%
Net interest margin*				3.68%			3.43%
Average interest-earning assets to average interest-bearing liabilities		126.9%			126.7%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $51.9 million and $56.3 million for the three months ended June 30, 2025 and 2024, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $9.7 million and $10.7 million for the three months ended June 30, 2025 and 2024, respectively. Interest income on tax-exempt assets included in this table was $610,000 and $589,000 for the three months ended June 30, 2025 and 2024, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $523,000 and $481,000 for the three months ended June 30, 2025 and 2024, respectively.

	June 30,	Six Months Ended			Six Months Ended
	2025	June 30, 2025			June 30, 2024
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.24%	$826,426	$17,318	4.23%	$883,963	$17,466	3.97%
Other residential (multi-family)	6.91	1,555,881	53,731	6.96	1,016,071	36,491	7.22
Commercial real estate	6.19	1,499,665	46,096	6.20	1,499,767	46,064	6.18
Construction	7.07	485,392	17,270	7.17	830,025	31,368	7.60
Commercial business(1)	5.93	209,944	7,339	7.05	276,131	8,984	6.54
Other loans	6.39	166,989	5,147	6.22	172,051	4,998	5.84

Total loans receivable	6.16	4,744,297	146,901	6.24	4,678,008	145,371	6.25

Investment securities(1)	3.17	732,699	12,173	3.35	682,960	10,357	3.05
Interest-earning deposits in other banks	4.37	101,238	2,144	4.27	98,922	2,589	5.26

Total interest-earning assets	5.74	5,578,234	161,218	5.83	5,459,890	158,317	5.83
Non-interest-earning assets:
Cash and cash equivalents		100,537			92,572
Other non-earning assets		259,692			243,029
Total assets		$5,938,463			$5,795,491

Interest-bearing liabilities:
Interest-bearing demand and savings	1.41	$2,223,716	15,588	1.41	$2,229,302	19,276	1.74
Time deposits	3.42	764,791	13,235	3.49	916,098	18,238	4.00
Brokered deposits	4.44	893,983	20,145	4.54	686,079	17,906	5.25
Total deposits	2.47	3,882,490	48,968	2.54	3,831,479	55,420	2.91
Securities sold under reverse repurchase agreements	2.33	73,957	743	2.03	75,718	727	1.93
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.55	369,849	8,424	4.59	290,431	7,417	5.14
Subordinated debentures issued to capital trusts	6.14	25,774	771	6.03	25,774	908	7.08
Subordinated notes	—	68,741	2,015	5.91	74,659	2,211	5.96

Total interest-bearing liabilities	2.66	4,420,811	60,921	2.78	4,298,061	66,683	3.12
Non-interest-bearing liabilities:
Demand deposits		835,888			854,202
Other liabilities		68,961			74,391
Total liabilities		5,325,660			5,226,654
Stockholders’ equity		612,803			568,837
Total liabilities and stockholders’ equity		$5,938,463			$5,795,491

Net interest income:			$100,297			$91,634
Interest rate spread	3.08%			3.05%			2.71%
Net interest margin*				3.63%			3.38%
Average interest-earning assets to average interest-bearing liabilities		126.2%			127.0%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $53.5 million and $56.9 million for the six months ended June 30, 2025 and 2024, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $9.8 million and $11.1 million for the six months ended June 30, 2025 and 2024, respectively. Interest income on tax-exempt assets included in this table was $1.2 million for each of the six months ended June 30, 2025 and 2024, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $981,000 and $941,000 for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(943)	$478	$(465)
Investment securities	501	251	752
Interest-earning deposits in other banks	(241)	2	(239)
Total interest-earning assets	(683)	731	48
Interest-bearing liabilities:
Demand deposits	(1,964)	(39)	(2,003)
Time deposits	(1,279)	(1,273)	(2,552)
Brokered deposits	(957)	2,097	1,140
Total deposits	(4,200)	785	(3,415)
Securities sold under reverse repurchase agreements	53	(75)	(22)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(502)	103	(399)
Subordinated debentures issued to capital trust	(65)	—	(65)
Subordinated notes	(25)	(171)	(196)
Total interest-bearing liabilities	(4,739)	642	(4,097)
Net interest income	$4,056	$89	$4,145

	Six Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(95)	$1,625	$1,530
Investment securities	1,044	772	1,816
Interest-earning deposits in other banks	(508)	63	(445)
Total interest-earning assets	441	2,460	2,901
Interest-bearing liabilities:
Demand deposits	(3,640)	(48)	(3,688)
Time deposits	(2,188)	(2,815)	(5,003)
Brokered deposits	(1,780)	4,019	2,239
Total deposits	(7,608)	1,156	(6,452)
Securities sold under reverse repurchase agreements	21	(5)	16
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(634)	1,641	1,007
Subordinated debentures issued to capital trust	(137)	—	(137)
Subordinated notes	(16)	(180)	(196)
Total interest-bearing liabilities	(8,374)	2,612	(5,762)
Net interest income	$8,815	$(152)	$8,663

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At June 30, 2025, the Company had commitments of approximately $20.0 million to fund loan originations, $1.14 billion of unused lines of credit and unadvanced loans, and $17.0 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	June 30,	March 31,	December 31,	December 31,	December 31,	December 31,
	2025	2025	2024	2023	2022	2021
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$211,453	$211,119	$205,599	$203,964	$199,182	$175,682
Secured by real estate (not one- to four-family)	—	—	—	—	—	23,752
Not secured by real estate - commercial business	102,891	106,211	106,621	82,435	104,452	91,786

Closed construction loans with unused available lines
Secured by real estate (one- to four-family)	96,935	96,807	94,501	101,545	100,669	74,501
Secured by real estate (not one- to four-family)	644,427	657,828	703,947	719,039	1,444,450	1,092,029

Loan commitments not closed
Secured by real estate (one- to four-family)	17,148	19,264	14,373	12,347	16,819	53,529
Secured by real estate (not one- to four-family)	13,002	50,296	53,660	48,153	157,645	146,826
Not secured by real estate - commercial business	27,003	18,484	22,884	11,763	50,145	12,920

	$1,112,859	$1,160,009	$1,201,585	$1,179,246	$2,073,362	$1,671,025

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

At June 30, 2025 and December 31, 2024, the Company had the following available secured lines and on-balance sheet liquidity:

	June 30,	December 31,
	2025	2024
Federal Home Loan Bank line	$1,216.1 million	$1,058.8 million
Federal Reserve Bank line	338.9 million	346.4 million
Cash and cash equivalents	245.9 million	195.8 million
Unpledged securities – Available-for-sale	325.3 million	329.9 million
Unpledged securities – Held-to-maturity	24.0 million	25.0 million

Statements of Cash Flows. The Company had positive cash flows from operating activities during the six months ended June 30, 2025 and 2024. The Company had positive cash flows from investing activities during the six months ended June 30, 2025, and negative cash flows from investing activities during the six months ended June 30, 2024. The Company had negative cash flows from financing activities during the six months ended June 30, 2025, and positive cash flows from financing activities during the six months ended June 30, 2024.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash of $54.3 million and $16.6 million during the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025 and 2024, investing activities provided cash of $170.9 million and used cash of $144.2 million, respectively. Investing activities in the 2025 period provided cash primarily due to net decreases in outstanding loan balances and principal payments received on investment securities. Investing activities in the 2024 period used cash primarily due to net increases in outstanding loan balances and principal purchases of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the six months ended June 30, 2025 and 2024, financing activities used cash of $175.1 million and provided cash of $102.8 million, respectively. In the 2025 period, financing activities used cash primarily as a result of repayments of FRB borrowings and subordinated notes, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in time deposits, checking deposits and short-term borrowings. In the 2024 period, financing activities provided cash primarily as a result of increases in FRB borrowings and net increases in short-term borrowings, partially offset by repurchases of the Company’s common stock, dividends paid to stockholders and net decreases in checking and time deposits.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2025, the Company’s total stockholders’ equity was $622.4 million, or 10.6% of total assets, equivalent to a book value of $54.61 per common share. As of December 31, 2024, total stockholders’ equity was $599.6 million, or 10.0% of total assets, equivalent to a book value of $51.14 per common share. At June 30, 2025, the Company’s tangible common equity to tangible assets ratio was 10.5%, compared to 9.9% at December 31, 2024 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at June 30, 2025 and December 31, 2024, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $36.7 million and $46.1 million, respectively. This change in net unrealized losses primarily resulted from decreased intermediate-term market interest rates in the six months ended June 30, 2025, which generally increased the Company’s fair value of the investment securities.

In addition, included in stockholders’ equity at June 30, 2025, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $1.7 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At June 30, 2025, the remaining pre-tax amount to be recorded in interest income was $2.2 million. The net effect on total stockholders’ equity over time will be no impact, as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Also included in stockholders’ equity at June 30, 2025, was an unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $6.0 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease. The unrealized loss position on these swaps improved substantially in the six months ended June 30, 2025, due to a decline in market interest rates in that period.

As noted above, total stockholders’ equity increased $22.8 million, from $599.6 million at December 31, 2024 to $622.4 million at June 30, 2025. Total stockholders’ equity increased due to net income of $36.9 million in the six months ended June 30, 2025, a $2.0 million increase in stockholders’ equity during that period due to stock option exercises and a decrease in accumulated other comprehensive loss of $13.0 million during that period primarily due to increases in the fair value of cash flow hedges and available-for-sale investment securities mainly because of a decrease in market interest rates. Partially offsetting these changes were repurchases of the Company’s common stock during the six months ended June 30, 2025 totaling $20.0 million and dividends declared on common stock during that period of $9.2 million.

The Company had unrealized losses on its portfolio of HTM investment securities, which totaled $19.3 million and $24.7 million at June 30, 2025 and December 31, 2024 respectively, that were not included in its total capital balance. If HTM unrealized losses were included in capital (net of taxes), at June 30, 2025, they would have decreased total stockholder’s equity at that date by $14.6 million. This amount was equal to 2.3% of total stockholders’ equity of $622.4 million at June 30, 2025, compared to 3.1% of total stockholders’ equity of $599.6 million at December 31, 2024.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2025, the Bank’s common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.2%. As a result, as of June 30, 2025, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2024, the Bank’s common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 12.6%, its total capital ratio was 13.9% and its Tier 1 leverage ratio was 11.0%. As a result, as of December 31, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2025, the Company’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 capital ratio was 13.5%, its total capital ratio was 14.7% and its Tier 1 leverage ratio was 11.5%. On December 31, 2024, the Company’s common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.8%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.2%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2025 and December 31, 2024, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

On June 15, 2025, the Company redeemed all of its outstanding 5.50% fixed-to-floating rate subordinated notes due June 15, 2030, with an aggregate principal balance of $75 million. The total redemption price was 100% of the aggregate principal balance of the subordinated notes plus accrued and unpaid interest. The Company utilized FHLB overnight borrowings to replace the funds used by the Company for the redemption payment. The annual combined interest expense and amortization of deferred issuance costs on the subordinated notes had been approximately $4.4 million.

Dividends. During the three months ended June 30, 2025, the Company declared a common stock cash dividend of $0.40 per share, or 23% of net income per diluted common share for that three-month period, and paid a common stock cash dividend of $0.40 per share (which was declared in March 2025). During the three months ended June 30, 2024, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that three-month period, and paid a common stock cash dividend of $0.40 per share (which was declared in March 2024). During the six months ended June 30, 2025, the Company declared common stock cash dividends totaling $0.80 per share, or 25% of net income per diluted common share for that six-month period, and paid common stock cash dividends totaling $0.80 per share. During the six months ended June 30, 2024, the Company declared common stock cash dividends totaling $0.80 per share, or 31% of net income per diluted common share for that six-month period, and paid common stock cash dividends totaling $0.80 per share. The Board of Directors meets regularly to consider the level and timing of dividend payments. The $0.40 per share dividend declared but unpaid as of June 30, 2025, was paid to stockholders in July 2025.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2025, the Company repurchased 175,998 shares of its common stock at an average price of $55.11 per share and issued 7,320 shares of common stock at an average price of $45.67 per share to cover stock option exercises. During the three months ended June 30, 2024, the Company repurchased 124,600 shares of its common stock at an average price of $51.88 per share and issued 7,850 shares of common stock at an average price of $38.77 per share to cover stock option exercises.

During the six months ended June 30, 2025, the Company repurchased 349,342 shares of its common stock at an average price of $56.73 per share and issued 22,327 shares of common stock at an average price of $47.38 per share to cover stock option exercises. During the six months ended June 30, 2024, the Company repurchased 236,962 shares of its common stock at an average price of $51.67 per share and issued 15,138 shares of common stock at an average price of $37.15 per share to cover stock option exercises.

In November 2022, the Company’s Board of Directors authorized the purchase of up to one million shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. At June 30, 2025, approximately 94,000 shares remained available under this stock repurchase authorization.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	June 30,	December 31,
	2025	2024

	(Dollars in Thousands)
Common equity at period end	$622,368	$599,568
Less: Intangible assets at period end	9,877	10,094
Tangible common equity at period end (a)	$612,491	$589,474

Total assets at period end	$5,854,672	$5,981,628
Less: Intangible assets at period end	9,877	10,094
Tangible assets at period end (b)	$5,844,795	$5,971,534

Tangible common equity to tangible assets (a) / (b)	10.48%	9.87%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2025, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in the year ended December 31, 2023 and much of 2024. As of June 30, 2025, time deposit maturities over the next 12 months were as follows: within three months -- $696.0 million with a weighted-average rate of 3.93%; within three to six months -- $460.4 million with a weighted-average rate of 3.83%; and within six to twelve months -- $124.1 million with a weighted-average rate of 3.37%. Based on time deposit market rates in June 2025, replacement rates for these maturing time deposits are likely to be approximately 3.35-3.85%.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions from December 14, 2016 through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50% 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%, and remained at that level as of June 30, 2025. Financial markets expect the possibility of further decreases in Federal Funds interest rates in 2025 to be likely, but at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.60 billion at June 30, 2025) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($731.1 million at June 30, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($10.3 million at June 30, 2025) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans had interest rate floors at various rates. At June 30, 2025, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

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

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest (as it did as of June 30, 2025), the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2025, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One litigation matter in which the Bank is defendant has been set for trial later in the third quarter of 2025. The plaintiffs allege a breach of fiduciary duty in this matter. At this stage of the proceeding it is not possible to predict the outcome. However, the Bank believes it will prevail in this matter, and further believes that any loss should be indemnified, in whole or in part, or shared by others.

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

The following table reflects the Company’s repurchase activity during the three months ended June 30, 2025.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

April 1, 2025 – April 30, 2025	94,291	$53.92	94,291	175,594
May 1, 2025 – May 31, 2025	49,200	56.29	49,200	126,394
June 1, 2025 – June 30, 2025	32,507	56.81	32,507	93,887
	175,998	$55.11	175,998
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: August 7, 2025	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)