Form 10-Q
period 2025-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2025-11-06
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 11,189,262 shares of common stock, par value $.01 per share, outstanding at November 4, 2025.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Number of Shares)

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024

	(Unaudited)
ASSETS
Cash	$94,106	$109,366
Interest-bearing deposits in other financial institutions	102,129	86,390
Cash and cash equivalents	196,235	195,756

Available-for-sale securities	531,348	533,373
Held-to-maturity securities	181,315	187,433
Mortgage loans held for sale	5,593	6,937
Loans receivable, net of allowance for credit losses of $64,749 – September 2025; $64,760 – December 2024	4,467,683	4,690,393
Interest receivable	19,931	20,430
Prepaid expenses and other assets	133,412	136,594
Other real estate owned and repossessions, net	6,083	5,993
Premises and equipment, net	133,769	132,466
Goodwill and other intangible assets	9,769	10,094
Federal Home Loan Bank stock and other interest-earning assets	25,603	28,392
Current and deferred income taxes	27,126	33,767
Total Assets	$5,737,867	$5,981,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,528,033	$4,605,549
Securities sold under reverse repurchase agreements with customers	42,674	64,444
Short-term borrowings and other interest-bearing liabilities	425,907	514,247
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	—	74,876
Accrued interest payable	3,909	12,761
Advances from borrowers for taxes and insurance	9,904	5,272
Accrued expenses and other liabilities	61,074	70,634
Liability for unfunded commitments	7,666	8,503
Total Liabilities	5,104,941	5,382,060

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2025 and December 2024 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2025 – 11,265,937 shares; December 2024 – 11,723,548 shares	113	117
Additional paid-in capital	52,855	50,336
Retained earnings	615,837	603,477
Accumulated other comprehensive loss	(35,879)	(54,362)
Total Stockholders’ Equity	632,926	599,568

Total Liabilities and Stockholders’ Equity	$5,737,867	$5,981,628

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024

	(Unaudited)
INTEREST INCOME
Loans	$72,028	$76,425
Investment securities and other	7,051	7,371
TOTAL INTEREST INCOME	79,079	83,796

INTEREST EXPENSE
Deposits	23,984	28,486
Securities sold under reverse repurchase agreements	297	385
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3,618	5,388
Subordinated debentures issued to capital trust	407	456
Subordinated notes	—	1,106
TOTAL INTEREST EXPENSE	28,306	35,821

NET INTEREST INCOME	50,773	47,975
PROVISION FOR CREDIT LOSSES ON LOANS	—	1,200
CREDIT FOR LOSSES ON UNFUNDED COMMITMENTS	(379)	(63)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND CREDIT FOR LOSSES ON UNFUNDED COMMITMENTS	51,152	46,838

NON-INTEREST INCOME
Commissions	566	360
Overdraft and insufficient funds fees	1,367	1,307
Point-Of-Sale and ATM fee income and service charges	3,290	3,467
Net gains on loan sales	916	1,076
Late charges and fees on loans	189	77
Loss on derivative interest rate products	(2)	(37)
Other income	736	742
TOTAL NON-INTEREST INCOME	7,062	6,992

NON-INTEREST EXPENSE
Salaries and employee benefits	20,184	19,548
Net occupancy and equipment expense	8,873	8,138
Postage	893	861
Insurance	1,110	1,052
Advertising	985	928
Office supplies and printing	238	232
Telephone	690	669
Legal, audit and other professional fees	1,248	809
Income on other real estate and repossessions	(142)	(536)
Intangible asset amortization	109	108
Other operating expenses	1,928	1,908
TOTAL NON-INTEREST EXPENSE	36,116	33,717

INCOME BEFORE INCOME TAXES	22,098	20,113
PROVISION FOR INCOME TAXES	4,346	3,623
NET INCOME	$17,752	$16,490

Basic Earnings Per Common Share	$1.57	$1.41
Diluted Earnings Per Common Share	$1.56	$1.41

Dividends Declared Per Common Share	$0.43	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024

	(Unaudited)
INTEREST INCOME
Loans	$218,929	$221,796
Investment securities and other	21,368	20,317
TOTAL INTEREST INCOME	240,297	242,113

INTEREST EXPENSE
Deposits	72,952	83,906
Securities sold under reverse repurchase agreements	1,040	1,112
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	12,042	12,805
Subordinated debentures issued to capital trust	1,178	1,364
Subordinated notes	2,015	3,317
TOTAL INTEREST EXPENSE	89,227	102,504

NET INTEREST INCOME	151,070	139,609
PROVISION FOR CREDIT LOSSES ON LOANS	—	1,700
CREDIT FOR LOSSES ON UNFUNDED COMMITMENTS	(837)	(540)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND CREDIT FOR LOSSES ON UNFUNDED COMMITMENTS	151,907	138,449

NON-INTEREST INCOME
Commissions	1,239	1,010
Overdraft and insufficient funds fees	3,848	3,826
Point-Of-Sale and ATM fee income and service charges	9,968	10,238
Net gains on loan sales	2,410	2,880
Late charges and fees on loans	772	380
Loss on derivative interest rate products	(54)	(57)
Other income	3,681	5,354
TOTAL NON-INTEREST INCOME	21,864	23,631

NON-INTEREST EXPENSE
Salaries and employee benefits	60,318	59,090
Net occupancy and equipment expense	25,841	23,818
Postage	2,649	2,445
Insurance	3,370	3,459
Advertising	1,980	2,169
Office supplies and printing	742	735
Telephone	2,101	2,075
Legal, audit and other professional fees	3,215	4,398
Income on other real estate and repossessions	(380)	(190)
Intangible asset amortization	325	325
Other operating expenses	5,782	6,224
TOTAL NON-INTEREST EXPENSE	105,943	104,548

INCOME BEFORE INCOME TAXES	67,828	57,532
PROVISION FOR INCOME TAXES	13,130	10,647
NET INCOME	$54,698	$46,885

Basic Earnings Per Common Share	$4.77	$4.01
Diluted Earnings Per Common Share	$4.74	$3.99

Dividends Declared Per Common Share	$1.23	$1.20

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024

	(Unaudited)
Net Income	$17,752	$16,490

Unrealized appreciation on available-for-sale securities, net of taxes of $1,987 and $5,913, for 2025 and 2024, respectively	6,089	18,124

Unrealized loss on securities transferred to held-to-maturity, net of credit of $(15) and $(10) for 2025 and 2024, respectively	(45)	(33)

Amortization of realized loss on termination of cash flow hedge, net of credit of $(467) and $(467), for 2025 and 2024, respectively	(1,580)	(1,580)

Change in value of active cash flow hedges, net of taxes of $316 and $3,123 for 2025 and 2024, respectively	970	9,571

Comprehensive Income	$23,186	$42,572

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024

	(Unaudited)
Net Income	$54,698	$46,885

Unrealized appreciation on available-for-sale securities, net of taxes of $5,055 and $3,699, for 2025 and 2024, respectively	15,491	11,334

Unrealized loss on securities transferred to held-to-maturity, net of credit of $(47) and $(35) for 2025 and 2024, respectively	(143)	(105)

Amortization of realized loss on termination of cash flow hedge, net of credit of $(1,387) and $(1,391), for 2025 and 2024, respectively	(4,688)	(4,706)

Change in value of active cash flow hedges, net of taxes of $2,551 and $2,151 for 2025 and 2024, respectively	7,823	6,595

Comprehensive Income	$73,181	$60,003

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED SEPTEMBER 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2025	$114	$51,646	$611,921	$(41,313)	$—	$622,368
Net income	—	—	17,752	—	—	17,752
Stock issued under Stock Option Plan	—	1,209	—	—	1,065	2,274
Common cash dividends declared, $0.43 per share	—	—	(4,848)	—	—	(4,848)
Change in fair value of cash flow hedges	—	—	—	(610)	—	(610)
Change in fair value of held-to-maturity securities	—	—	—	(45)	—	(45)
Change in fair value of available-for-sale securities	—	—	—	6,089	—	6,089
Repurchase of the Company’s common stock	—	—	—	—	(10,054)	(10,054)
Reclassification of treasury stock per Maryland law	(1)	—	(8,988)	—	8,989	—
Balance, September 30, 2025	$113	$52,855	$615,837	$(35,879)	$—	$632,926

	THREE MONTHS ENDED SEPTEMBER 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2024	$116	$45,321	$578,800	$(55,445)	$—	$568,792
Net income	—	—	16,490	—	—	16,490
Stock issued under Stock Option Plan	—	2,593	—	—	2,914	5,507
Common cash dividends declared, $0.40 per share	—	—	(4,673)	—	—	(4,673)
Change in fair value of cash flow hedges	—	—	—	7,991	—	7,991
Change in fair value of held-to-maturity securities	—	—	—	(33)	—	(33)
Change in fair value of available-for-sale securities	—	—	—	18,124	—	18,124
Repurchase of the Company’s common stock	—	—	—	—	(108)	(108)
Reclassification of treasury stock per Maryland law	1	—	2,805	—	(2,806)	—
Balance, September 30, 2024	$117	$47,914	$593,422	$(29,363)	$—	$612,090

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED SEPTEMBER 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2025	$117	$50,336	$603,477	$(54,362)	$—	$599,568
Net income	—	—	54,698	—	—	54,698
Stock issued under Stock Option Plan	—	2,519	—	—	1,740	4,259
Common cash dividends declared, $1.23 per share	—	—	(14,033)	—	—	(14,033)
Change in fair value of cash flow hedges	—	—	—	3,135	—	3,135
Change in fair value of held-to-maturity securities	—	—	—	(143)	—	(143)
Change in fair value of available-for-sale securities	—	—	—	15,491	—	15,491
Purchase of the Company’s common stock	—	—	—	—	(30,049)	(30,049)
Reclassification of treasury stock per Maryland law	(4)	—	(28,305)	—	28,309	—
Balance, September 30, 2025	$113	$52,855	$615,837	$(35,879)	$—	$632,926

	NINE MONTHS ENDED SEPTEMBER 30, 2024
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2024	$118	$44,320	$569,872	$(42,481)	$—	$571,829
Net income	—	—	46,885	—	—	46,885
Stock issued under Stock Option Plan	—	3,594	—	—	3,342	6,936
Common cash dividends declared, $1.20 per share	—	—	(13,986)	—	—	(13,986)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Change in fair value of cash flow hedges	—	—	—	1,889	—	1,889
Change in fair value of held-to-maturity securities	—	—	—	(105)	—	(105)
Change in fair value of available-for-sale securities	—	—	—	11,334	—	11,334
Purchase of the Company’s common stock	—	—	—	—	(12,469)	(12,469)
Reclassification of treasury stock per Maryland law	(1)	—	(9,126)	—	9,127	—
Balance, September 30, 2024	$117	$47,914	$593,422	$(29,363)	$—	$612,090

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,698	$46,885
Proceeds from sales of loans held for sale	112,932	133,935
Originations of loans held for sale	(108,734)	(134,855)
Items not requiring (providing) cash:
Depreciation	5,935	6,230
Amortization	376	526
Compensation expense for stock option grants	1,369	1,299
Provision for credit losses on loans	—	1,700
Provision (credit) for unfunded commitments	(837)	(540)
Net gain on loan sales	(2,410)	(2,880)
Net (gain) loss on sale of premises and equipment	(25)	16
Net gain on sale/write-down of other real estate owned and repossessions	(1)	(491)
Accretion of deferred income, premiums, discounts and other	(11,119)	(10,461)
Loss on derivative interest rate products	54	57
Net non-cash gain recorded on contract termination	—	(2,762)
Deferred income taxes	(618)	(544)
Changes in:
Interest receivable	499	(1,056)
Prepaid expenses and other assets	914	3,977
Accrued expenses and other liabilities	5,776	(6,583)
Income taxes refundable/payable	1,087	(175)
Net cash provided by operating activities	59,896	34,278

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	245,169	(123,795)
Purchase of loans	(20,000)	(6,251)
Purchase of premises and equipment	(8,066)	(3,492)
Proceeds from sale of premises and equipment	79	96
Proceeds from sale of other real estate owned and repossessions	142	11,012
Proceeds from maturities and calls of available-for-sale securities	1,624	—
Principal reductions on mortgage-backed securities	37,664	27,151
Purchase of available-for-sale securities	(8,903)	(92,631)
Investment in tax credit partnerships	(10,909)	(11,997)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	2,789	8,401
Net cash provided by (used in) investing activities	239,589	(191,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(144,174)	(5,062)
Net increase (decrease) in checking and savings deposits	66,682	(19,111)
Net increase in short-term borrowings	69,890	14,622
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	—	180,000
Repayment of borrowing under Federal Reserve Bank Term Funding Program	(180,000)	—
Redemption of subordinated notes	(75,000)	—
Advances from borrowers for taxes and insurance	4,632	4,679
Repurchase of the Company’s common stock	(30,049)	(12,469)
Dividends paid	(13,877)	(14,036)
Stock options exercised	2,890	5,637
Net cash provided by (used in) financing activities	(299,006)	154,260

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	479	(2,968)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	195,756	211,333
CASH AND CASH EQUIVALENTS, END OF PERIOD	$196,235	$208,365

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2024, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 became effective for the Company beginning with the fiscal year ending December 31, 2025 and did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2025	2024

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,335	11,656
Net income	$17,752	$16,490
Per common share amount	$1.57	$1.41

Diluted:
Average common shares outstanding	11,335	11,656
Net effect of dilutive stock options – based on the treasury stock method using average market price	62	63
Diluted common shares	11,397	11,719
Net income	$17,752	$16,490
Per common share amount	$1.56	$1.41

	Nine Months Ended September 30,
	2025	2024

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	11,479	11,688
Net income	$54,698	$46,885
Per common share amount	$4.77	$4.01

Diluted:
Average common shares outstanding	11,479	11,688
Net effect of dilutive stock options – based on the treasury stock method using average market price	62	58
Diluted common shares	11,541	11,746
Net income	$54,698	$46,885
Per common share amount	$4.74	$3.99

Options outstanding at September 30, 2025 and 2024, to purchase 715,362 and 712,403 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three- and nine-month periods then ended because the exercise prices of such options were greater than the average market price of the common stock for the three- and nine-months ended September 30, 2025 and 2024, respectively.

NOTE 5: INVESTMENT SECURITIES

Available-for-sale securities (“AFS”), which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on the specifically identified amortized cost of the individual security, are included in non-interest income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders’ equity. Premiums and discounts are amortized and accreted, respectively, to interest income over the estimated life of the security. Prepayments are anticipated for certain mortgage-backed and Small Business Administration (SBA) securities. Premiums on callable securities are amortized to their earliest call date.

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

The amortized cost and fair values of securities were as follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$331,285	$668	$27,308	$304,645
Agency collateralized mortgage obligations	121,636	927	6,550	116,013
States and political subdivisions	56,639	156	3,049	53,746
Small Business Administration securities	62,433	19	5,508	56,944
	$571,993	$1,770	$42,415	$531,348

	September 30, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$70,036	$1,450	$71,486	$—	$6,086	$65,400
Agency collateralized mortgage obligations	105,632	(1,926)	103,706	—	11,080	92,626
States and political subdivisions	6,099	24	6,123	—	560	5,563
	$181,767	$(452)	$181,315	$—	$17,726	$163,589

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$346,712	$69	$40,874	$305,907
Agency collateralized mortgage obligations	123,395	—	9,771	113,624
States and political subdivisions securities	58,608	69	2,729	55,948
Small Business Administration securities	65,849	—	7,955	57,894
	$594,564	$138	$61,329	$533,373

	December 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,065	$1,864	$72,929	$—	$8,523	$64,406
Agency collateralized mortgage obligations	110,493	(2,140)	108,353	—	15,495	92,858
States and political subdivisions	6,137	14	6,151	—	650	5,501
	$187,695	$(262)	$187,433	$—	$24,668	$162,765

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	245	246	—	—
After two through three years	1,012	1,025	—	—
After three through four years	—	—	—	—
After four through five years	—	—	1,052	994
After five through fifteen years	22,107	21,111	4,564	4,146
After fifteen years	33,275	31,364	507	423
Securities not due on a single maturity date	515,354	477,602	175,192	158,026
	$571,993	$531,348	$181,315	$163,589

Certain available-for-sale investments in debt securities are reported in the financial statements at an amount less than their amortized cost. The total fair value of these investments at September 30, 2025 and December 31, 2024, was approximately $418.0 million and $523.9 million, respectively, which was approximately 78.7% and 98.2% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at September 30, 2025 and December 31, 2024, which was $181.3 million and $187.4 million, respectively. Total fair value of these investments at September 30, 2025 and December 31, 2024 was approximately $163.6 million and $162.8 million, respectively, which is 100.0% of the Company’s held-to-maturity investment portfolio.

Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at September 30, 2025, it had ample liquidity sources to fund its ongoing operations without selling investment securities in this portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings of issuers, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$3,274	$(11)	$245,989	$(27,297)	$249,263	$(27,308)
Agency collateralized mortgage obligations	—	—	71,782	(6,550)	71,782	(6,550)
States and political subdivisions securities	5,068	(247)	42,155	(2,802)	47,223	(3,049)
Small Business Administration securities	—	—	49,763	(5,508)	49,763	(5,508)
	$8,342	$(258)	$409,689	$(42,157)	$418,031	$(42,415)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,400	$(6,086)	$65,400	$(6,086)
Agency collateralized mortgage obligations	—	—	92,626	(11,080)	92,626	(11,080)
States and political subdivisions securities	—	—	5,563	(560)	5,563	(560)
	$—	$—	$163,589	$(17,726)	$163,589	$(17,726)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$45,977	$(1,008)	$253,971	$(39,866)	$299,948	$(40,874)
Agency collateralized mortgage obligations	50,720	(890)	62,903	(8,881)	113,623	(9,771)
States and political subdivisions securities	7,229	(270)	50,665	(7,685)	57,894	(7,955)
Small Business Administration securities	14,523	(343)	37,945	(2,386)	52,468	(2,729)
	$118,449	$(2,511)	$405,484	$(58,818)	$523,933	$(61,329)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,406	$(8,523)	$64,406	$(8,523)
Agency collateralized mortgage obligations	—	—	92,858	(15,495)	92,858	(15,495)
States and political subdivisions securities	—	—	5,501	(650)	5,501	(650)
	$—	$—	$162,765	$(24,668)	$162,765	$(24,668)

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2025 or September 30, 2024, respectively.

Allowance for Credit Losses. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of September 30, 2025 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Classes of loans at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024

	(In Thousands)
One- to four-family residential construction	$21,856	$30,533
Subdivision construction	25,452	19,861
Land development	32,725	42,504
Commercial construction	242,936	352,793
Owner occupied one- to four-family residential	672,276	710,446
Non-owner occupied one- to four-family residential	124,516	122,901
Commercial real estate	1,530,990	1,543,742
Other residential (multi-family)	1,485,546	1,549,249
Commercial business	230,299	220,291
Consumer auto	24,447	25,787
Consumer other	23,712	27,905
Home equity lines of credit	123,359	115,836
	4,538,114	4,761,848
Allowance for credit losses	(64,749)	(64,760)
Deferred loan fees and gains, net	(5,682)	(6,695)
	$4,467,683	$4,690,393

Weighted average interest rate	6.11%	6.08%

Classes of loans by aging were as follows, as of the dates indicated.

	September 30, 2025
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$6	$—	$—	$6	$21,850	$21,856	$—
Subdivision construction	—	—	—	—	25,452	25,452	—
Land development	—	—	—	—	32,725	32,725	—
Commercial construction	—	—	—	—	242,936	242,936	—
Owner occupied one- to four-family residential	—	77	582	659	671,617	672,276	—
Non-owner occupied one- to four-family residential	—	—	1,124	1,124	123,392	124,516	—
Commercial real estate	—	—	—	—	1,530,990	1,530,990	—
Other residential (multi-family)	—	—	—	—	1,485,546	1,485,546	—
Commercial business	—	—	—	—	230,299	230,299	—
Consumer auto	20	3	9	32	24,415	24,447	—
Consumer other	65	2	13	80	23,632	23,712	—
Home equity lines of credit	93	—	—	93	123,266	123,359	—
Total	$184	$82	$1,728	$1,994	$4,536,120	$4,538,114	$—

	December 31, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$12	$—	$—	$12	$30,521	$30,533	$—
Subdivision construction	—	—	—	—	19,861	19,861	—
Land development	—	—	464	464	42,040	42,504	—
Commercial construction	—	—	—	—	352,793	352,793	—
Owner occupied one- to four-family residential	1,704	816	950	3,470	706,976	710,446	—
Non-owner occupied one- to four-family residential	642	—	1,681	2,323	120,578	122,901	—
Commercial real estate	—	—	77	77	1,543,665	1,543,742	—
Other residential (multi-family)	—	—	—	—	1,549,249	1,549,249	—
Commercial business	—	—	384	384	219,907	220,291	—
Consumer auto	39	1	—	40	25,747	25,787	—
Consumer other	145	4	17	166	27,739	27,905	—
Home equity lines of credit	63	56	—	119	115,717	115,836	—
Total	$2,605	$877	$3,573	$7,055	$4,754,793	$4,761,848	$—

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

Nonaccruing loans are summarized as follows:

	September 30,	December 31,
	2025	2024

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	464
Commercial construction	—	—
Owner occupied one- to four-family residential	582	950
Non-owner occupied one- to four-family residential	1,124	1,681
Commercial real estate	—	77
Other residential (multi-family)	—	—
Commercial business	—	384
Consumer auto	9	—
Consumer other	13	17
Home equity lines of credit	—	—
Total nonaccruing loans	$1,728	$3,573

During the three and nine months ended September 30, 2025, the Company recorded $74,000 and $189,000, respectively, in interest income related to recoveries on nonaccrual loans. No interest income was recorded on nonaccrual loans for the three or nine months ended September 30, 2024.

Nonaccrual loans for which there is no related allowance for credit losses as of September 30, 2025 and December 31, 2024, had an amortized cost of $1.7 million and $2.2 million, respectively. These loans were individually assessed and did not require an allowance due to being adequately collateralized under the collateral-dependent valuation method at those dates. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in the process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025, the Company did not record a provision expense on its portfolio of outstanding loans. During the three months ended September 30, 2024, the Company recorded provision expense of $1.2 million on its portfolio of outstanding loans and during the nine months ended September 30, 2024, the Company recorded provision expense of $1.7 million on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, June 30, 2024	$9,678	$13,886	$29,469	$2,841	$5,677	$3,704	$65,255
Provision (credit) charged to expense	(463)	1,708	633	(106)	(930)	358	1,200
Losses charged off	—	—	(1,235)	—	(164)	(332)	(1,731)
Recoveries	4	—	—	—	17	170	191
Balance, September 30, 2024	$9,219	$15,594	$28,867	$2,735	$4,600	$3,900	$64,915

Allowance for credit losses
Balance, June 30, 2025	$9,204	$15,594	$28,794	$2,936	$4,712	$3,575	$64,815
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	—	—	—	—	(32)	(270)	(302)
Recoveries	2	—	—	—	90	144	236
Balance, September 30, 2025	$9,206	$15,594	$28,794	$2,936	$4,770	$3,449	$64,749

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(570)	2,224	1,931	(202)	(2,526)	843	1,700
Losses charged off	(65)	—	(1,235)	(101)	(195)	(1,111)	(2,707)
Recoveries	34	—	—	194	386	638	1,252
Balance, September 30, 2024	$9,219	$15,594	$28,867	$2,735	$4,600	$3,900	$64,915

Allowance for credit losses
Balance, January 1, 2025	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(46)	—	(8)	—	(179)	(745)	(978)
Recoveries	28	—	—	201	293	445	967
Balance, September 30, 2025	$9,206	$15,594	$28,794	$2,936	$4,770	$3,449	$64,749

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and nine months ended September 30, 2025 and 2024. The provision for losses on unfunded commitments for the three months ended September 30, 2025 was a credit (negative expense) of $379,000, compared to a credit (negative expense) of $63,000 for the three months ended September 30, 2024. The provision for losses on unfunded commitments for the nine months ended September 30, 2025 was a credit (negative expense) of $837,000, compared to a credit (negative expense) of $540,000 for the nine months ended September 30, 2024.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, June 30, 2024	$673	$3,346	$646	$550	$1,343	$452	$7,010
Provision (credit) charged to expense	(262)	(543)	(19)	(57)	801	17	(63)
Balance, September 30, 2024	$411	$2,803	$627	$493	$2,144	$469	$6,947

Allowance for unfunded commitments
Balance, June 30, 2025	$755	$4,603	$681	$472	$1,147	$387	$8,045
Provision (credit) charged to expense	46	(136)	(91)	(94)	(84)	(20)	(379)
Balance, September 30, 2025	$801	$4,467	$590	$378	$1,063	$367	$7,666

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(295)	(1,203)	8	(248)	1,185	13	(540)
Balance, September 30, 2024	$411	$2,803	$627	$493	$2,144	$469	$6,947

Allowance for unfunded commitments
Balance, January 1, 2025	$619	$4,833	$653	$496	$1,468	$434	$8,503
Provision (credit) charged to expense	182	(366)	(63)	(118)	(405)	(67)	(837)
Balance, September 30, 2025	$801	$4,467	$590	$378	$1,063	$367	$7,666

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	September 30, 2025		December 31, 2024
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	—	—	464	12
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,223	—	1,677	—
Non-owner occupied one- to four-family residential	1,124	—	1,681	261
Commercial real estate	—	—	4,253	—
Other residential (multi-family)	—	—	—	—
Commercial business	—	—	384	245
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	—	—	1,390	—

Total	$2,347	$—	$9,849	$518

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

The following table shows, as of the date indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concession granted. There were no such modifications during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, principal forgiveness of $27,000 and $34,000, respectively, was completed on consumer loans. During the three and nine months ended September 30, 2024, principal forgiveness of $20,000 and $275,000, respectively, was completed on consumer loans and a land development loan.

	Amortized Cost Basis at December 31, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	2,709	—	2,709
Commercial real estate	—	70	—	70
Commercial business	—	—	—	—
Consumer	—	31	—	31
	$—	$2,810	$—	$2,810

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance of loans (under modified terms) at December 31, 2024. There were no such loans at September 30, 2025.

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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of September 30, 2025 and December 31, 2024.

	Term Loans by Origination Year
							Revolving
September 30, 2025	2025 YTD	2024	2023	2022	2021	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$6,449	$4,465	$3,162	$822	$—	$—	$6,958	$21,856
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	6,449	4,465	3,162	822	—	—	6,958	21,856
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	790	3,899	339	265	17,368	437	2,354	25,452
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	790	3,899	339	265	17,368	437	2,354	25,452
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	5,666	9,929	4,250	2,329	392	7,267	2,892	32,725
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	5,666	9,929	4,250	2,329	392	7,267	2,892	32,725
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	24,194	146,042	11,306	43,233	18,161	—	—	242,936
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	24,194	146,042	11,306	43,233	18,161	—	—	242,936
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	48,726	40,795	53,640	278,886	157,517	212,337	1,315	793,216
Watch (5)	—	—	—	—	—	714	—	714
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	29	71	475	270	1,403	614	2,862
Total	48,726	40,824	53,711	279,361	157,787	214,454	1,929	796,792
Current Period Gross Charge Offs	—	—	—	21	16	9	—	46

Other residential (multi-family)
Satisfactory (1-4)	88,290	120,379	112,729	578,941	358,548	220,649	3,336	1,482,872
Watch (5)	—	—	—	—	—	2,674	—	2,674
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	88,290	120,379	112,729	578,941	358,548	223,323	3,336	1,485,546
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	37,758	127,216	98,011	320,790	191,515	702,547	30,562	1,508,399
Watch (5)	—	—	—	10,548	—	7,768	—	18,316
Special Mention (6)	—	—	—	—	—	4,275	—	4,275
Classified (7-9)	—	—	—	—	—	—	—	—
Total	37,758	127,216	98,011	331,338	191,515	714,590	30,562	1,530,990
Current Period Gross Charge Offs	—	—	—	—	8	—	—	8

Commercial business
Satisfactory (1-4)	24,074	24,280	10,538	14,740	16,521	39,846	96,840	226,839
Watch (5)	—	—	—	863	2,568	29	—	3,460
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	24,074	24,280	10,538	15,603	19,089	39,875	96,840	230,299
Current Period Gross Charge Offs	—	—	—	—	—	135	44	179

Consumer
Satisfactory (1-4)	12,968	11,513	5,566	3,239	1,280	8,232	127,310	170,108
Watch (5)	—	—	—	1	—	190	72	263
Special Mention (6)	—	—	—	—	—	—	883	883
Classified (7-9)	—	1	20	11	14	47	171	264
Total	12,968	11,514	5,586	3,251	1,294	8,469	128,436	171,518
Current Period Gross Charge Offs	19	43	21	14	2	643	3	745

Combined
Satisfactory (1-4)	248,915	488,518	299,541	1,243,245	761,302	1,191,315	271,567	4,504,403
Watch (5)	—	—	—	11,412	2,568	11,375	72	25,427
Special Mention (6)	—	—	—	—	—	4,275	883	5,158
Classified (7-9)	—	30	91	486	284	1,450	785	3,126
Total	$248,915	$488,548	$299,632	$1,255,143	$764,154	$1,208,415	$273,307	$4,538,114
Current Period Gross Charge Offs	$19	$43	$21	$35	$26	$787	$47	$978

	Term Loans by Origination Year
							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$11,750	$8,961	$822	$—	$—	$—	$9,000	$30,533
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,750	8,961	822	—	—	—	9,000	30,533
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	711	182	136	17,609	29	205	989	19,861
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	711	182	136	17,609	29	205	989	19,861
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	18,282	6,112	2,722	5,210	3,105	4,236	2,373	42,040
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	464	—	—	464
Total	18,282	6,112	2,722	5,210	3,569	4,236	2,373	42,504
Current Period Gross Charge Offs	—	—	—	—	—	101	—	101

Other construction
Satisfactory (1-4)	78,337	52,046	189,389	33,021	—	—	—	352,793
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	78,337	52,046	189,389	33,021	—	—	—	352,793
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	42,931	59,973	304,054	176,759	91,238	153,392	426	828,773
Watch (5)	—	—	—	—	145	597	—	742
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	628	387	129	—	1,178	1,510	3,832
Total	42,931	60,601	304,441	176,888	91,383	155,167	1,936	833,347
Current Period Gross Charge Offs	—	49	—	—	—	16	—	65

Other residential (multi-family)
Satisfactory (1-4)	66,028	92,268	552,183	506,902	179,094	146,712	3,352	1,546,539
Watch (5)	—	—	—	—	—	2,710	—	2,710
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	66,028	92,268	552,183	506,902	179,094	149,422	3,352	1,549,249
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	97,512	81,282	320,442	217,049	96,246	682,549	35,937	1,531,017
Watch (5)	—	—	—	—	—	7,879	—	7,879
Special Mention (6)	—	—	—	—	—	438	—	438
Classified (7-9)	—	—	—	77	—	4,331	—	4,408
Total	97,512	81,282	320,442	217,126	96,246	695,197	35,937	1,543,742
Current Period Gross Charge Offs	—	—	54	10	—	1,236	—	1,300

Commercial business
Satisfactory (1-4)	21,179	29,846	28,678	20,301	7,646	44,908	62,015	214,573
Watch (5)	—	—	1,005	3,296	—	—	—	4,301
Special Mention (6)	—	—	995	—	38	—	—	1,033
Classified (7-9)	—	245	—	—	—	139	—	384
Total	21,179	30,091	30,678	23,597	7,684	45,047	62,015	220,291
Current Period Gross Charge Offs	—	—	—	4	27	164	48	243

Consumer
Satisfactory (1-4)	17,391	9,234	6,147	2,618	1,151	10,478	120,653	167,672
Watch (5)	—	—	5	—	4	194	107	310
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	1	9	11	20	—	53	1,452	1,546
Total	17,392	9,243	6,163	2,638	1,155	10,725	122,212	169,528
Current Period Gross Charge Offs	13	105	122	32	4	1,161	54	1,491

Combined
Satisfactory (1-4)	354,121	339,904	1,404,573	979,469	378,509	1,042,480	234,745	4,733,801
Watch (5)	—	—	1,010	3,296	149	11,380	107	15,942
Special Mention (6)	—	—	995	—	38	438	—	1,471
Classified (7-9)	1	882	398	226	464	5,701	2,962	10,634
Total	$354,122	$340,786	$1,406,976	$982,991	$379,160	$1,059,999	$237,814	$4,761,848
Current Period Gross Charge Offs	$13	$154	$176	$46	$31	$2,678	$102	$3,200

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At September 30, 2025, the Company had 21 such investments, with a net carrying value of $99.7 million. At December 31, 2024, the Company had 23 such investments, with a net carrying value of $98.8 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2034 were $96.5 million as of September 30, 2025, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $86.5 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $3.2 million and $2.8 million during the three months ended September 30, 2025 and 2024, respectively. Investment amortization was $3.1 million for the three months ended September 30, 2025, compared to $2.5 million for the three months ended September 30, 2024.

The Company’s usage of federal affordable housing tax credits approximated $9.6 million and $8.4 million during the nine months ended September 30, 2025 and 2024, respectively. Investment amortization was $8.7 million for the nine months ended September 30, 2025, compared to $7.6 million for the nine months ended September 30, 2024.

Investments in Community Development Entities

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At September 30, 2025, the Company had one such investment, with a net carrying value of $125,000. At December 31, 2024, the Company had one such investment, with a net carrying value of $199,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified community development entities, they are accounted for using the proportional amortization method. Each of the partnerships provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified community development entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the community development entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the community development entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal new market tax credits approximated $30,000 during both the three months ended September 30, 2025 and the three months ended September 30, 2024. Investment amortization amounted to $25,000 for both the three months ended September 30, 2025 and the three months ended September 30, 2024.

The Company’s usage of federal new market tax credits approximated $90,000 during both the nine months ended September 30, 2025 and the nine months ended September 30, 2024. Investment amortization amounted to $75,000 and $50,000 for the nine months ended September 30, 2025 and the nine months ended September 30, 2024, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these new market tax credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At September 30, 2025 and December 31, 2024, the Company had no such investments, with the previous investment fully amortizing during 2024. Under current tax law, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $75,000 and $76,000 during the three months ended September 30, 2025 and the three months ended September 30, 2024, respectively. Investment amortization amounted to $-0- and $64,000 for the three months ended September 30, 2025 and the three months ended September 30, 2024, respectively.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $225,000 and $228,000 during the nine months ended September 30, 2025 and nine months ended September 30, 2024, respectively. Investment amortization amounted to $-0- and $191,000 for the nine months ended September 30, 2025 and the nine months ended September 30, 2024, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these rehabilitation/historic tax credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2025	2024

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential (multi-family)	—	—
Commercial real estate	6,036	5,960
Commercial business	—	—
Consumer	47	33
Total foreclosed assets held for sale and repossessions	6,083	5,993

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$6,083	$5,993

At September 30, 2025 and December 31, 2024, there was no other real estate owned not acquired through foreclosure.

At September 30, 2025, no residential mortgage loans were in the process of foreclosure compared to mortgage loans in the process of foreclosure totaling $12,000 at December 31, 2024.

Expenses (income) applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	September 30,
	2025	2024

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$(7)	$(459)
Valuation write-downs	—	—
Operating expenses (income), net of rental income	(135)	(77)
	$(142)	$(536)

	Nine Months Ended
	September 30,
	2025	2024

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$(1)	$(491)
Valuation write-downs	—	—
Operating expenses (income), net of rental income	(379)	301
	$(380)	$(190)

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	September 30,	December 31,
	2025	2024

	(In Thousands)
Land	$39,638	$39,340
Buildings and improvements	109,482	107,525
Furniture, fixtures and equipment	72,091	69,916
Operating leases right of use asset	5,616	6,390
	226,827	223,171
Less: accumulated depreciation	93,058	90,705
	$133,769	$132,466

Leases. The Company records leases in accordance with ASU 2016-02, Leases (Topic 842). The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2025, the lease right of use asset value was $5.6 million and the corresponding lease liability was $5.8 million. As of December 31, 2024, the lease right of use asset value was $6.4 million and the corresponding lease liability was $6.6 million. At September 30, 2025, expected lease terms ranged from 1.8 years to 13.2 years with a weighted-average lease term of 6.3 years. The weighted-average discount rate at September 30, 2025 was 3.99%.

For the three months ended September 30, 2025 and 2024, total lease expense was $433,000 and $408,000, respectively. For both the nine months ended September 30, 2025 and 2024, total lease expense was $1.3 million. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the lease expense related to ATMs for the three months ended September 30, 2025 and 2024 was $82,000 and $87,000, respectively. The lease expense related to ATMs for the nine months ended September 30, 2025 and 2024 was $237,000 and $258,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended September 30, 2025 and 2024, income recognized from these lease agreements was $369,000 and $303,000, respectively, and was included in occupancy and equipment expense. In the nine months ended September 30, 2025 and 2024, income recognized from these lease agreements was $1.0 million and $984,000, respectively, and was included in occupancy and equipment expense.

	September 30, 2025	December 31, 2024

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$5,616	$6,390
Operating leases liability	$5,822	$6,621

	For the Three Months Ended
	September 30, 2025	September 30, 2024

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$433	$408

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$433	$404
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$1,254	$1,303

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,249	$1,282
Right of use assets obtained in exchange for lease obligations:
Operating leases	$24	$814

At September 30, 2025, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2025	$324
2026	1,334
2027	1,285
2028	1,018
2029	663
2030	506
Thereafter	1,482

Future lease payments expected	6,612

Less: interest portion of lease payments	(790)

Lease liability	$5,822

NOTE 10: DEPOSITS

	Weighted Average	September 30,	December 31,
	Interest Rate	2025	2024

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$855,353	$842,931
Interest-bearing checking and savings accounts	1.35% and 1.39%	2,268,993	2,214,732
		3,124,346	3,057,663

Certificate accounts	0.00% - 0.99%	35,337	52,720
	1.00% - 1.99%	101,519	75,938
	2.00% - 2.99%	19,919	8,244
	3.00% - 3.99%	540,657	89,967
	4.00% - 4.99%	26,240	548,903
	5.00% and above	—	—
		723,672	775,772

Brokered deposits	4.29% and 4.61%	680,015	772,114
		680,015	772,114

		$4,528,033	$4,605,549

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $680.0 million and $772.1 million at September 30, 2025 and December 31, 2024, respectively. At both September 30, 2025 and December 31, 2024, brokered deposits included $300.0 million of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At September 30, 2025, approximately 37% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 16% of the Company’s total deposits were uninsured at September 30, 2025.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2025 and December 31, 2024, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At September 30, 2025 and December 31, 2024, the Company did have outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. At September 30, 2025, investment securities with carrying values of approximately $290.2 million and loans with carrying values of approximately $2.08 billion were pledged as collateral for FHLB borrowings, which equates to an advance equivalent of $1.54 billion. At December 31, 2024 investment securities with carrying values of approximately $110.4 million and loans with carrying values of approximately $2.12 billion were pledged as collateral for outstanding advances or borrowings, which equates to an advance equivalent of $1.39 billion. The Bank had $1.11 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at September 30, 2025.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30,	December 31,
	2025	2024

	(In Thousands)

Notes payable – Community Development Equity Funds	$907	$1,247
Securities sold under reverse repurchase agreements	42,674	64,444
Short-term borrowings from Federal Reserve Bank	—	180,000
Overnight borrowings from the Federal Home Loan Bank	425,000	333,000
	$468,581	$578,691

Short-term borrowings from the Federal Reserve Bank at December 31, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing matured and was repaid in January 2025 and had a fixed interest rate of 4.83%. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $187.7 million as of December 31, 2024. As of September 30, 2025, the Company had no outstanding borrowings from the Federal Reserve Bank.

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

	September 30,	December 31,
	2025	2024

	(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$42,674	$64,444

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

Amortization of the debt issuance costs during the three months ended September 30, 2025 and 2024, totaled $0 and $74,000, respectively. Amortization of the debt issuance costs during the nine months ended September 30, 2025 and 2024, totaled $124,000 and $223,000, respectively.

At September 30, 2025 and December 31, 2024, subordinated notes were as follows:

	September 30,	December 31,
	2025	2024

	(In Thousands)
Subordinated notes	$—	$75,000
Less: unamortized debt issuance costs	—	124
	$—	$74,876

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

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	(In Thousands)		(In Thousands)
Tax at statutory rate	$4,640	21.0%	$4,224	21.0%
Nontaxable interest and dividends	60	0.3	(74)	(0.4)
U.S. federal tax credits (primarily low-income housing)	(1,028)	(4.7)	(830)	(4.1)
State income or franchise taxes	492	2.2	255	1.3
Other	182	0.9	48	0.2
	$4,346	19.7%	$3,623	18.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	(In Thousands)		(In Thousands)
Tax at statutory rate	$14,244	21.0%	$12,082	21.0%
Nontaxable interest and dividends	(135)	(0.2)	(272)	(0.5)
U.S. federal tax credits (primarily low-income housing)	(2,746)	(4.0)	(2,489)	(4.3)
State income or franchise taxes	1,195	1.8	1,031	1.8
Other	572	0.8	295	0.5
	$13,130	19.4%	$10,647	18.5%

During the nine months ended September 30, 2025, the Company paid U.S. federal income taxes totaling $3.0 million and paid taxes to various state jurisdictions totaling $1.1 million. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, the Company received a refund of $19,000 from one state jurisdiction and federal income tax refunds totaling $65,000.

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2020 are now closed. In addition, there were no pending audits by any state jurisdiction at September 30, 2025.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2025 and December 31, 2024:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2025
Available-for-sale securities
Agency mortgage-backed securities	$304,645	$—	$304,645	$—
Agency collateralized mortgage obligations	116,013	—	116,013	—
States and political subdivisions securities	53,746	—	53,746	—
Small Business Administration securities	56,944	—	56,944	—
Interest rate derivative asset	5,797	—	5,797	—
Interest rate derivative liability	(12,412)	—	(12,412)	—

December 31, 2024
Available-for-sale securities
Agency mortgage-backed securities	$305,907	$—	$305,907	$—
Agency collateralized mortgage obligations	113,624	—	113,624	—
States and political subdivisions securities	55,948	—	55,948	—
Small Business Administration securities	57,894	—	57,894	—
Interest rate derivative asset	8,065	—	8,065	—
Interest rate derivative liability	(25,000)	—	(25,000)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2025 and December 31, 2024 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the nine-month period ended September 30, 2025.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at September 30, 2025 or December 31, 2024.

Interest Rate Derivatives. The fair values are estimated using forward-looking interest rate curves and are determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at September 30, 2025 and December 31, 2024:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
September 30, 2025
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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At September 30, 2025 and December 31, 2024, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2025 and the year ended December 31, 2024, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at September 30, 2025 or December 31, 2024 which had valuation write-downs subsequent to the initial recording of the assets.

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

	September 30, 2025			December 31, 2024
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$196,235	$196,235	1	$195,756	$195,756	1
Held-to-maturity securities	181,315	163,589	2	187,433	162,765	2
Mortgage loans held for sale	5,593	5,593	2	6,937	6,937	2
Loans, net of allowance for credit losses	4,467,683	4,348,382	3	4,690,393	4,529,729	3
Interest receivable	19,931	19,931	3	20,430	20,430	3
Investment in FHLBank stock and other assets	25,603	25,603	3	28,392	28,392	3

Financial liabilities
Deposits	4,528,033	4,525,509	3	4,605,549	4,602,312	3
Short-term borrowings	468,581	468,581	3	578,691	578,691	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	—	—	2	74,876	74,438	2
Interest payable	3,909	3,909	3	12,761	12,761	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	53	53	3	72	72	3
Lines of credit	—	—	3	—	—	3

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

At September 30, 2025, the Company had five interest rate swaps totaling $85.0 million in notional amount with commercial customers, and five interest rate swaps with the same aggregate notional amount with third parties related to its program. At December 31, 2024, the Company had five interest rate swaps totaling $86.7 million in notional amount with commercial customers, and five interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2024, the Company had one participation loan purchased totaling $8.4 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended September 30, 2025 and 2024, the Company recognized net losses of $2,000 and $37,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the nine months ended September 30, 2025 and 2024, the Company recognized net losses of $54,000 and $57,000, respectively, in non-interest income related to changes in the fair value of these swaps.

Fair Value Hedges

Interest Rate Swaps. As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in February 2023, the Company entered into interest rate swap transactions. These transactions hedged the risk of certain of its fixed rate brokered deposits. The total notional amount of the swaps was $95 million with a termination date of February 28, 2025. Under the terms of the swaps, the Company received a fixed rate of interest of 4.65% and paid a floating rate of interest equal to USD-SOFR-COMPOUND plus a spread. The floating rate reset monthly and net settlements of interest due to/from the counterparty occurred monthly. To the extent that the fixed rate of interest exceeded USD-SOFR-COMPOUND plus the spread, the Company received net interest settlements, which were recorded as a reduction of deposit interest expense. If USD-SOFR-COMPOUND plus the spread exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as interest expense on deposits.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI). This balance was accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This had the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. The Company recorded $2.0 million of interest income related to this terminated swap in each of the three-month periods ended September 30, 2025 and 2024. The Company recorded $6.1 million of interest income related to the swap in each of the nine months ended September 30, 2025 and September 30, 2024. After October 6, 2025, the accretion of interest income related to the terminated swap concluded.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. Under the terms of the swap, the Company received a fixed rate of interest of 1.6725% and paid a floating rate of interest equal to one-month USD-LIBOR (or the equivalent replacement USD-SOFR rate once the USD-LIBOR rate ceased to be available). The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent the floating rate of interest exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. If the fixed rate of interest exceeded the floating rate of interest, the Company received net interest settlements, which were recorded as loan interest income. This interest rate swap reached its contractual termination date on March 1, 2024 and there has been no further interest income impact related to this swap after the three months ended March 31, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the nine months ended September 30, 2024.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At September 30, 2025, the USD-Prime rate was 7.25% and the one-month USD-SOFR OIS rate was 4.30757%. The Company recorded a reduction of loan interest income related to these swap transactions of $1.8 million and $2.7 million in the three months ended September 30, 2025 and 2024, respectively. The Company recorded a reduction of loan interest income related to these swap transactions of $5.3 million and $8.3 million in the nine months ended September 30, 2025 and 2024, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and nine months ended September 30, 2025 and 2024, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2025	2024

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$6,640	$17,014

Total derivatives designated as hedging instruments		$6,640	$17,014

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$5,797	$8,065

Total derivatives not designated as hedging instruments		$5,797	$8,065

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$5,772	$7,986

Total derivatives not designated as hedging instruments		$5,772	$7,986

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2025	2024

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(1,580)	$(1,580)
Active interest rate swaps, net of income taxes	970	9,571
	$(610)	$7,991

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2025	2024

	(In Thousands)
Terminated interest rate swap, net of income taxes	$(4,688)	$(4,706)
Active interest rate swaps, net of income taxes	7,823	6,595
	$3,135	$1,889

The following table presents, for the periods indicated, the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended September 30,
Cash Flow Hedges	2025		2024
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$79,079	$—	$83,796	$—
Total Interest Expense	—	28,306	—	35,821
	$79,079	$28,306	$83,796	$35,821

Terminated interest rate swap	$2,047	$—	$2,047	$—
Active interest rate swaps	(1,761)	—	(2,743)	—
	$286	$—	$(696)	$—

	Nine Months Ended September 30,
Cash Flow Hedges	2025		2024
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$240,297	$—	$242,113	$—
Total Interest Expense	—	89,227	—	102,504
	$240,297	$89,227	$242,113	$102,504

Terminated interest rate swap	$6,075	$—	$6,120	$—
Active interest rate swaps	(5,260)	—	(10,165)	—
	$815	$—	$(4,045)	$—

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

At September 30, 2025, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $25,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At September 30, 2025, the Company had given cash collateral to one derivative counterparty of $2.6 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $4.9 million for commercial lending swaps and collateral from the Company of $7.2 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at September 30, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024

	(In Thousands)
Interest income	$79,079	$83,796
Interest expense	28,306	35,821
Net interest income	50,773	47,975

Credit loss expense	(379)	1,137
Net interest income after credit loss expense	51,152	46,838

Non-interest Income
Commissions	566	360
Overdraft and insufficient funds fees	1,367	1,307
Point-of-sale and ATM fee income and service charges	3,290	3,467
Net gain on loan sales	916	1,076
Late charges and fees on loans	189	77
Fees from debit card contracts	348	348
Other income	386	357
	7,062	6,992

Non-interest Expense
Salaries and incentives	16,450	15,943
Employee benefits	3,734	3,605
Net occupancy expense	3,281	3,267
Technology, furniture and equipment expense	5,592	4,871
Postage	893	861
Insurance	1,110	1,052
Advertising	985	928
Office supplies and printing	238	232
Telephone	690	669
Legal, audit and other professional fees	1,248	809
Expense (income) on other real estate and repossessions	(142)	(536)
Intangible asset amortization	109	108
Travel meals and entertainment	883	808
Other operating expenses	1,045	1,100
	36,116	33,717

Income Before Income Taxes	22,098	20,113
Provision for Income Taxes	4,346	3,623
Net Income	$17,752	$16,490

	Nine Months Ended September 30,
	2025	2024

	(In Thousands)
Interest income	$240,297	$242,113
Interest expense	89,227	102,504
Net interest income	151,070	139,609

Credit loss expense	(837)	1,160
Net interest income after credit loss expense	151,907	138,449

Non-interest Income
Commissions	1,239	1,010
Overdraft and insufficient funds fees	3,848	3,826
Point-of-sale and ATM fee income and service charges	9,968	10,238
Net gain on loan sales	2,410	2,880
Late charges and fees on loans	772	380
Fees from debit card contracts	1,216	1,449
Other income	2,411	3,848
	21,864	23,631

Non-interest Expense
Salaries and incentives	48,928	48,021
Employee benefits	11,390	11,069
Net occupancy expense	9,663	9,252
Technology, furniture and equipment expense	16,178	14,566
Postage	2,649	2,445
Insurance	3,370	3,459
Advertising	1,980	2,169
Office supplies and printing	742	735
Telephone	2,101	2,075
Legal, audit and other professional fees	3,215	4,398
Expense (income) on other real estate and repossessions	(380)	(190)
Intangible asset amortization	325	325
Travel meals and entertainment	1,541	1,407
Other operating expenses	4,241	4,817
	105,943	104,548

Income Before Income Taxes	67,828	57,532
Provision for Income Taxes	13,130	10,647
Net Income	$54,698	$46,885

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2025, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2025, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis and are now fully amortized.

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

At September 30, 2025, the amortizable intangible assets included the arena naming rights of $4.4 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Our regular annual impairment assessment occurs in the third quarter of each year. The Company performed this annual review as of September 30, 2025 and concluded that no impairment of its goodwill or other intangible assets had occurred as of that date. While management believes no impairment existed as of September 30, 2025, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	September 30,	December 31,
	2025	2024

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	4,373	4,698
	$9,769	$10,094

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

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and $1.7 trillion in fiscal 2023. The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid - 2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years.The federal funds rate range was 5.25% to 5.50% until mid-September 2024.The range has steadily lowered since the high in mid-2023.The target range in 2025 until mid-September was 4.25% to 4.50%, at which point it was lowered to 4.00% to 4.25%. In late October 2025, the target range was lowered again, to 3.75% to 4.00%.

The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. At September 30, 2025, Core PCE, which excludes food and energy prices, rose 3.0% from one year ago, above the Federal Reserve’s target of 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated September 2025, real GDP in 2025 is projected to rise 1.8% on an annual average basis; this is an increase to prior GDP forecasts for 2025, which anticipated growth of 1.1%. The new outlook on GDP growth for 2026 and 2027 is 1.4% and 1.7%, respectively, which is a slight decrease from the previous projection of 1.4% and 1.8%.

Employment

The national unemployment rate increased slightly to 4.3% for August 2025 compared to June 2025 at 4.1%.The number of unemployed individuals was 7.4 million as of August 2025. In August 2025, healthcare, social assistance, and nonfarm payroll employment contributed 69,000 of total job gains.

As of August 2025, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.3%. The unemployment rate for the Midwest, where the Company conducts most of its business, was unchanged from the quarter ended June 2025 to the month ended August 2025 at 4.2%.Unemployment rates for August 2025 in the states where the Company has a branch or a loan production office were: Arizona at 4.1%, Arkansas at 3.8%, Colorado at 4.2%, Georgia at 3.4%, Illinois at 4.4%, Iowa at 3.8%, Kansas at 3.8%, Minnesota at 3.6%, Missouri at 4.1%, Nebraska at 3.0%, North Carolina at 3.7%, and Texas at 4.1%. These rates were relatively unchanged for a majority of the states compared to June 2025.

Single Family Housing

Existing-home sales increased 1.5% in September 2025, compared to August 2025, to a seasonally adjusted annual rate of 4.06 million; year-over-year existing home sales increased 4.1%. In the Midwest, existing-home sales slowed to 2.1% in September 2025 at an annual rate of 940,000, up 2.2% from one year earlier.

The median existing-home sales price rose 2.1% from September 2024 to $415,200 in September 2025. The median price in the Midwest was $320,800, up 4.7% from September 2024. All regions reported median price increases when compared to the prior year.

Total housing inventory registered at the end of September 2025 was 1.55 million units, up 1.3% from August 2025 and 14.0% from one year ago. Unsold inventory sat at a 4.6-month supply at the end of September 2025, no change from August 2025, and up from 4.2 months at the end of September 2024.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in August 2025 were at a rate of 890,000, 7% below the revised figure for July 2025 of $957,000 but 11.7% below August 2024.

Sales of new single‐family houses in August 2025 were at a seasonally adjusted annual rate of 800,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 20.5% above the July 2025 rate of 664,000 and 15.4% above the August 2024 rate of 693,000.

The median sales price of new houses sold in August 2025 was $413,500, which is 4.7% above the July 2025 median price of $395,100. The seasonally‐adjusted estimate of new houses for sale at the end of August 2025 represented a supply of 7.4 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.19% as of October 23, 2025, down from 6.54% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

According to CoStar, the U.S. apartment market’s supply-demand balance is ready for a rebalancing. Annual absorption is projected to exceed net deliveries over the next year, for the first time since Q1 2022. This turning point in the supply/absorption balance should accelerate overall vacancy declines, supported by a shrinking construction pipeline and robust renter demand. However, vacancy compression appears to have stalled in 2025, with vacancy holding steady at its current rate of 8.2% since the beginning of the year. This stability reflects rising vacancy of lower quality segments offsetting declines in the higher quality, 4- and 5-Star apartment segment, where absorption has outpaced supply. As a result, vacancy for 4- and 5-Star apartments has declined from a peak of 11.8% to 10.9%, and is forecasted to continue falling through year-end.Large markets in the South and Southwest, such as Dallas and Atlanta, were absorption leaders.Absorption increases are also fueled by generational transitions – older members of Gen Z as well as Baby Boomers are making their way to rental properties rather than home ownership. Absorption in upcoming quarters is expected to gradually chip away at the nation’s elevated overall vacancy rate, which is forecasted to fall to 8.1% by year-end and below 7.9% by the fourth quarter of 2026.

Quarterly net deliveries have fallen approximately 25% over the year to approximately 140,000 units in the third quarter of 2025. Fewer apartments are projected to reach completion over the remainder of the year, with the forecast expected to fall below 75,000 units by the fourth quarter of 2025 based on a thinning construction pipeline. Construction starts have fallen to a decade-plus low due to extended lease-up periods, higher capital costs, and stricter lending.

While overall vacancy is expected to decline, stabilized vacancy is forecasted to increase through 2027, reflecting ongoing efforts to absorb the supply overhang built up over the past two years. While vacancies have surged in the South and Southwest due to oversupply, most Midwest and Northeast markets have seen only moderate supply increases, leading to more favorable prospects for rent growth in those regions. In contrast, rents have fallen in markets across states in the South, Arizona, and Texas. Among the 50 largest markets, vacancy is highest in Memphis, Austin, and San Antonio. This variance of declining overall vacancy alongside persistently elevated stabilized vacancy suggests rent growth improvement will be gradual. Recent lease-up activity has helped reduce vacancy among 4- and 5-Star buildings, reinforcing the recovery in this segment. However, stabilized vacancy is projected to end the year above its starting point – in the upper 6% range – pointing to slow but stable rent growth, in line with the second quarter’s 0.5%. In contrast to the high-end building segment, vacancies in mid and lower-quality buildings remain more limited. With U.S. wage growth running above average, there is room for rents to increase by 0.6% in 3 Star buildings and by 1.3% year-over-year in 1- and 2-Star buildings, both outpacing the overall average. Rent growth across all quality segments is forecasted to reach the mid-1% range by mid-year 2026 as vacancies continue to tighten.

Our market areas reflected the following apartment vacancy levels as of September 2025: Springfield, Missouri at 7.1%, St. Louis at 10.6%, Kansas City at 8.7%, Minneapolis at 6.6%, Dallas-Fort Worth at 11.8%, Chicago at 4.6%, Atlanta at 11.8%, Phoenix at 12.4%, Denver at 11.6% and Charlotte, North Carolina at 12.1%.

An uncertain economic outlook dampened the office sector’s momentum through the first nine months of 2025.The national vacancy rate remained at its all-time high at 14.1% at September 30, 2025.On an encouraging note, supply growth has diminished to a historically low level. Also, positive absorption in the third quarter of 2025 and the re-entry of institutional buyers into the market suggest that a turning point may be near.

The demand recovery is complex and variable both across and within the country’s major cities, according to CoStar. Only about half of major metro areas have posted occupancy gains in the past 12 months, a historically unique occurrence which indicates the fragmented nature of the market. One impediment to recovery is the stalling out of office-using job growth. The hiring slowdown has been mitigated somewhat by a meaningful increase in office attendance. However, much return-to-office momentum seems to be driven by an increase in in-office work by “hybrid” employees. These attendance and employment trends are now interacting with a lack of desirable new supply in many markets to bring availability meaningfully down. The overall availability rate for space is about 80 basis points below its peak at 16.5% in early 2024. Availability at four- and five-star buildings is down even more, with the current rate of 23.4% about 120 basis points below peak. The slowdown in construction means that tenants looking for large blocks of space have fewer options.

CoStar reported that office asking rents have remained flat for nearly five years. A looming lack of available space in premium new buildings and an ongoing minimal amount of sublease inventory is expected to keep office asking rent growth nominally positive for the near future.

Through the first nine months of 2025, investment activity was up by approximately 36% from the same period last year. The acceleration was not just evident in sales volume. The number of office deals that traded during the first nine months of 2025 were 16% above last year’s pace. Even as fundamentals remain fluid, investors are monitoring a potential change in leasing demand. The third quarter of 2025 posted the first positive net absorption since 2021, just as the national vacancy rate appears to be reaching its projected peak. With approximately $6 billion in acquisitions year-to-date, institutional capital has been more active in the first nine months of 2025 than what was observed in the same period of the prior two years. The next several quarters may prove to be a pivotal time for restoring confidence in the office market. If current projections play out, the market could witness the convergence of peaking vacancies, steady leasing activity, a trough in rent growth, and accelerating capital flows. At the same time, the climb in CMBS delinquency rates in recent years suggests that an office recovery may be in its early stages and require a multi-year period of incremental progress to fully regain its footing.

As of September 2025, national office vacancy rates remained stable at 14.1%, while our market areas reflected the following vacancy levels: Springfield, Missouri at 4.4%, St. Louis at 10.1%, Kansas City at 10.8%, Minneapolis at 11.7%, Dallas-Fort Worth at 17.8%, Chicago at 16.6%, Atlanta at 16.9%, Denver at 17.7%, Phoenix at 16.3% and Charlotte, North Carolina at 14.3%.

In 2025, the U.S. retail market has witnessed the highest level of store closures and bankruptcy filings since 2020. Significant competition from e-commerce retailers, rising costs, restricted access to capital and multiple years of below-average closures, have all contributed to the uptick in store closures. Bankruptcy filings are correlated to low home sales, which have weighed heavily on furniture, retail, appliance, and home improvement sales. While store closures weigh on net demand formation, they also provide much-needed supply for those tenants looking to expand. Market participants reported exceptionally strong demand to backfill spaces as they go dark, with some able to secure rent increases of 40% or more. Over half of the leases signed during the first half of the year were for spaces on the market for less than ten months, while 30% of leased spaces were on the market for less than five months.

Increased competition for space has been largely driven by the limited amount of space developed across the U.S. since 2010. From 2000 to 2009, approximately 300 million square feet of retail space was delivered annually, of which nearly 40% was available for lease.Just 85 million square feet of new retail space has been delivered annually since the start of 2020, with the vast majority comprised of build-to-suit projects. This has left minimal second-generation space for tenants looking to expand.Per CoStar, most tenants and brokerage reps continue to report substantial competition for quality available space, resulting in availabilities backfilling at the fastest pace in nearly 15 years.

During the third quarter of 2025, national retail vacancy rates remained steady at 4.3% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.3%, St. Louis at 3.8%, Kansas City at 4.1%, Minneapolis at 2.7%, Dallas-Fort Worth at 4.9%, Chicago at 4.9%, Atlanta at 4.2%, Phoenix at 4.7%, Denver at 4.3%, and Charlotte, North Carolina at 3.2%.

Current U.S. industrial market performance continues to favor the tenant, reporting a decade-long high vacancy rate of 7.5%.Deliveries continued to outpace net absorption in 2025 and impending supply additions should push vacancy higher, in conjunction with pressure from ongoing concerns regarding consumer spending.Industrial market weakness is directly impacted by 12-year lows in home sales, which lowered sales of furniture, building materials, and appliances, leading to large distribution center closures by tenants including Big Lots, Ashley Furniture, and Home Depot.The forecast is for weaker absorption and higher near-term vacancy reflecting a projected slowdown in U.S. retail spending growth, which Oxford Economics expects to remain positive but slow considerably in the remainder of 2025.

The U.S. industrial market may be nearing the end of a record development surge. Quarterly net supply additions are on pace to fall below the pre-pandemic three-year average in 2025 and continue declining into 2026 when supply growth is projected to hit an 11-year low. The gradual but persistent decline in speculative development completions has been underway for about 12 months. While new deliveries have peaked, several Sunbelt and Midwest markets with fewer constraints on new development are still in the midst of a record supply wave that could take tenants more than two years to fully absorb. Austin, Indianapolis, Phoenix, and San Antonio stand out as markets with risks of prolonged higher availability rates, particularly among logistics properties between 100,000 and 500,000 square feet. Most speculative construction has consisted of projects in this size range in recent years and these properties also face competition from projects larger than 500,000 square feet that can demise their space to broaden their list of potential tenants.

Due to elevated vacancy and spaces leasing at a slower pace, year-over-year rent growth has slowed to 1.4%, its lowest rate since 2012. Nevertheless, due to the record rent growth during the pandemic, many leases are still renewing at higher rates after being marked to market. This is much more easily achieved in the small bay industrial market, where, thanks to minimal recent development, vacancy remains near pre-pandemic record lows of 5%. In contrast, the stock of logistics buildings from 100,000 square feet to 500,000 square feet has grown by more than 14% over the past four years, and the vacancy rate among them stands at around 10%, hitting its highest level in over a decade.

Per CoStar, third-quarter 2025 transaction volume held steady compared to the previous quarter and the same period in 2024, suggesting a pause in momentum as investors digest the implications of the second quarter’s negative net absorption for the first time since 2010. On the investment side, yields for stabilized, multi-tenant warehouses above $10 million bottomed in 2021 around the mid-4% range. Since then, cap rates have expanded roughly 150 basis points and now typically hover near 6%. Single-tenant deals, offering durable contractual income, may garner more attention from investors in the near term given the recent slowdown in leasing momentum. Looking ahead, pricing risk remains as the market will need to see an increase in leasing momentum and sales velocity to gain confidence about the near-term outlook. Once the current stint of uncertainty fades, capital should continue to favor industrial assets, supported by the sector’s historically strong rent growth and predictable capital expenditures compared to other property types.

For the third quarter of 2025, national industrial vacancy was 7.5%. Our market areas reflected the following industrial vacancy levels for the third quarter of 2025: Springfield, Missouri at 1.8%, St. Louis at 4.6%, Kansas City at 5.9%, Minneapolis at 3.8%, Dallas-Fort Worth at 9.0%, Chicago at 5.9%, Atlanta at 8.7%, Phoenix at 12.2%, Denver at 8.5% and Charlotte, North Carolina at 9.9%.

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

Great Southern’s total assets decreased $243.8 million, or 4.1%, from $5.98 billion at December 31, 2024, to $5.74 billion at September 30, 2025. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at September 30, 2025 and December 31, 2024.”

Loans. Net outstanding loans decreased $222.7 million from December 31, 2024, to $4.47 billion at September 30, 2025. The decrease was primarily in construction loans, other residential (multi-family) loans, one- to four- family residential loans and commercial real estate loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Over the past several years, growth has occurred in some loan types and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 90% of the appraised value on one- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both September 30, 2025 and December 31, 2024, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At both September 30, 2025 and December 31, 2024, 0.4% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. In the nine months ended September 30, 2025, available-for-sale securities decreased $2.0 million, or 0.4%, from $533.3 million at December 31, 2024, to $531.3 million at September 30, 2025 due to monthly principal payments on investment securities, partially offset by purchases of investment securities and increases in market value of the available-for-sale securities. For further information on investment securities, see Note 5 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. In the nine months ended September 30, 2025, held-to-maturity securities decreased $6.1 million, or 3.3%, from $187.4 million at December 31, 2024, to $181.3 million at September 30, 2025, due to principal payments on mortgage-backed securities and collateralized mortgage obligations.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2025, total deposit balances decreased $77.5 million, or 1.7%. Compared to December 31, 2024, transaction account balances increased $66.7 million, or 2.2%, to $3.12 billion at September 30, 2025, and retail certificates of deposit decreased $52.1 million, or 6.7%, to $723.7 million at September 30, 2025. The increase in transaction accounts was primarily a result of an increase in various money market accounts. Retail time deposits decreased due to a decrease in retail certificates generated or maintained through the banking center network. Competition for time deposits has been, and remains, significant in many of our markets. Brokered deposits, including IntraFi program purchased funds, were $680.0 million and $772.1 million at September 30, 2025 and December 31, 2024, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2025 and 2024 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $21.8 million from $64.4 million at December 31, 2024 to $42.6 million at September 30, 2025. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities decreased $88.3 million from $514.2 million at December 31, 2024 to $425.9 million at September 30, 2025, primarily due to the repayment of borrowings under the Federal Reserve Bank BTFP funding program and the Company’s utilization of brokered deposits as an alternative source of funding. The Company may, from time to time, utilize overnight borrowings, short-term FHLBank advances, and borrowings from the Federal Reserve Bank of St. Louis (FRBSTL), depending on relative interest rates. The Company’s FHLBank term advances were $-0- at both September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, there was $425.0 million and $333.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions from December 14, 2016 through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25% and 0.25% in September, November, and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented a rate decrease of 0.25% in September, which brought the Federal Funds rate to 4.25% at September 30, 2025, and another rate decrease of 0.25% in October.

Great Southern’s loan portfolio includes loans ($1.54 billion at September 30, 2025) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($666.4 million at September 30, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($10.6 million at September 30, 2025) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans had interest rate floors at various rates. At September 30, 2025, nearly all of these SOFR, “prime rate” and AMERIBOR loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

A rate cut by the FRB generally would be expected to have an immediate negative impact on the Company’s interest income on loans due to the large total balance of loans tied to the SOFR indexes or the “prime rate” index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. This negative impact may partially be offset by the Company’s ability to lower its funding costs in response to an FRB rate cut. However, the Company may be unable to significantly lower its funding costs due to a highly competitive rate environment for deposits. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based, prime rate-based and AMERIBOR-based loans.

As of September 30, 2025, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2025 and 2024.”

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

Business Initiatives

Technology initiatives and advancements continue with the Company’s current core provider.Projects to improve customer-facing online services and deliver a full overhaul of the Company’s treasury management services platform have moved, or are soon scheduled to move, to the trial phase, while foundational projects focused on fostering system efforts and innovations have launched.

Construction of the Company’s new banking center at 723 N. Benton in Springfield, Mo., is complete, with a grand opening held in late October 2025. The new facility, designed as a next-generation banking center to replace a facility previously existing at that location, features customer-centered designs, tools and technology, and will allow the Company to test new processes and innovations. The location is one of 12 banking centers the Company operates in Springfield, in addition to a drive-thru Express Center.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

During the nine months ended September 30, 2025, the Company’s total assets decreased by $243.8 million to $5.74 billion. The decrease was primarily due to a decrease in net loans.

Cash and cash equivalents were $196.2 million at September 30, 2025, an increase of $479,000, or 0.2%, from $195.8 million at December 31, 2024.

The Company’s available-for-sale securities decreased $2.0 million, or 0.4%, compared to December 31, 2024. This decrease is related to monthly principal payments on investment securities, partially offset by purchases of investment securities and increases in market value of the available-for-sale securities. The available-for-sale securities portfolio was 9.3% of total assets at September 30, 2025 and 8.9% of total assets at December 31, 2024.

The Company’s held-to-maturity securities decreased $6.1 million, or 3.3%, compared to December 31, 2024. This decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.2% of total assets at September 30, 2025 and 3.1% of total assets at December 31, 2024.

Net loans decreased $222.7 million from December 31, 2024, to $4.47 billion at September 30, 2025. This decrease was primarily in construction loans ($122.7 million decrease), other residential (multi-family) loans ($63.7 million decrease), one- to four-family residential loans ($36.6 million decrease) and commercial real estate loans ($12.8 million decrease). The decrease in construction loans primarily related to the completion of projects, with the loans then being paid off or retained by the Bank and moved to other loan categories. The decrease in other residential (multi-family) loans was primarily related to a few large loan payoffs in 2025. The pipeline of the unfunded portion of loans and formal loan commitments remained strong at September 30, 2025, with the largest portion of these unfunded balances represented by the unfunded portion of outstanding construction loans ($582.4 million).

Total liabilities decreased $277.1 million from December 31, 2024, to $5.10 billion at September 30, 2025. This decrease was primarily due to the repayment of the BTFP borrowings in January 2025, the repayment of subordinated notes in June 2025, and a decrease in the balance of time deposits, partially offset by an increase in transaction account deposits.

Total deposits decreased $77.5 million, or 1.7%, from $4.61 billion at December 31, 2024 to $4.53 billion at September 30, 2025. Transaction account balances increased $66.7 million, from $3.06 billion at December 31, 2024 to $3.12 billion at September 30, 2025. Total interest-bearing checking accounts and non-interest-bearing checking accounts increased $54.3 million and $12.4 million, respectively. Retail certificates of deposit decreased $52.1 million compared to December 31, 2024, to $723.7 million at September 30, 2025, due to competition for these types of deposits.

Brokered deposits decreased $92.1 million to $680.0 million at September 30, 2025, compared to $772.1 million at December 31, 2024. Brokered deposits were utilized to offset reductions in other deposit categories and to repay BTFP borrowings. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at September 30, 2025, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index. The Company also utilized brokered deposits with maturities within six months as part of its interest rate risk management strategies.

The Company’s term FHLBank advances were $-0- at both September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities decreased $88.3 million from $514.2 million at December 31, 2024 to $425.9 million at September 30, 2025. At September 30, 2025, $425.0 million of this total was in overnight borrowings from the FHLBank, which were used to purchase investment securities and to offset decreases in time deposits and brokered deposits, compared to $333.0 million of overnight borrowings from the FHLBank at December 31, 2024. At September 30, 2025 and December 31, 2024, there was $-0- and $180.0 million, respectively, in BTFP borrowings. The BTFP borrowing, which had a fixed interest rate of 4.83%, was repaid in full upon maturity in January 2025.

Securities sold under reverse repurchase agreements with customers decreased $21.8 million, or 33.8%, from $64.4 million at December 31, 2024 to $42.6 million at September 30, 2025. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $33.3 million, or 5.6%, from $599.6 million at December 31, 2024 to $632.9 million at September 30, 2025. Stockholders’ equity increased due to net income of $54.7 million for the nine months ended September 30, 2025 and rose by $4.2 million due to stock option exercises during the period. Additionally, accumulated other comprehensive loss (a reduction in equity) decreased $18.5 million during the nine months ended September 30, 2025 (thereby increasing total stockholders’ equity), primarily due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of decreased market interest rates. Partially offsetting these changes were repurchases of the Company’s common stock totaling $30.0 million and dividends declared on common stock of $14.0 million.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

General

Net income was $17.8 million for the three months ended September 30, 2025 compared to $16.5 million for the three months ended September 30, 2024. This increase of $1.3 million, or 7.7%, was primarily due to an increase in net interest income of $2.8 million, or 5.8%, a decrease in provisions for credit losses on loans and unfunded commitments of $1.5 million, or 133.3%, and an increase in non-interest income of $70,000, or 1.0%, partially offset by an increase in non-interest expense of $2.4 million, or 7.1%, and an increase in income tax expense of $723,000, or 20.0%.

Net income was $54.7 million for the nine months ended September 30, 2025 compared to $46.9 million for the nine months ended September 30, 2024. This increase of $7.8 million, or 16.7%, was primarily due to an increase in net interest income of $11.5 million, or 8.2%, and decreases in provisions for credit losses on loans and unfunded commitments of $2.0 million, or 172.2%, partially offset by an increase in income tax expense of $2.5 million, or 23.3%, an increase in non-interest expense of $1.4 million, or 1.3%, and a decrease in non-interest income of $1.8 million, or 7.5%.

Total Interest Income

Total interest income decreased $4.7 million, or 5.6%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to a $4.4 million, or 5.8%, decrease in interest income on loans and a $320,000, or 4.3%, decrease in interest income on investment securities and other interest-earning assets. Interest income from loans decreased during the three months ended September 30, 2025 compared to the same period in 2024 due to lower average balances and average rates of interest. Interest income from investment securities and other interest-earning assets decreased during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to lower average balances.

Total interest income decreased $1.8 million, or 0.8%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to a $2.9 million, or 1.3%, decrease in interest income on loans, partially offset by a $1.1 million, or 5.2%, increase in interest income on investment securities and other interest-earning assets. Interest income from loans decreased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to lower average rates of interest. Interest income from investment securities increased during the nine months ended September 30, 2025 compared to the same period in 2024 due to both higher average rates of interest and higher average balances. Interest income from other interest-earning assets decreased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to lower average rates of interest.

Interest Income – Loans

During the three months ended September 30, 2025 compared to the three months ended September 30, 2024, interest income on loans decreased $4.4 million. Of the $4.4 million decrease in interest income on loans, $2.5 million was due to a decrease in average yield on loans, from 6.44% during the three months ended September 30, 2024 to 6.21% during the three months ended September 30, 2025. This decrease was primarily due to a reduction in the federal funds rate in the latter portion of 2024. The remaining decrease in interest income on loans of $1.9 million was due to lower average loan balances, which fell from $4.72 billion during the three months ended September 30, 2024, to $4.60 billion during the three months ended September 30, 2025. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans. Loan payoffs increased in the second and third quarters of 2025.

During the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, interest income on loans decreased $2.9 million. Interest income on loans decreased $3.0 million due to a decrease in average interest rates on loans from 6.31% during the nine months ended September 30, 2024, to 6.23% during the nine months ended September 30, 2025. Partially offsetting that decrease, interest income on loans increased $101,000 due to higher average loan balances, which grew from $4.69 billion during the nine months ended September 30, 2024, to $4.70 billion during the nine months ended September 30, 2025.

In October 2018, the Company entered into an interest rate swap transaction which was terminated in March 2020. Upon termination, the Company received $45.9 million, inclusive of accrued but unpaid interest, from its swap counterparty. The net amount, after deducting accrued interest and deferred income taxes, was accreted to interest income on loans monthly until the originally scheduled termination date of October 6, 2025. After this date, the Company no longer has the benefit of that income from the terminated swap. The Company recorded interest income related to the interest rate swap of $2.0 million in each of the three months ended September 30, 2025 and 2024. The Company recorded interest income related to the interest rate swap of $6.1 million in each of the nine months ended September 30, 2025 and 2024, respectively.

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

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $1.8 million and $2.7 million in the three months ended September 30, 2025 and 2024, respectively. The Company recorded a reduction of loan interest income related to these swap transactions of $5.3 million and $8.3 million in the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the USD-Prime rate was 7.25% and the one-month USD-SOFR OIS rate was 4.30757%.

If market interest rates remain near or above their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income. Market interest rate decreases will reduce the negative impact of these swaps.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $11,000 in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Average balances decreased from $758.8 million during the three months ended September 30, 2024, to $722.9 million during the three months ended September 30, 2025, reducing interest income by $216,000. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income on investments increased $205,000 as a result of higher average interest rates, from 3.19% during the three months ended September 30, 2024, to 3.34% during the three months ended September 30, 2025. Securities purchased in 2024 and 2025 had higher interest rates than the average rates for the portfolio.

Interest income on investments increased $1.8 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Interest income on investments increased $1.3 million as a result of higher average interest rates, from 3.10% during the nine months ended September 30, 2024, to 3.35% during the nine months ended September 30, 2025. Average balances increased from $708.4 million during the nine months ended September 30, 2024, to $729.4 million during the nine months ended September 30, 2025, increasing interest income by $493,000. Average balances of securities increased primarily due to investment securities purchases in 2024 and 2025, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

Interest income on other interest-earning assets decreased $309,000 in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Average interest rates decreased from 5.27% during the three months ended September 30, 2024, to 4.14% during the three months ended September 30, 2025, reducing interest income by $263,000. The decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2024 and during the three months ended September 30, 2025. Interest income decreased $46,000 as a result of a decrease in average balances from $96.6 million during the three months ended September 30, 2024, to $93.0 million during the three months ended September 30, 2025.

Interest income on other interest-earning assets decreased $753,000 in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Average interest rates fell from 5.26% during the nine months ended September 30, 2024, to 4.23% during the nine months ended September 30, 2025, resulting in a decrease of $766,000 in interest income. Partially offsetting this decrease, interest income increased $13,000 as a result of an increase in average balances, from $98.2 million during the nine months ended September 30, 2024, to $98.5 million during the nine months ended September 30, 2025.

Total Interest Expense

Total interest expense decreased $7.5 million, or 21.0%, during the three months ended September 30, 2025, when compared with the three months ended September 30, 2024. Interest expense on deposits decreased $4.5 million, or 15.8%, interest expense on short-term borrowings decreased $1.8 million, or 32.9%, interest expense on subordinated notes decreased $1.1 million, or 100.0%, interest expense on securities sold under reverse repurchase agreements decreased $88,000, or 22.9%, and interest expense on subordinated debentures issued to capital trusts decreased $49,000, or 10.7%.

Total interest expense decreased $13.3 million, or 13.0%, during the nine months ended September 30, 2025, when compared with the nine months ended September 30, 2024. Interest expense on deposits decreased $11.0 million, or 13.1%, interest expense on subordinated notes decreased $1.3 million, or 39.3%, interest expense on short-term borrowings decreased $763,000, or 6.0%, interest expense on subordinated debentures issued to capital trusts decreased $186,000, or 13.6%, and interest expense on securities sold under reverse repurchase agreements decreased $72,000, or 6.5%.

Interest Expense – Deposits

Interest expense on demand and savings deposits decreased $1.7 million during the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. Average rates of interest decreased from 1.80% in the three months ended September 30, 2024 to 1.46% in the three months ended September 30, 2025, resulting in a $1.9 million decrease in interest expense. Interest rates paid on demand deposits were lower in the 2025 period due to the Company strategically lowering rates throughout the second half of 2024 and all of 2025, as market rates decreased. Partially offsetting this decrease, the average balances of demand and savings deposits increased from $2.21 billion in the three months ended September 30, 2024 to $2.26 billion in the three months ended September 30, 2025, resulting in an increase in interest expense on demand and savings deposits of $215,000.

Interest expense on demand and savings deposits decreased $5.4 million during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The average rates of interest decreased from 1.76% in the nine months ended September 30, 2024 to 1.43% in the nine months ended September 30, 2025, resulting in a $5.6 million decrease in interest expense. Partially offsetting this decrease, the average balances of demand and savings deposits increased from $2.22 billion in the nine months ended September 30, 2024, to $2.24 billion in the nine months ended September 30, 2025, resulting in an increase of $161,000 in interest expense.

Interest expense on time deposits decreased $2.4 million during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The average balances of time deposits decreased from $856.4 million during the three months ended September 30, 2024 to $746.5 million in the three months ended September 30, 2025, resulting in a decrease in interest expense of $1.0 million. The average rates of interest on time deposits decreased from 4.02% in the three months ended September 30, 2024, to 3.34% in the three months ended September 30, 2025, resulting in a decrease in interest expense of $1.3 million. A large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly; this is consistent with the portfolio term over the past several years. Market interest rates decreased in the second half of 2024 and into 2025 as the FOMC reduced the federal funds rate. Competition for time deposits remains significant in our market areas, and upon maturity, a portion of these deposits may be redeemed by customers.

Interest expense on time deposits decreased $7.4 million during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The average balances of time deposits decreased from $896.1 million during the nine months ended September 30, 2024 to $758.6 million in the nine months ended September 30, 2025, resulting in a decrease in interest expense of $3.8 million during the period. Interest expense on time deposits decreased $3.5 million as a result of a decrease in average rates of interest from 4.01% in the nine months ended September 30, 2024, to 3.44% in the nine months ended September 30, 2025. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest compared to the year-ago period.

Interest expense on brokered deposits decreased $406,000 during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. Interest expense on brokered deposits decreased $1.9 million due to average rates of interest that decreased from 5.23% in the three months ended September 30, 2024 to 4.51% in the three months ended September 30, 2025. Brokered deposits added in the second half of 2024 and throughout 2025 were at lower market rates than brokered deposits previously issued. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk. A portion of the Company’s brokered deposits are floating rate, and the rate resets with changes to the effective federal funds rate. Partially offsetting this decrease, the average balance of brokered deposits increased from $745.4 million during the three months ended September 30, 2024 to $826.0 million during the three months ended September 30, 2025, resulting in an increase in interest expense of $1.5 million during the period.

Interest expense on brokered deposits increased $1.8 million during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. Interest expense on brokered deposits increased $4.3 million due to an increase in average balances from $706.0 million during the nine months ended September 30, 2024 to $871.1 million during the nine months ended September 30, 2025. Partially offsetting this increase, interest expense on brokered deposits decreased $2.5 million due to average rates of interest that decreased from 5.24% in the nine months ended September 30, 2024 to 4.53% in the nine months ended September 30, 2025. As noted above, brokered deposits added during 2024 and 2025 were at lower market rates than brokered deposits previously issued.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three or nine months ended September 30, 2025 and 2024.

Interest expense on reverse repurchase agreements decreased $88,000 during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The average balance of repurchase agreements decreased from $76.6 million in the three months ended September 30, 2024 to $56.8 million in the three months ended September 30, 2025, due to fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $103,000 during the period. Interest expense on reverse repurchase agreements increased $15,000 due to higher average interest rates during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The average rate of interest was 2.00% for the three months ended September 30, 2024 compared to 2.08% for the three months ended September 30, 2025, due to changes in the mix of customer balances in these products.

Interest expense on reverse repurchase agreements decreased $72,000 during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The average balance of repurchase agreements decreased from $76.0 million in the nine months ended September 30, 2024 to $68.2 million in the nine months ended September 30, 2025, due to fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $422,000. Interest expense on reverse repurchase agreements increased $350,000 due to higher average interest rates during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The average rate of interest was 1.95% for the nine months ended September 30, 2024 compared to 2.04% for the nine months ended September 30, 2025, due to changes in the mix of customer balances in these products.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $1.8 million during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $1.1 million due to lower average balances during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. The average balance of short-term borrowings and other interest-bearing liabilities decreased from $408.7 million in the three months ended September 30, 2024 to $315.4 million in the three months ended September 30, 2025. The Company chose to utilize more brokered deposits versus short-term borrowings in the 2025 period. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 5.24% for the three months ended September 30, 2024 to 4.55% for the three months ended September 30, 2025, resulting in a decrease in interest expense of $649,000 during the period. Interest rates on borrowings decreased after the federal funds rate was cut by 100 basis points from September to December 2024 and 25 basis points in September 2025.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $763,000 during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. Interest expense on short-term borrowings and other interest-bearing liabilities decreased $1.7 million due to lower average rates of interest during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The average rate of interest was 5.18% for the nine months ended September 30, 2024, compared to 4.58% for the nine months ended September 30, 2025. The average balance of short-term borrowings and other interest-bearing liabilities increased from $330.2 million in the nine months ended September 30, 2024 to $351.5 million in the nine months ended September 30, 2025, resulting in an increase in interest expense of $963,000 during the period.

During the three months ended September 30, 2025, compared to the three months ended September 30, 2024, interest expense on subordinated debentures issued to capital trusts decreased $49,000 due to lower average interest rates. The average interest rate was 7.04% in the three months ended September 30, 2024, compared to 6.26% in the three months ended September 30, 2025. The subordinated debentures are variable-rate debentures, which bear interest at an average rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 6.16% at September 30, 2025. There was no change in the average balance of the subordinated debentures between the 2024 and 2025 three-month periods.

During the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, interest expense on subordinated debentures issued to capital trusts decreased $186,000 due to lower average interest rates. The average interest rate was 7.07% in the nine months ended September 30, 2024 compared to 6.11% in the nine months ended September 30, 2025. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2024 and 2025 nine-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs were amortized over the expected life of the notes, which was five years from the issuance date, impacting the overall interest expense on the notes. On June 15, 2025, the Company redeemed all $75.0 million aggregate principal amount of these subordinated notes. Interest expense on subordinated notes decreased $1.1 million and $1.3 million, respectively, when compared to the prior-year three- and nine-month periods, due to the redemption of the subordinated notes.

Net Interest Income

Net interest income for the three months ended September 30, 2025 increased $2.8 million to $50.8 million, compared to $48.0 million for the three months ended September 30, 2024. Net interest margin was 3.72% in the three months ended September 30, 2025, compared to 3.42% in the three months ended September 30, 2024, an increase of 30 basis points, or 8.8%. The Company experienced decreases in all interest income and interest expense categories, with the total decreases in interest expense outpacing the declines in interest income, primarily due to decreases in market interest rates.

Net interest income for the nine months ended September 30, 2025 increased $11.5 million to $151.1 million, compared to $139.6 million for the nine months ended September 30, 2024. Net interest margin was 3.66% in the nine months ended September 30, 2025, compared to 3.39% in the nine months ended September 30, 2024, an increase of 27 basis points, or 8.0%. The Company experienced an increase in interest income on investment securities and a decrease in interest income on loans. In the nine-month period, the Company experienced decreases in all interest expense categories, with the total decreases in interest expense outpacing the declines in interest income, primarily due to decreases in market interest rates.

The Company’s overall average interest rate spread increased 39 basis points, or 14.2%, from 2.74% during the three months ended September 30, 2024 to 3.13% during the three months ended September 30, 2025, due to a 58 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 19 basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 23 basis points, the yield on investment securities increased 15 basis points and the yield on other interest-earning assets decreased 113 basis points. The rate paid on deposits decreased 49 basis points, the rate paid on reverse repurchase agreements increased 8 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 69 basis points and the rate paid on subordinated debentures issued to capital trust decreased 78 basis points. Average interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the duration of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics. In 2023, overall competition for deposits intensified as a few banks experienced significant liquidity issues in March and April 2023 and market rates moved higher more rapidly. Overall competition for deposits remained elevated in 2024 and market interest rates were higher in 2024, until the federal funds rate was reduced in late 2024. This resulted in lower market interest rates into 2025. The federal funds rate was further reduced by 0.25% in September 2025 and by 0.25% in October 2025.

The Company’s overall average interest rate spread increased 36 basis points, or 13.2%, from 2.72% during the nine months ended September 30, 2024 to 3.08% during the nine months ended September 30, 2025. The increase was due to a 42 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a six basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 8 basis points, the yield on investment securities increased 25 basis points and the yield on other interest-earning assets decreased 103 basis points. The rate paid on deposits decreased 41 basis points, the rate paid on reverse repurchase agreements increased 9 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 60 basis points and the rate paid on subordinated debentures issued to capital trust decreased 96 basis points.

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

During the three months ended September 30, 2025, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a provision expense of $1.2 million recorded during the three months ended September 30, 2024 on its portfolio of outstanding loans.During the nine months ended September 30, 2025, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a provision expense of $1.7 million during the nine months ended September 30, 2024 on its portfolio of outstanding loans. Net charge-offs were $66,000 for the three months ended September 30, 2025, compared to net charge-offs of $1.5 million in the three months ended September 30, 2024. Net charge-offs were $11,000 for the nine months ended September 30, 2025, compared to net charge-offs of $1.5 million in the nine months ended September 30, 2024. The provision for losses on unfunded commitments for the three months ended September 30, 2025 was a negative provision of $379,000, compared to a negative provision of $63,000 for the three months ended September 30, 2024. The provision for losses on unfunded commitments for the nine months ended September 30, 2025 was a negative provision of $837,000, compared to a negative provision of $540,000 for the nine months ended September 30, 2024. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the levels of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.43% and 1.36% at September 30, 2025 and December 31, 2024, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2025, based on recent reviews of the Bank’s loan portfolio and current economic conditions. However, if challenging economic conditions persist or worsen, or if management’s assessment of the loan portfolio changes, additional provisions for credit loss may be required, which could adversely impact the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At September 30, 2025, non-performing assets were $7.8 million, a decrease of $1.8 million from $9.6 million at December 31, 2024. Non-performing assets as a percentage of total assets were 0.14% and 0.16% at September 30, 2025 and December 31, 2024, respectively.

Compared to December 31, 2024, non-performing loans decreased $1.8 million, to $1.7 million at September 30, 2025. Compared to December 31, 2024, foreclosed assets increased $90,000 to $6.1 million at September 30, 2025.

Non-performing Loans. Activity in the non-performing loans category during the nine months ended September 30, 2025 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	464	—	—	—	—	—	(464)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,631	629	—	—	(69)	—	(1,485)	1,706
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	77	—	—	—	(77)	—	—	—
Commercial business	384	—	—	—	—	(135)	(249)	—
Consumer	17	40	—	—	—	—	(35)	22
Total non-performing loans	$3,573	$669	$—	$—	$(146)	$(135)	$(2,233)	$1,728

At September 30, 2025, the non-performing one- to four-family residential category included six loans, two of which were added in the nine months ended September 30, 2025. The largest relationship in the category totaled $614,000, or 36.0% of the category at September 30, 2025. This relationship was added to non-performing loans in 2024 and is collateralized by a single-family residential property in the Sarasota, Florida area. During the nine months ended September 30, 2025, non-performing one- to four-family residential loans experienced four loan pay-offs totaling $1.4 million. Additionally, the only loan in the non-performing land development category at the beginning of the period paid off. The non-performing consumer category included four loans at September 30, 2025.

Potential Problem Loans. Potential problem loans decreased $5.7 million, to $1.4 million at September 30, 2025 from $7.1 million at December 31, 2024. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the nine months ended September 30, 2025 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,202	1,425	(1,421)	—	—	(9)	(42)	1,155
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	4,331	—	(4,297)	—	—	—	(34)	—
Commercial business	—	33	—	—	—	(32)	(1)	—
Consumer	1,529	198	(1,425)	—	(2)	(23)	(34)	243
Total potential problem loans	$7,062	$1,656	$(7,143)	$—	$(2)	$(64)	$(111)	$1,398

At September 30, 2025, the one- to four-family residential category of potential problem loans included 13 loans, six of which were added to potential problem loans in the nine months ended September 30, 2025. The largest relationship in this category totaled $225,000, or 19.4% of the total category. During the nine months ended September 30, 2025, one loan relationship in the one- to four-family category ($963,000), which was reclassified from the consumer category earlier in 2025, was upgraded from the substandard category to non-classified, removing it from the potential problem loan list. This relationship is collateralized by multiple single-family residential properties in Indiana and Florida. During the nine months ended September 30, 2025, one loan relationship in the commercial real estate ($4.3 million) and consumer ($784,000) categories was upgraded from the substandard category to the special mention category, removing it from the potential problem loan list. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The consumer category of potential problem loans included 14 loans, seven of which were added during the nine months ended September 30, 2025.

Other Real Estate Owned and Repossessions. All of the $6.1 million of other real estate owned and repossessions at September 30, 2025 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the nine months ended September 30, 2025 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	September 30

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	69	(69)	—	—	—
Other residential (multi-family)	—	—	—	—	—	—
Commercial real estate	5,960	76	—	—	—	6,036
Commercial business	—	—	—	—	—	—
Consumer	33	78	(64)	—	—	47
Total foreclosed assets and repossessions	$5,993	$223	$(133)	$—	$—	$6,083

At September 30, 2025, the commercial real estate category of foreclosed assets consisted of two foreclosed properties, the largest of which, totaling $6.0 million, was an office building located in Clayton, Missouri. This asset was foreclosed upon in the fourth quarter of 2024. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $9.5 million, from $15.9 million at December 31, 2024 to $25.4 million at September 30, 2025, primarily due to the addition of one loan totaling $10.5 million that is secured by a nursing care facility located in southwest Florida. The loan was downgraded due to the borrower’s financial performance and delinquent taxes (which have since been paid). While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit positions of the assets do not deteriorate and expose the institution to elevated risk, which might warrant adverse classification at a future date. In the nine months ended September 30, 2025, loans classified as “Special Mention” increased $3.7 million, to $5.2 million, primarily due to one loan relationship, totaling $5.2 million, being upgraded from substandard, partially offset by the repayment in full of two loans totaling $1.4 million. See Note 6 “Loans and Allowance for Credit Losses” in the Notes to Consolidated Financial Statements included in this report for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended September 30, 2025, non-interest income increased $70,000, to $7.1 million, when compared to the three months ended September 30, 2024. The largest individual change in the various non-interest income categories in comparing the two periods was an increase of $206,000 in commission income.

For the nine months ended September 30, 2025, non-interest income decreased $1.8 million, to $21.9 million, when compared to the nine months ended September 30, 2024, primarily as a result of the following items:

Other income: Other income decreased $1.7 million, or 31.2%, compared to the prior-year period. In the 2024 nine-month period, the Company recorded $2.7 million of other income, net of expenses and write-offs, related to the termination of the master agreement between the Company and a third-party software vendor for the intended conversion of the Company’s core banking platform. Separately, in the nine months ended September 30, 2025, the Company recorded income of $1.1 million related to exits from, and other activities of, its investments in tax credit partnerships.

Net gains on loan sales: Net gains on loan sales decreased $470,000, or 16.3%, compared to the prior-year period. The decrease was due to a decrease in balance of fixed-rate single-family mortgage loans originated and sold during the 2025 period compared to the 2024 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Late charges and fees on loans: Late charges and fees on loans increased $392,000 compared to the prior-year period. This increase was primarily due to prepayment fees on a few large commercial real estate loans which paid off in the 2025 period.

Non-interest Expense

For the three months ended September 30, 2025, non-interest expense increased $2.4 million, to $36.1 million, when compared to the three months ended September 30, 2024, primarily as a result of the following items:

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $735,000, or 9.0%, from the prior-year period. This was mainly due to a collective increase of $637,000 in various components of computer license and support expenses related to upgrades of core systems capabilities and disaster recovery site.

Salaries and employee benefits: Salaries and employee benefits increased $636,000, or 3.3%, from the prior-year period. Much of this increase related to annual merit increases in various lending and operations areas.

Legal, audit and other professional fees: Legal, audit and other professional fees increased $439,000, or 54.3%, from the prior-year period, to $1.2 million. Of this total, legal fees increased $355,000 compared to the prior year period. In the three months ended September 30, 2025, the Company incurred increased legal expenses related to certain corporate matters along with loan collection activities.

Expense (income) on other real estate owned: Expenses on other real estate owned increased $394,000, or 73.5%, from the prior-year period. In the three months ended September 30, 2024, the Company recorded gains on sales of other real estate owned totaling $452,000, with no such gains in the 2025 period. In the three months ended September 30, 2025, the Company recorded a total of $133,000 in rental income in excess of expense from other real estate owned, compared to $76,000 in the three months ended September 30, 2024. The increase in rental income in the 2025 period related to the $6.0 million office building that was added to other real estate owned in the fourth quarter of 2024.

For the nine months ended September 30, 2025, non-interest expense increased $1.4 million, to $105.9 million, when compared to the nine months ended September 30, 2024, primarily as a result of the following items:

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $2.0 million, or 8.5%, from the prior-year period. This increase was primarily related to various components of computer license and support expenses in connection with upgrades of core systems capabilities and collectively increased by $1.3 million in the nine months ended September 30, 2025 compared to the same period in 2024. In addition, parking lot maintenance expenses, primarily related to above-normal snow removal activity, collectively increased by $242,000 in the nine months ended September 30, 2025 compared to the same period in 2024.

Salaries and employee benefits: Salaries and employee benefits increased $1.2 million, or 2.1%, in the nine months ended September 30, 2025 compared to the prior-year period. Much of this increase related to annual merit increases in various lending and operations areas.

Other operating expenses: Other operating expenses decreased $442,000, or 7.1%, from the prior-year period. In the 2024 period, the Company recorded expenses totaling $600,000 related to the resolution of compliance matters, with no similar expenses recorded in the current-year period.

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $1.2 million, or 26.9%, from the prior-year period, to $3.2 million. In the 2024 period, the Company expensed a total of $2.0 million related to training and implementation costs for the intended core systems conversion and professional fees to consultants engaged to support the Company’s proposed transition of core and ancillary software and information technology systems, compared to $105,000 expensed in the 2025 period. This decrease in expense was partially offset by an increase in legal fees related to certain corporate matters along with loan collection activities.

The Company’s efficiency ratio for the three months ended September 30, 2025, was 62.45% compared to 61.34% for the same period in 2024. The Company’s efficiency ratio for the nine months ended September 30, 2025, was 61.26% compared to 64.05% for the same period in 2024. The Company’s ratio of non-interest expense to average assets was 2.50% and 2.40% for the three- and nine-months ended September 30, 2025, respectively, compared to 2.27% and 2.38% for the three- and nine-months ended September 30, 2024, respectively. Average assets for the three months ended September 30, 2025, decreased $185.3 million, or 3.1%, compared to the three months ended September 30, 2024, and average assets for the nine months ended September 30, 2025, increased $32.5 million, or 0.6%, compared to the nine months ended September 30, 2024. The decrease in average assets in the three months ended September 30, 2025, was primarily due to a net decrease in average balances of outstanding loans. The small increase in average assets in the nine months ended September 30, 2025, was primarily due to a small increase in average balances of investment securities, along with no material change in average balances of outstanding loans.

Provision for Income Taxes

For the three months ended September 30, 2025 and 2024, the Company’s effective tax rate was 19.7% and 18.0%, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was 19.4% and 18.5%, respectively. These effective rates were below the statutory federal tax rate of 21.0%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.5% to 20.0% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.0 and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. Net loan fees included in interest income were $3.1 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The tables do not reflect any effect of income taxes.

	September 30,	Three Months Ended			Three Months Ended
	2025	September 30, 2025			September 30, 2024
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.26%	$807,670	$8,634	4.24%	$859,737	$8,781	4.06%
Other residential (multi-family)	6.87	1,515,977	26,807	7.02	1,291,490	24,208	7.46
Commercial real estate	6.18	1,482,201	23,350	6.25	1,515,949	24,115	6.33
Construction	7.09	406,510	7,338	7.16	644,620	12,633	7.80
Commercial business(1)	5.65	216,556	3,278	6.01	242,619	4,040	6.62
Other loans	6.25	169,999	2,621	6.12	169,172	2,648	6.23

Total loans receivable	6.11	4,598,913	72,028	6.21	4,723,587	76,425	6.44

Investment securities(1)	3.20	722,880	6,081	3.34	758,793	6,092	3.19
Interest-earning deposits in other banks	4.05	93,028	970	4.14	96,641	1,279	5.27

Total interest-earning assets	5.69	5,414,821	79,079	5.79	5,579,021	83,796	5.98
Non-interest-earning assets:
Cash and cash equivalents		93,707			104,409
Other non-earning assets		259,598			269,972
Total assets		$5,768,126			$5,953,402

Interest-bearing liabilities:
Interest-bearing demand and savings	1.35	$2,257,894	8,305	1.46	$2,210,988	10,030	1.80
Time deposits	3.28	746,500	6,293	3.34	856,418	8,664	4.02
Brokered deposits	4.29	825,951	9,386	4.51	745,373	9,792	5.23
Total deposits	2.28	3,830,345	23,984	2.48	3,812,779	28,486	2.97
Securities sold under reverse repurchase agreements	1.63	56,772	297	2.08	76,572	385	2.00
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.33	315,397	3,618	4.55	408,739	5,388	5.24
Subordinated debentures issued to capital trusts	6.16	25,774	407	6.26	25,774	456	7.04
Subordinated notes	—	—	—	—	74,770	1,106	5.88

Total interest-bearing liabilities	2.50	4,228,288	28,306	2.66	4,398,634	35,821	3.24
Non-interest-bearing liabilities:
Demand deposits		847,232			862,170
Other liabilities		64,050			98,590
Total liabilities		5,139,570			5,359,394
Stockholders’ equity		628,556			594,008
Total liabilities and stockholders’ equity		$5,768,126			$5,953,402

Net interest income:			$50,773			$47,975
Interest rate spread	3.19%			3.13%			2.74%
Net interest margin*				3.72%			3.42%
Average interest-earning assets to average interest-bearing liabilities		128.1%			126.8%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $51.7 million and $57.0 million for the three months ended September 30, 2025 and 2024, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $9.6 million and $10.4 million for the three months ended September 30, 2025 and 2024, respectively. Interest income on tax-exempt assets included in this table was $544,000 and $463,000 for the three months ended September 30, 2025 and 2024, respectively.

	September 30,	Nine Months Ended			Nine Months Ended
	2025	September 30, 2025			September 30, 2024
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.26%	$820,105	$25,952	4.23%	$875,829	$26,247	4.00%
Other residential (multi-family)	6.87	1,542,433	80,538	6.98	1,108,548	60,699	7.31
Commercial real estate	6.18	1,493,780	69,446	6.22	1,505,200	70,179	6.23
Construction	7.09	458,809	24,608	7.17	767,772	44,001	7.66
Commercial business(1)	5.65	212,173	10,617	6.69	264,878	13,024	6.57
Other loans	6.25	168,003	7,768	6.18	171,085	7,646	5.97

Total loans receivable	6.11	4,695,303	218,929	6.23	4,693,312	221,796	6.31

Investment securities(1)	3.20	729,390	18,254	3.35	708,422	16,450	3.10
Interest-earning deposits in other banks	4.05	98,472	3,114	4.23	98,156	3,867	5.26

Total interest-earning assets	5.69	5,523,165	240,297	5.82	5,499,890	242,113	5.88
Non-interest-earning assets:
Cash and cash equivalents		98,236			96,546
Other non-earning assets		259,659			252,076
Total assets		$5,881,060			$5,848,512

Interest-bearing liabilities:
Interest-bearing demand and savings	1.35	$2,235,234	23,892	1.43	$2,223,153	29,306	1.76
Time deposits	3.28	758,627	19,528	3.44	896,059	26,902	4.01
Brokered deposits	4.29	871,057	29,532	4.53	705,988	27,698	5.24
Total deposits	2.28	3,864,918	72,952	2.52	3,825,200	83,906	2.93
Securities sold under reverse repurchase agreements	1.63	68,166	1,040	2.04	76,005	1,112	1.95
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.33	351,499	12,042	4.58	330,155	12,805	5.18
Subordinated debentures issued to capital trusts	6.16	25,774	1,178	6.11	25,774	1,364	7.07
Subordinated notes	—	45,575	2,015	5.91	74,696	3,317	5.93

Total interest-bearing liabilities	2.50	4,355,932	89,227	2.74	4,331,830	102,504	3.16
Non-interest-bearing liabilities:
Demand deposits		839,711			856,877
Other liabilities		67,305			82,516
Total liabilities		5,262,948			5,271,223
Stockholders’ equity		618,112			577,289
Total liabilities and stockholders’ equity		$5,881,060			$5,848,512

Net interest income:			$151,070			$139,609
Interest rate spread	3.19%			3.08%			2.72%
Net interest margin*				3.66%			3.39%
Average interest-earning assets to average interest-bearing liabilities		126.8%			127.0%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $52.9 million and $56.9 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $9.8 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income on tax-exempt assets included in this table was $1.6 million for both the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(2,495)	$(1,902)	$(4,397)
Investment securities	205	(216)	(11)
Interest-earning deposits in other banks	(263)	(46)	(309)
Total interest-earning assets	(2,553)	(2,164)	(4,717)
Interest-bearing liabilities:
Demand deposits	(1,940)	215	(1,725)
Time deposits	(1,348)	(1,023)	(2,371)
Brokered deposits	(1,907)	1,501	(406)
Total deposits	(5,195)	693	(4,502)
Securities sold under reverse repurchase agreements	15	(103)	(88)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(649)	(1,121)	(1,770)
Subordinated debentures issued to capital trust	(49)	—	(49)
Subordinated notes	—	(1,106)	(1,106)
Total interest-bearing liabilities	(5,878)	(1,637)	(7,515)
Net interest income	$3,325	$(527)	$2,798

	Nine Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(2,968)	$101	$(2,867)
Investment securities	1,311	493	1,804
Interest-earning deposits in other banks	(766)	13	(753)
Total interest-earning assets	(2,423)	607	(1,816)
Interest-bearing liabilities:
Demand deposits	(5,575)	161	(5,414)
Time deposits	(3,543)	(3,831)	(7,374)
Brokered deposits	(2,507)	4,341	1,834
Total deposits	(11,625)	671	(10,954)
Securities sold under reverse repurchase agreements	350	(422)	(72)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(1,726)	963	(763)
Subordinated debentures issued to capital trust	(186)	—	(186)
Subordinated notes	(11)	(1,291)	(1,302)
Total interest-bearing liabilities	(13,198)	(79)	(13,277)
Net interest income	$10,775	$686	$11,461

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At September 30, 2025, the Company had commitments of approximately $16.9 million to fund loan originations, $1.09 billion of unused lines of credit and unadvanced loans, and $16.2 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	September 30,	June 30,	March 31,	December 31,	December 31,	December 31,
	2025	2025	2025	2024	2023	2022
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$207,820	$211,453	$211,119	$205,599	$203,964	$199,182
Secured by real estate (not one- to four-family)	—	—	—	—	—	—
Not secured by real estate - commercial business	87,205	102,891	106,211	106,621	82,435	104,452

Closed construction loans with unused available lines
Secured by real estate (one- to four-family)	88,257	96,935	96,807	94,501	101,545	100,669
Secured by real estate (not one- to four-family)	600,243	644,427	657,828	703,947	719,039	1,444,450

Loan commitments not closed
Secured by real estate (one- to four-family)	16,923	17,148	19,264	14,373	12,347	16,819
Secured by real estate (not one- to four-family)	27,565	13,002	50,296	53,660	48,153	157,645
Not secured by real estate - commercial business	32,837	27,003	18,484	22,884	11,763	50,145

	$1,060,850	$1,112,859	$1,160,009	$1,201,585	$1,179,246	$2,073,362

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

At September 30, 2025 and December 31, 2024, the Company had the following available secured lines and on-balance sheet liquidity:

	September 30,	December 31,
	2025	2024
Federal Home Loan Bank line	$1,111.0 million	$1,058.8 million
Federal Reserve Bank line	356.2 million	346.4 million
Cash and cash equivalents	196.2 million	195.8 million
Unpledged securities – Available-for-sale	344.3 million	329.9 million
Unpledged securities – Held-to-maturity	25.6 million	25.0 million

Statements of Cash Flows. The Company had positive cash flows from operating activities during the nine months ended September 30, 2025 and 2024. The Company had positive cash flows from investing activities during the nine months ended September 30, 2025, and negative cash flows from investing activities during the nine months ended September 30, 2024.The Company had negative cash flows from financing activities during the nine months ended September 30, 2025, and positive cash flows from financing activities during the nine months ended September 30, 2024.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash of $59.9 million and $34.3 million during the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025 and 2024, investing activities provided cash of $239.6 million and used cash of $191.5 million, respectively. Investing activities in the 2025 period provided cash primarily due to net decreases in outstanding loan balances and principal payments received on investment securities. Investing activities in the 2024 period used cash primarily due to net increases in outstanding loan balances and purchases of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the nine months ended September 30, 2025 and 2024, financing activities used cash of $299.0 million and provided cash of $154.3 million, respectively. In the 2025 period, financing activities used cash primarily as a result of repayments of FRB borrowings and the redemption of all of the Company’s subordinated notes, net decreases in time deposits, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by increases in checking deposits and short-term borrowings. In the 2024 period, financing activities provided cash primarily as a result of increases in FRB borrowings and net increases in short-term borrowings, partially offset by repurchases of the Company’s common stock, dividends paid to stockholders and net decreases in checking and time deposits.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2025, the Company’s total stockholders’ equity was $632.9 million, or 11.0% of total assets, equivalent to a book value of $56.18 per common share. As of December 31, 2024, total stockholders’ equity was $599.6 million, or 10.0% of total assets, equivalent to a book value of $51.14 per common share. At September 30, 2025, the Company’s tangible common equity to tangible assets ratio was 10.9%, compared to 9.9% at December 31, 2024 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at September 30, 2025 and December 31, 2024, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $30.6 million and $46.1 million, respectively. This change in net unrealized losses primarily resulted from decreased intermediate-term market interest rates in the nine months ended September 30, 2025, which generally increased the fair value of the Company’s investment securities.

In addition, included in stockholders’ equity at September 30, 2025, were realized gains (net of taxes) on the Company’s terminated cash flow hedge (interest rate swap), totaling $113,000. This amount, plus associated deferred taxes, was accreted to interest income over the remaining term of the original interest rate swap contract, which ended on October 6, 2025.

Also included in stockholders’ equity at September 30, 2025, was an unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $5.0 million. Increases in market interest rates since the inception of these hedges have caused their fair values to decrease. The unrealized loss position on these swaps improved substantially in the nine months ended September 30, 2025, due to a decline in market interest rates in that period.

As noted above, total stockholders’ equity increased $33.3 million, from $599.6 million at December 31, 2024 to $632.9 million at September 30, 2025. Total stockholders’ equity increased due to net income of $54.7 million in the nine months ended September 30, 2025, a $4.2 million increase in stockholders’ equity during that period due to stock option exercises and a decrease in accumulated other comprehensive loss of $18.5 million during that period primarily due to increases in the fair value of cash flow hedges and available-for-sale investment securities mainly because of a decrease in market interest rates during 2025. Partially offsetting these changes were repurchases of the Company’s common stock during the nine months ended September 30, 2025 totaling $30.0 million and dividends declared on common stock during that period of $14.0 million.

The Company had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $17.7 million and $24.7 million at September 30, 2025 and December 31, 2024 respectively, that were not included in its total capital balance. If held-to-maturity unrealized losses were included in capital (net of taxes), at September 30, 2025 and December 31, 2024, they would have decreased total stockholder’s equity at those dates by $13.4 million and $18.6 million, respectively. These amounts were equal to 2.1% of total stockholders’ equity of $632.9 million at September 30, 2025, compared to 3.1% of total stockholders’ equity of $599.6 million at December 31, 2024.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2025, the Bank’s common equity Tier 1 capital ratio was 13.4%, its Tier 1 risk-based capital ratio was 13.4%, its total risk-based capital ratio was 14.6% and its Tier 1 leverage ratio was 11.5%. As a result, as of September 30, 2025, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2024, the Bank’s common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 12.6%, its total capital ratio was 13.9% and its Tier 1 leverage ratio was 11.0%. As a result, as of December 31, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2025, the Company’s common equity Tier 1 capital ratio was 13.3%, its Tier 1 capital ratio was 13.8%, its total capital ratio was 15.1% and its Tier 1 leverage ratio was 11.9%. On December 31, 2024, the Company’s common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.8%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.2%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2025 and December 31, 2024, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

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

Dividends. During the three months ended September 30, 2025, the Company declared a common stock cash dividend of $0.43 per share, or 28% of net income per diluted common share for that three-month period, and paid a common stock cash dividend of $0.40 per share (which was declared in June 2025). During the three months ended September 30, 2024, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that three-month period, and paid a common stock cash dividend of $0.40 per share (which was declared in June 2024). During the nine months ended September 30, 2025, the Company declared common stock cash dividends totaling $1.23 per share, or 26% of net income per diluted common share for that nine-month period, and paid common stock cash dividends totaling $1.20 per share. During the nine months ended September 30, 2024, the Company declared common stock cash dividends totaling $1.20 per share, or 30% of net income per diluted common share for that nine-month period, and paid common stock cash dividends totaling $1.20 per share. The Board of Directors meets regularly to consider the level and timing of dividend payments. The $0.43 per share dividend declared but unpaid as of September 30, 2025, was paid to stockholders in October 2025.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2025, the Company repurchased 165,116 shares of its common stock at an average price of $60.33 per share and issued 34,520 shares of common stock at an average price of $52.29 per share to cover stock option exercises. During the three months ended September 30, 2024, the Company repurchased 2,971 shares of its common stock at an average price of $53.04 per share and issued 101,333 shares of common stock at an average price of $50.07 per share to cover stock option exercises.

During the nine months ended September 30, 2025, the Company repurchased 514,458 shares of its common stock at an average price of $57.89 per share and issued 56,847 shares of common stock at an average price of $50.36 per share to cover stock option exercises. During the nine months ended September 30, 2024, the Company repurchased 239,933 shares of its common stock at an average price of $51.69 per share and issued 116,471 shares of common stock at an average price of $48.39 per share to cover stock option exercises.

In April 2025, the Company’s Board of Directors approved a new stock repurchase program to purchase shares of the Company’s outstanding common stock. The new stock repurchase program authorizes the purchase, from time to time in open market or privately negotiated transactions, of up to one million additional shares of the Company’s common stock. This program does not have an expiration date. The authorization of this program became effective in August 2025 upon completion of the previous repurchase program (authorized in November 2022). At September 30, 2025, approximately 929,000 shares remained available under the latest stock repurchase authorization.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	September 30,	December 31,
	2025	2024

	(Dollars in Thousands)
Common equity at period end	$632,926	$599,568
Less: Intangible assets at period end	9,769	10,094
Tangible common equity at period end (a)	$623,157	$589,474

Total assets at period end	$5,737,867	$5,981,628
Less: Intangible assets at period end	9,769	10,094
Tangible assets at period end (b)	$5,728,098	$5,971,534

Tangible common equity to tangible assets (a) / (b)	10.88%	9.87%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2025, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020 and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in 2023 and much of 2024. As of September 30, 2025, time deposit maturities over the next 12 months were as follows: within three months — $675.1 million with a weighted-average rate of 3.97%; within three to six months — $364.6 million with a weighted-average rate of 3.29%; and within six to twelve months — $54.2 million with a weighted-average rate of 2.16%. Based on time deposit market rates in September 2025, replacement rates for these maturing time deposits are likely to be approximately 3.10-3.60%, depending on term.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions from December 14, 2016 through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50% 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented a rate decrease of 0.25% in September, which brought the Federal Funds rate to 4.25% at September 30, 2025, and another rate decrease of 0.25% in October.

Great Southern’s loan portfolio includes loans ($1.54 billion at September 30, 2025) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($666.4 million at September 30, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. All of these loans had interest rate floors at various rates. In addition, Great Southern has a portfolio of loans ($10.6 million at September 30, 2025) tied to an AMERIBOR index that will adjust immediately or within 90 days of a change to the rate of interest on this index. All of these loans had interest rate floors at various rates. At September 30, 2025, nearly all of these SOFR, AMERIBOR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

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

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, beginning in May 2023, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, beginning in May 2023, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest (as it did as of September 30, 2025), the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2025, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One litigation matter in which the Bank is defendant was previously set for trial in the third quarter of 2025. The trial was postponed and has not yet been rescheduled. The plaintiffs allege a breach of fiduciary duty in this matter. At this stage of the proceeding it is not possible to predict the outcome. However, the Bank believes it will prevail in this matter, and further believes that any loss should be indemnified, in whole or in part, or shared by others.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2022, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program, which did not have an expiration date, was completed during the three months ended September 30, 2025.

In April 2025, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective during the three months ended September 30, 2025, upon completion of the repurchase program authorized in November 2022 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2025.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

July 1, 2025 – July 30, 2025	66,139	$59.12	66,139	27,748
August 1, 2025 – August 31, 2025	44,977	59.15	44,977	982,771
September 1, 2025 – September 30, 2025	54,000	62.78	54,000	928,771
	165,116	$60.33	165,116
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: November 6, 2025	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)