Form 10-K
period 2025-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2026-03-06
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2025, computed by reference to the closing price of such shares on that date, was $487,536,838. At March 4, 2026, 10,963,133 shares of the Registrant’s common stock were outstanding.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank, although the Company has not yet chosen to offer financial services beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2025, Bancorp’s consolidated total assets were $5.60 billion, consolidated net loans were $4.36 billion, consolidated deposits were $4.48 billion and consolidated total stockholders’ equity was $636.1 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The assets of the Company at the holding company level consist primarily of the stock of Great Southern and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 89 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis area; eastern Kansas; northwestern Arkansas; the Minneapolis area and eastern, western and central Iowa. At December 31, 2025, the Bank had total assets of $5.60 billion, net loans of $4.36 billion, deposits of $4.54 billion and equity capital of $610.3 million, or 10.9% of total assets. Its deposits are insured by the Deposit Insurance Fund (“DIF”) to the maximum levels permitted by the Federal Deposit Insurance Corporation (“FDIC”).

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

In September 2023, the Company opened Great Southern Express, a modern four-lane drive-through center using only interactive teller machine (ITM) technology to serve customers in Springfield, Missouri. This new facility at 1615 W. Sunshine replaced an outdated razed banking office on the same property. ITMs, also known as video remote tellers, offer an ATM-like interface, but with the enhancement of a video screen that allows customers to speak directly to a service representative in real time and in a highly personal manner during extended business hours seven days a week. Nearly any teller transaction that can be performed in the traditional drive-thru can be performed at an ITM, including cashing a check to the cents. ITMs provide convenience and enhanced access for customers, while creating greater operational efficiencies for the Bank.

In January 2024, in Springfield, Missouri, a retail banking center at 600 W. Republic Road was consolidated into a banking center at 2945 W. Republic Road, a short distance away. For customers’ convenience, an on-site ITM is currently available at the closed facility.

In October 2025, a newly-constructed banking center opened at 723 N. Benton Ave. in Springfield, Missouri. The new banking center replaced the former facility located on the same property. The new facility, designed as a next-generation banking center, features customer-centered designs, tools, and technology, and will allow the Company to test new processes and innovations. The location is one of 12 banking centers the Company operates in Springfield, in addition to a drive-thru Express Center.

In January 2026, the Company consolidated operations of its Edina, Minnesota, banking center, located at 3400 W. 66th St., in Edina, Minnesota, with its banking center at 10880 175th Court in Lakeville, Minnesota. Great Southern operates two additional banking centers in the greater Minneapolis area. A 24-hour deposit ATM will remain at the Edina location to serve customers.

In the first half of 2026, the Company expects to transition its banking center located at 4700 Mid Rivers Mall Dr. in Cottleville, Mo., to its second drive-thru Express Center location.

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

Market Areas

The Company currently operates 88 full-service retail banking offices, serving approximately 192,900 customers in six states – Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska. The Company also operates commercial loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix and a mortgage lending office in Springfield, Missouri.

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

At December 31, 2025, the Company’s total deposits were $4.48 billion. At that date, the Company had deposits in Missouri of $3.40 billion, which included its two largest deposit concentrations, in the Springfield and St. Louis areas, with $1.97 billion and $528 million, respectively. At December 31, 2025, the Company also had deposits of $674 million in Iowa, $239 million in Kansas, $118 million in Minnesota, $23 million in Nebraska and $29 million in Arkansas.

The Company’s commercial loan production offices generate a significant percentage of the Company’s commercial loan production. Commercial lending groups in our Kansas City, Des Moines, Minneapolis, Springfield and St. Louis banking offices also generate a significant percentage of the Company’s commercial loan production. Our largest concentrations of loans are in Missouri, Texas, Minnesota, Colorado and Iowa. Additional information on lending activities is included in “Item 7. Management’s Discussion of Financial Condition and Results of Operations – General – Loans” in this Report.

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

In addition to originating loans, the Bank has expanded and enlarged its relationships with other banks of varying asset sizes to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain the entire balance in their portfolios due to capital or borrower relationship size limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2025, the balance of loan participations purchased and held in the portfolio was $329.8 million, or 7.6% of the total loan portfolio. No loan participations were included in non-performing loans at December 31, 2025. The largest aggregate amount of outstanding purchased loan participations acquired from one institution was $87.2 million at December 31, 2025. This amount was comprised of ten loans to six borrowers or groups of related borrowers. Four of these loans were secured by warehouses, five were secured by hotels, and one was secured by multi-family housing in the St. Louis area. These loans also included available lines of credit totaling $9.0 million at December 31, 2025.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, other residential (multi-family) and multi-family and commercial construction loans. Since the early 1990s, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans have collectively represented the largest percentage of the loan portfolio. At December 31, 2025, commercial real estate, other residential (multi-family) and multi-family and commercial construction loans accounted for approximately 35%, 31% and 6%, respectively, of the total outstanding portfolio. In addition, at December 31, 2025, one- to four-family residential loans accounted for approximately 18% of the total outstanding portfolio.

Great Southern, in recent years, has also increased its emphasis on the origination of other commercial loans and home equity loans, and has issued letters of credit. Letters of credit are contingent obligations and are not included in the Bank’s loan portfolio. See “- Other Commercial Lending,” “- Classified Assets,” and “Loan Delinquencies and Defaults” below.

The percentage of collateral value Great Southern will lend on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower’s credit history. As a general rule, Great Southern will lend up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2025 and 2024, loans secured by second liens on residential properties were $94.0 million, or 2.1%, and $87.9 million, or 1.8%, respectively, of our total loan portfolio. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available. Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur. On a quarterly basis, management reviews individually evaluated loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support. While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available; this is most frequently done on commercial real estate loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. These authorities are reviewed annually and updated as needed. This includes individual loans and aggregate exposures that require loan committee approval. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Credit Officer (chairman of the committee), Chief Lending Officer, Director of Commercial Lending, Director of Credit Underwriting, and other Regional Managing Directors of the Bank involved in lending activities. All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to ensure portfolio quality. These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, inquiry and analysis of liquid assets and credit history as required by loan type. It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. Underwriting standards also include loan-to-value ratios that vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Generally, deviations from approved underwriting standards may only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained. The loan committee reviews all new loan originations in excess of lender approval authorities. For secured loans originated and held, most lenders have approval authorities of $250,000 or below while thirteen Senior Managers have approval authority of varying amounts up to $2 million. Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $5 million for Senior Managers and Underwriters.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of the Bank’s unimpaired capital and unimpaired surplus. As computed on the basis of the Bank’s unimpaired capital and surplus at December 31, 2025, this limit was approximately $173 million. See “Government Supervision and Regulation.” At December 31, 2025, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2025, the Bank’s largest relationship for purposes of this limit consisted of 19 loans totaling $98.7 million. This amount represents the total commitment for this relationship at December 31, 2025; the outstanding balance at that date totaled $81.1 million. Seven of these loans had fully disbursed credit lines. The collateral for the loans consists of multiple real estate projects on which a full personal guarantee from the principal owner of the borrowing entities was obtained. All loans included in this relationship were current at December 31, 2025. Including this relationship, we had ten loan relationships that each equaled or exceeded $50 million at December 31, 2025. Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors. Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States. In addition to the market areas where the Bank has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Florida, Tennessee, South Carolina, Michigan, Kentucky, Indiana and Ohio. At December 31, 2025, loans in these seven states comprised approximately 11.7% combined of the total loan portfolio.

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

Great Southern Loan Portfolio Composition:

	December 31,
	2025		2024		2023		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$788,323	17.8%	$839,684	17.6%	$895,675	19.2%	$908,214	19.8%	$690,328	16.9%
Other residential	1,387,410	31.3	1,549,249	32.5	942,071	20.2	781,761	17.0	697,903	17.1
Commercial(2)	1,565,674	35.3	1,555,086	32.6	1,533,080	32.8	1,543,515	33.7	1,490,433	36.5
Residential construction:
One- to four- family	65,262	1.5	67,158	1.4	59,888	1.3	82,051	1.8	62,161	1.5
Other residential	152,148	3.4	210,676	4.4	562,112	12.1	518,407	11.3	480,474	11.8
Commercial construction	131,751	3.0	167,857	3.5	182,408	3.9	264,761	5.8	177,693	4.3

Total real estate loans	4,090,568	92.3	4,389,710	92.0	4,175,234	89.5	4,098,709	89.4	3,598,992	88.1

Other Loans:
Consumer loans:
Automobile, boat, etc.	46,124	1.0	52,443	1.1	57,489	1.2	70,236	1.5	86,074	2.1
Home equity and improvement	128,029	2.9	115,836	2.4	115,883	2.5	123,242	2.7	119,965	2.9
Other	807	—	1,849	0.1	540	—	777	—	743	—
Total consumer loans	174,960	3.9	170,128	3.6	173,912	3.7	194,255	4.2	206,782	5.0

Other commercial loans	168,988	3.8	208,947	4.4	318,050	6.8	293,228	6.4	280,513	6.9

Total other loans	343,948	7.7	379,075	8.0	491,962	10.5	487,483	10.6	487,295	11.9

Total loans	4,434,516	100.0%	4,768,785	100.0%	4,667,196	100.0%	4,586,192	100.0%	4,086,287	100.0%

Less:
Deferred fees and discounts	6,054		6,695		7,058		11,065		9,298
Allowance for credit losses	64,771		64,760		64,670		63,480		60,754

Total loans receivable, net	$4,363,691		$4,697,330		$4,595,468		$4,511,647		$4,016,235
(1)	Includes loans held for sale.
(2)	Total commercial real estate loans included industrial revenue bonds of $9.5 million, $11.3 million, $12.0 million, $12.9 million, and $14.2 million at December 31, 2025, 2024, 2023, 2022, and 2021.

The following table shows the fixed- and adjustable-rate composition of the Bank’s loan portfolio at the dates indicated. The table is based on information prepared in accordance with generally accepted accounting principles.

Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2025		2024		2023		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$174,933	3.9%	$186,453	3.9%	$191,232	4.1%	$189,936	4.2%	$161,077	3.9%
Other residential	301,117	6.8	432,443	9.1	352,055	7.5	311,181	6.8	328,726	8.1
Commercial	865,490	19.5	910,274	19.1	950,095	20.4	868,374	18.9	776,967	19.0
Residential construction:
One- to four- family	24,337	0.5	24,212	0.5	31,147	0.7	35,576	0.8	31,941	0.8
Other residential	—	—	13,564	0.3	45,901	1.0	79,571	1.7	59,214	1.5
Commercial construction	30,454	0.7	63,181	1.3	51,289	1.1	46,942	1.0	28,612	0.7

Total real estate loans	1,396,331	31.4	1,630,127	34.2	1,621,719	34.8	1,531,580	33.4	1,386,537	34.0
Consumer	42,569	1.0	48,688	1.0	52,571	1.1	62,558	1.4	78,643	1.9
Other commercial	79,638	1.8	101,197	2.1	142,959	3.1	128,604	2.8	144,196	3.5
Total fixed-rate loans	1,518,538	34.2	1,780,012	37.3	1,817,249	39.0	1,722,742	37.6	1,609,376	39.4

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	613,390	13.9	653,231	13.7	704,443	15.1	718,278	15.7	529,251	13.0
Other residential	1,086,293	24.5	1,116,806	23.5	590,016	12.6	470,580	10.3	369,177	9.0
Commercial	700,184	15.8	644,812	13.5	582,985	12.5	675,141	14.7	713,466	17.5
Residential construction:
One- to four- family	40,925	0.9	42,946	0.9	28,741	0.6	46,475	1.0	30,220	0.7
Other residential	152,148	3.4	197,112	4.1	516,211	11.1	438,836	9.6	421,260	10.3
Commercial construction	101,297	2.3	104,676	2.2	131,119	2.8	217,819	4.7	149,081	3.6

Total real estate loans	2,694,237	60.8	2,759,583	57.9	2,553,515	54.7	2,567,129	56.0	2,212,455	54.1
Consumer	132,391	3.0	121,440	2.5	121,341	2.6	131,697	2.8	128,139	3.1
Other commercial	89,350	2.0	107,750	2.3	175,091	3.7	164,624	3.6	136,317	3.4
Total adjustable-rate loans	2,915,978	65.8	2,988,773	62.7	2,849,947	61.0	2,863,450	62.4	2,476,911	60.6

Total Loans	4,434,516	100.0%	4,768,785	100.0%	4,667,196	100.0%	4,586,192	100.0%	4,086,287	100.0%
Less:
Deferred fees and discounts	6,054		6,695		7,058		11,065		9,298
Allowance for credit losses	64,771		64,760		64,670		63,480		60,754

Total loans receivable, net	$4,363,691		$4,697,330		$4,595,468		$4,511,647		$4,016,235

The following table sets forth information as of December 31, 2025, regarding the loans in our portfolio based on their contractual terms to maturity.

Great Southern Loan Portfolio Composition by Contractual Maturities:

	One Year	After One Year	After Five Years	After Fifteen
	or Less	through Five Years	through Fifteen Years	Years	Total

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$47,830	$83,427	$61,008	$596,058	$788,323
Other residential	726,142	616,276	43,077	1,915	1,387,410
Commercial	564,258	922,143	77,750	1,523	1,565,674
Residential construction:
One- to four- family	47,244	17,469	549	—	65,262
Other residential	—	152,148	—	—	152,148
Commercial construction	56,086	74,777	888	—	131,751

Total real estate loans	1,441,560	1,866,240	183,272	599,496	4,090,568
Other Loans:
Consumer loans:
Automobile and other	8,375	29,292	9,140	124	46,931
Home equity and improvement	24,769	32,116	71,144	—	128,029

Total consumer loans	33,144	61,408	80,284	124	174,960

Other commercial loans	82,782	74,235	11,666	305	168,988

Total other loans	115,926	135,643	91,950	429	343,948

Total loans	$1,557,486	$2,001,883	$275,222	$599,925	$4,434,516

The following table presents loans due after December 31, 2026 with fixed and adjustable interest rates as of December 31, 2025.

	Fixed Rates	Adjustable Rates	Total Loans

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$139,936	$600,557	$740,493
Other residential	204,486	456,782	661,268
Commercial	534,847	466,569	1,001,416
Residential construction:
One- to four- family	2,518	15,500	18,018
Other residential	—	152,148	152,148
Commercial construction	19,427	56,238	75,665

Total real estate loans	901,214	1,747,794	2,649,008
Other Loans:
Consumer loans:
Automobile and other	37,365	1,191	38,556
Home equity and improvement	167	103,093	103,260

Total consumer loans	37,532	104,284	141,816

Other commercial loans	64,834	21,372	86,206

Total other loans	102,366	125,656	228,022

Total loans	$1,003,580	$1,873,450	$2,877,030

At December 31, 2025, $94.0 million, or 2.1%, of total loans were secured by junior lien mortgages and $9.2 million, or 1.4% of residential real estate loans, were interest only loans. At December 31, 2024, $87.9 million, or 1.8%, of total loans were secured by junior lien mortgages and $8.3 million, or 1.1% of residential real estate loans, were interest only loans. While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance. The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

The composition of the Bank’s loan portfolio has changed over the past several years; speculative construction and land development loan types have been limited, consumer lending for automobiles and boats has decreased significantly (the origination of indirect automobile and boat lending was eliminated), commercial real estate loan types have been stabilized and diversified and emphasis has been placed on increasing our other residential (multi-family) and commercial real estate loan portfolios. One- to four-family real estate loans increased significantly in 2022, but have declined steadily since that time as originations of these loans held in portfolio slowed and repayments and pay-offs occurred. Commercial business loans increased in 2022 and 2023, but declined sharply in 2024 and 2025. A portion of this decrease related to two loan relationships that had short-term loan funding needs that were no longer necessary in 2024-2005.

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

Residential Real Estate Lending

At December 31, 2025 and 2024, loans secured by residential real estate, excluding that which is under construction, totaled $2.2 billion and $2.4 billion, respectively, and represented approximately 49.1% and 50.1%, respectively, of the Bank’s total loan portfolio. The Bank’s one- to four-family residential real estate loan portfolio decreased during 2025 and 2024 due to net loan repayments. For many years, other residential (multi-family) loan balances had increased as the Bank emphasized this type of lending. The exception to this was in 2021 and 2025, when loan balances decreased due to projects refinancing or being sold and paying off at a faster pace. The Bank’s outstanding other residential (multi-family) loan portfolio decreased by approximately 10.4% in 2025, following a 64.5% increase in 2024.

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

Since the adjustable-rate mortgage loans currently held in the Bank’s portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Until 2022, the indices used by Great Southern for these types of loans increased, but not significantly, at various times in the preceding ten years. One-year U.S. Treasury interest rates and SOFR-index interest rates increased significantly throughout 2022 and during the first half of 2023. These interest rates declined slightly in the fourth quarter of 2023, but remained above comparable interest rates in prior years. These interest rates remained stable in 2024 with slight decreases in the third quarter of 2024. These interest rates remained stable in the early part of 2025, with further decreases in the latter part of 2025. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect. From 2008 through 2012, as a result of the significant economic recession, including declines in residential real estate values, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. From 2013 through 2025, these delinquencies trended much lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern’s business activities since the mid-1980s. Great Southern engages in commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio. At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio. The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating more commercial real estate loans. Since December 31, 2008, the commercial construction loan portfolio (including multi-family residential construction) has decreased from 32% of the loan portfolio to 6% of the loan portfolio at December 31, 2025, while, overall, the percentage of commercial real estate loans in the total loan portfolio has trended upward, and was about 35% of the total loan portfolio at December 31, 2025. The decrease in the commercial construction loan portfolio (including multi-family residential construction) from December 31, 2024 to December 31, 2025 was due to loans moving from the construction category to the appropriate commercial real estate or other residential (multi-family) category, as projects were completed. Over the last five years, commercial real estate loans made up approximately 33-37% of the total loan portfolio while outstanding commercial construction loans (including multi-family residential construction) were 6-17%.

At both December 31, 2025 and 2024, loans secured by commercial real estate, excluding that which is under construction, totaled $1.6 billion, or approximately 35.3% and 32.6%, respectively, of the Bank’s total loan portfolio. In addition, at December 31, 2025 and 2024, construction loans secured by projects under construction and the land on which the projects are located aggregated $349.2 million and $445.7 million, respectively, or 7.9% and 9.3%, respectively, of the Bank’s total loan portfolio. A majority of the Bank’s commercial real estate loans have been originated with adjustable rates of interest, most of which are tied either to the national prime rate or to SOFR interest rates or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

Beyond the outstanding balance of our construction loans, our loan portfolio possesses increased risk due to the unfunded portion of commercial, residential and other residential (multi-family) loans for the purpose of construction. At December 31, 2025 and 2024, we had $650.5 million and $719.3 million in the unfunded portion of loans originated with the purpose of construction that had been closed, but were not yet fully funded. These balances are managed through the Bank’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The nature of these commitments is such that the likelihood of funding them in the aggregate at any one time is low.

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

The Bank’s commercial real estate and construction loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2025. These collateral types represented the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio at that date.

		Percentage of	Non-Performing
		Total Loan	Loans at
Collateral Type	Loan Balance	Portfolio	December 31, 2025

	(Dollars In Thousands)

Warehouses	$336,527	7.7%	$—
Motels/Hotels	$314,077	7.2%	$—
Retail (Varied Projects)	$297,133	6.8%	$—
Health Care Facilities	$249,012	5.7%	$—
Office	$172,737	4.0%	$—

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. The Company began offering this service during 2011. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2025, the Company had six interest rate swaps totaling $114.4 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to this program. As of December 31, 2024, the Company had five interest rate swaps totaling $86.7 million in notional amount with commercial customers, and five interest rate swaps with the same notional amount with third parties related to this program. During the years ended December 31, 2025, 2024 and 2023, the Company recognized net losses of $62,000, $58,000 and $337,000, respectively, in non-interest income related to changes in the fair value of these interest rate swaps.

Other Commercial Lending

At December 31, 2025 and 2024, Great Southern had $169 million and $209 million, respectively, in other commercial loans outstanding, or 3.8% and 4.4%, respectively, of the Bank’s total loan portfolio. Great Southern’s other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See “Government Supervision and Regulation” below.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit each year. At December 31, 2025, Great Southern had 43 letters of credit outstanding in the aggregate amount of $15.2 million. Approximately 67% of the aggregate dollar amount of these letters of credit was secured, including 19 letters of credit totaling $10.2 million secured by real estate.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern’s exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes offering consumer loan products helps expand and create stronger ties to its existing retail customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans totaled $175.0 million and $170.1 million at December 31, 2025 and 2024, respectively, or 3.9% and 3.6%, respectively, of the Bank’s total loan portfolio.

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

At December 31, 2025 and 2024, the Bank had $46.1 million and $52.4 million, respectively, of direct and indirect auto, boat, modular home and recreational vehicle loans in its portfolio. Indirect consumer loans were $5.7 million and $7.4 million at December 31, 2025 and 2024, respectively.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank generally retains the servicing of these loans. The Bank purchased $-0- and $26.3 million of these loans in the years ended December 31, 2025 and 2024, respectively. These balances represent the total loan amount, including the unfunded portion of loans purchased. At the time of purchase, none of these loans had outstanding funded balances.

Lending activity declined significantly in late 2022 and throughout 2023. As interest rates and inflation rapidly increased, many potential borrowers put projects on hold while waiting to see how the economy and real estate values would perform. In addition, the banking industry generally experienced liquidity competition, with some banks experiencing liquidity crises leading to a few bank failures. Commercial real estate lending (including multi-family real estate) generally increased across the banking industry in 2024 and 2025, but competition for loans remained significant and lenders and borrowers both proceeded cautiously with new projects.

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

The Bank sold one- to four-family whole real estate loans, SBA-guaranteed loans and loan participations in aggregate amounts of $149.5 million, $171.0 million and $154.9 million during fiscal 2025, 2024 and 2023, respectively. The Bank typically sells long-term fixed rate mortgages. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended December 31, 2025, 2024 and 2023 were $3.3 million, $3.8 million and $2.3 million, respectively. These gains were primarily from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $282.2 million and $397.0 million at December 31, 2025 and 2024, respectively. Of the total loans serviced for others at December 31, 2025, $196.3 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties. The remaining $85.9 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing rights through various FDIC-assisted transactions. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2025, 2024 and 2023, of $232,000, $228,000 and $202,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.3 million, $614,000 and $898,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 to the accompanying audited financial statements, included in Item 8 of this Report.

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

The following tables set forth our loans by aging as of the dates indicated. The increase in other residential (multi-family) loans 30-59 days past due was a result of one loan relationship that was 30 days past due at December 31, 2025. This relationship was downgraded from “Watch” to “Special Mention” in December 2025. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations and Comparison for the Years Ended December 31, 2025 and 2024 – Non-Performing Assets.”

	December 31, 2025
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$30,258	$30,258
Subdivision construction	—	—	—	—	—	—	—	—	32,160	32,160
Land development	—	—	—	—	—	—	—	—	37,519	37,519
Commercial construction	—	—	—	—	—	—	—	—	249,224	249,224
Owner occupied one- to four-family residential	8	830	6	521	4	631	18	1,982	654,717	656,699
Non-owner occupied one- to four-family residential	—	—	—	—	2	1,435	2	1,435	123,863	125,298
Commercial real estate	1	70	—	—	—	—	1	70	1,556,078	1,556,148
Other residential	1	24,762	—	—	—	—	1	24,762	1,362,648	1,387,410
Commercial business	—	—	—	—	—	—	—	—	178,514	178,514
Consumer auto	7	27	7	12	—	—	14	39	24,130	24,169
Consumer other	7	128	4	30	2	10	13	168	22,081	22,249
Home equity lines of credit	3	74	—	—	1	18	4	92	127,938	128,030
Total	27	$25,891	17	$563	9	$2,094	53	$28,548	$4,399,130	$4,427,678

	December 31, 2024
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	1	$12	—	$—	—	$—	1	$12	$30,521	$30,533
Subdivision construction	—	—	—	—	—	—	—	—	19,861	19,861
Land development	—	—	—	—	1	464	1	464	42,040	42,504
Commercial construction	—	—	—	—	—	—	—	—	352,793	352,793
Owner occupied one- to four-family residential	13	1,704	4	816	4	950	21	3,470	706,976	710,446
Non-owner occupied one- to four-family residential	1	642	—	—	3	1,681	4	2,323	120,578	122,901
Commercial real estate	—	—	—	—	4	77	4	77	1,543,665	1,543,742
Other residential	—	—	—	—	—	—	—	—	1,549,249	1,549,249
Commercial business	—	—	—	—	2	384	2	384	219,907	220,291
Consumer auto	8	39	1	1	—	—	9	40	25,747	25,787
Consumer other	9	145	2	4	2	17	13	166	27,739	27,905
Home equity lines of credit	2	63	3	56	—	—	5	119	115,717	115,836
Total	34	$2,605	10	$877	16	$3,573	60	$7,055	$4,754,793	$4,761,848

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

Following are the total classified assets at December 31, 2025 and 2024, per the Bank’s internal asset classification list. The allowances for credit losses reflected below are the portions of the Bank’s total allowances for credit losses relating to these classified loans. There were no significant off-balance sheet items classified at December 31, 2025 or December 31, 2024.

	December 31, 2025
				Total	Allowance
Asset Category	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	3,484	—	—	3,484	—
Foreclosed assets and repossessions	6,036	—	—	6,036	—
Total	$9,520	$—	$—	$9,520	$—

	December 31, 2024
				Total	Allowance
Asset Category	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	10,125	510	—	10,635	518
Foreclosed assets and repossessions	5,993	—	—	5,993	—
Total	$16,118	$510	$—	$16,628	$518

Loans classified as “Substandard” were $3.5 million and $10.1 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the largest substandard loan relationship totaled $821,000. This relationship was added to non-performing loans in 2024 and is collateralized by multiple low-income single-family residential properties in New Orleans, La. The $6.6 million decrease in substandard loans from December 31, 2024 to December 31, 2025 was primarily the result of one loan relationship totaling $5.1 million being upgraded to “Special Mention” and $1.8 million in loans being paid off, partially offset by $2.0 million in loans being added to the “Substandard” category. Loans classified as “Doubtful” were $-0- and $510,000 at December 31, 2025 and 2024, respectively.

In addition to the classified loans in the table above, the Company has loans categorized as “Watch” and “Special Mention.” While loans classified as “Special Mention” are not considered to be adversely classified, they are deserving of management’s close attention to ensure repayment prospects and that the credit position of the assets does not deteriorate and expose the institution to elevated risk which might warrant adverse classification at a future date. Loans rated as “Special Mention” were $34.8 million and $1.5 million at December 31, 2025 and 2024. In the year ended December 31, 2025, two loan relationships totaling $29.5 million were downgraded from “Watch” and one loan relationship of $5.2 million was upgraded from “Substandard.” The largest relationship totaled $24.8 million at December 31, 2025, and is secured by an apartment project in the Denver, Colorado area.

Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as “Special Mention” or “Substandard.” Loans classified as “Watch” at December 31, 2025 and 2024 were $20.5 million and $15.9 million, respectively. This increase was primarily due to the addition of four loans totaling $11.1 million, partially offset by one loan relationship totaling $4.8 million which was downgraded to “Special Mention.” The largest of the relationships added to the “Watch” status consisted of one commercial real estate loan relationship totaling $10.5 million at December 31, 2025, which is secured by a nursing care facility located in southwest Florida.

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

	December 31,
	2025		2024		2023		2022		2021

	(In Thousands)
Nonaccruing loans:
One- to four-family residential	$2,066		$2,631		$722		$722		$2,216
One- to four-family construction	—		—		—		—		—
Land development	—		464		384		384		468
Other residential	—		—		—		—		—
Commercial real estate	—		77		10,552	(2)	1,579	(3)	2,006	(3)
Other commercial	—		384		31		586		—
Commercial construction and land development	—		—		—		—		—
Consumer	28		17		59		399		733

Total gross nonaccruing loans	2,094		3,573		11,748		3,670		5,423

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		—		—		—		—
Commercial real estate	—		—		—		—		—
Other commercial	—		—		—		—		—
Commercial construction and land development	—		—		—		—		—
Consumer	—		—		—		—		—
Total loans over 90 days delinquent still accruing interest	—		—		—		—		—

Total gross non-performing loans	2,094		3,573		11,748		3,670		5,423

Foreclosed assets:
One- to four-family residential	—		—		—		—		183
One- to four-family construction	—		—		—		—		315
Other residential	—		—		—		—		—
Commercial real estate	6,025	(1)	5,960	(1)	—		—		—
Commercial construction and land development	—		—		—		—		—
Other commercial	—		—		—		—		—

Total foreclosed assets	6,025		5,960		—		—		498

Repossessions	11		33		23		50		90

Total gross non-performing assets	$8,130		$9,566		$11,771		$3,720		$6,011
Total gross non-performing assets as a percentage of average total assets	0.14%		0.16%		0.20%		0.07%		0.11%
(1)	One relationship was $6.0 million of this total at December 31, 2025 and 2024.
(2)	Two relationships were $10.3 million of this total at December 31, 2023.
(3)	One relationship was $1.3 million and $1.7 million of this total at December 31, 2022 and 2021, respectively.

See Item 7. ”Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross collateral-dependent loans totaled $2.6 million and $9.8 million at December 31, 2025 and 2024, respectively. See Note 3 to the accompanying audited financial statements included in Item 8 for additional information, including further detail of nonaccruing and collateral-dependent loans and details of modified loans. See also Note 14 of the accompanying audited financial statements included in Item 8 for additional information, including further detail of the fair value of collateral-dependent loans.

For the year ended December 31, 2025, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $288,000. No interest income was included on these loans for the year ended December 31, 2025. For the year ended December 31, 2024, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $681,000. No interest income was included on these loans for the year ended December 31, 2024. For the year ended December 31, 2023, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $509,000. No interest income was included on these loans for the year ended December 31, 2023.

Modified Loans

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

The following tables show, as of the date indicated, the composition of loan modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concessions granted. Each of the types of concessions granted comprised 2% or less of their respective classes of loans at December 31, 2025 and December 31, 2024. During the year ended December 31, 2025, principal forgiveness totaling $19,000 was completed on consumer loans, compared to principal forgiveness totaling $295,000 that was completed on consumer loans and a land development loan during the year ended December 31, 2024.

Amortized Cost Basis at December 31, 2025
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$5	$—	$—	$5

	Amortized Cost Basis at December 31, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	2,709	—	2,709
Commercial real estate	—	70	—	70
Commercial business	—	—	—	—
Consumer	—	31	—	31
	$—	$2,810	$—	$2,810

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following tables depict the performance of loans (under modified terms) at December 31, 2025 and 2024, respectively:

December 31, 2025
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$5	$—	$—	$5

	December 31, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	2,709	—	—	2,709
Commercial real estate	70	—	—	70
Commercial business	—	—	—	—
Consumer	31	—	—	31
	$2,810	$—	$—	$2,810

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

At December 31, 2025, Great Southern had an allowance for credit losses of $64.8 million, none of which had been allocated to specific loans. At December 31, 2024, Great Southern had an allowance for credit losses of $64.8 million, of which $518,000 had been allocated to specific loans. All loans with specific allowances were considered to be collateral-dependent loans. The allowance and the activity within the allowance during 2025, 2024 and 2023 are discussed further in Note 3 “Loans and Allowance for Credit Losses” of the accompanying audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2025		2024		2023		2022		2021
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars In Thousands)
One- to four-family residential and construction	$7,483	19.3%	$9,224	19.0%	$9,820	20.5%	$11,171	21.6%	$9,364	18.4%
Other residential and construction	18,476	34.7	15,594	36.9	13,370	32.2	12,110	28.3	10,502	28.9
Commercial real estate	29,223	35.3	28,802	32.6	28,171	32.9	27,096	33.7	28,604	36.5
Commercial construction	2,396	3.0	2,735	3.5	2,844	3.9	2,865	5.8	2,797	4.3
Other commercial	3,911	3.8	4,656	4.4	6,935	6.8	5,822	6.4	4,142	6.9
Consumer and overdrafts	3,282	3.9	3,749	3.6	3,530	3.7	4,416	4.2	5,345	5.0
Total	$64,771	100.0%	$64,760	100.0%	$64,670	100.0%	$63,480	100.0%	$60,754	100.0%

The following table sets forth credit ratios as of December 31, 2025 and 2024.

	December 31,
	2025	2024

	(Dollars In Thousands)

Allowance for Credit Losses	$64,771	$64,760
Total Loans	4,427,678	4,761,848
Ratio of Allowance for Credit Losses to Total Loans	1.46%	1.36%

Non-performing Loans	$2,094	$3,573
Total Loans	4,427,678	4,761,848
Ratio of Non-performing Loans to Total Loans	0.05%	0.07%

Ratio of Allowance for Credit Losses to Non-performing Loans	3,093.15%	1,812.48%

The following table sets forth an analysis of activity in the Bank’s allowance for credit losses showing the details of the activity by types of loans.

	December 31,
	2025	2024	2023	2022	2021

	(Dollars In Thousands)

Balance at beginning of period	$64,760	$64,670	$63,480	$60,754	$55,743

CECL adoption adjustment:
One- to four-family residential	—	—	—	—	4,533
Other residential	—	—	—	—	5,832
Commercial real estate	—	—	—	—	(2,531)
Construction	—	—	—	—	(1,165)
Other commercial	—	—	—	—	1,499
Consumer, overdrafts and other loans	—	—	—	—	3,427

Total CECL adoption adjustment	—	—	—	—	11,595

Charge-offs:
One- to four-family residential	46	64	31	40	190
Other residential	—	—	—	—	—
Commercial real estate	8	1,300	—	44	142
Construction	—	101	—	84	154
Other commercial	179	243	1,037	51	81
Consumer, overdrafts and other loans	1,073	1,492	1,754	1,950	2,054

Total charge-offs	1,306	3,200	2,822	2,169	2,621

Recoveries:
One- to four-family residential	33	38	70	195	485
Other residential	—	—	—	110	92
Commercial real estate	—	—	145	1	48
Construction	321	194	6	—	20
Other commercial	366	490	241	240	334
Consumer, overdrafts and other loans	597	868	1,300	1,349	1,758

Total recoveries	1,317	1,590	1,762	1,895	2,737

Net charge-offs (recoveries)	(11)	1,610	1,060	274	(116)
Provision (credit) for losses on loans	—	1,700	2,250	3,000	(6,700)

Balance at end of period	$64,771	$64,760	$64,670	$63,480	$60,754

Ratio of net charge-offs to average loans outstanding by loan category

One- to four-family residential	—%	—%	—%	—%	(0.01)%
Other residential	—	—	—	—	—
Commercial real estate	—	0.1	—	—	—
Construction	(0.2)	(0.1)	—	—	—
Other commercial	(0.1)	(0.1)	0.3	—	(0.01)
Consumer, overdrafts and other loans	0.3	0.4	0.3	0.01	0.01

Ratio of net charge-offs to average loans outstanding	—%	0.03%	0.02%	0.01%	—%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2025, 2024 or 2023. Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae, Small Business Administration and FHLBank.

As of December 31, 2025 and 2024, the Company held approximately $523.8 million and $533.4 million, respectively, in fair value of investment securities which the Company classified as available-for-sale. In addition, as of December 31, 2025 and 2024, the Company held approximately $179.2 million and $187.4 million, respectively, in principal amount of investment securities which the Company classified as held-to-maturity. See Notes 1 and 2 to the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$325,618	$805	$25,174	$301,249
Agency collateralized mortgage obligations	120,465	933	6,065	115,333
States and political subdivisions securities	53,347	89	2,038	51,398
Small Business Administration securities	61,000	14	5,163	55,851
	$560,430	$1,841	$38,440	$523,831

	December 31, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,713	$1,313	$71,026	$—	$5,694	$65,332
Agency collateralized mortgage obligations	103,918	(1,857)	102,061	—	10,424	91,637
States and political subdivisions	6,086	27	6,113	—	453	5,660
	$179,717	$(517)	$179,200	$—	$16,571	$162,629

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$346,712	$69	$40,874	$305,907
Agency collateralized mortgage obligations	123,395	—	9,771	113,624
States and political subdivisions securities	58,608	69	2,729	55,948
Small Business Administration securities	65,849	—	7,955	57,894
	$594,564	$138	$61,329	$533,373

	December 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,065	$1,864	$72,929	$—	$8,523	$64,406
Agency collateralized mortgage obligations	110,493	(2,140)	108,353	—	15,495	92,858
States and political subdivisions	6,137	14	6,151	—	650	5,501
	$187,695	$(262)	$187,433	$—	$24,668	$162,765

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$316,114	$7	$35,890	$280,231
Agency collateralized mortgage obligations	85,989	—	10,043	75,946
States and political subdivisions securities	59,141	527	1,531	58,137
Small Business Administration securities	70,648	—	6,755	63,893
	$531,892	$534	$54,219	$478,207

	December 31, 2023
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$72,495	$2,436	$74,931	$—	$8,686	$66,245
Agency collateralized mortgage obligations	116,405	(2,502)	113,903	—	14,662	99,241
States and political subdivisions	6,188	1	6,189	—	482	5,707
	$195,088	$(65)	$195,023	$—	$23,830	$171,193

At December 31, 2025, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $197.5 million, FHLMC securities totaling $101.3 million and GNMA securities totaling $2.5 million. At December 31, 2024, the available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $205.6 million, FHLMC securities totaling $98.5 million and GNMA securities totaling $1.8 million. At December 31, 2023, the available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $190.9 million, FHLMC securities totaling $86.4 million and GNMA securities totaling $2.9 million. At December 31, 2025, 2024 and 2023, all of the Company’s agency mortgage-backed securities had fixed rates of interest.

At December 31, 2025, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $48.9 million, FHLMC securities totaling $62.4 million and GNMA securities totaling $4.1 million. At December 31, 2024, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $46.0 million, FHLMC securities totaling $63.0 million and GNMA securities totaling $4.6 million. At December 31, 2023, the Company’s available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $4.1 million, FHLMC securities totaling $66.5 million and GNMA securities totaling $5.3 million. At December 31, 2025, 2024 and 2023, all of the Company’s agency collateralized mortgage-backed obligations had fixed rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale and held-to-maturity securities at December 31, 2025. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Tax-Equivalent
	Cost	Amortized Yield	Fair Value

	(Dollars In Thousands)
AVAILABLE-FOR-SALE SECURITIES
One year or less	$—	—	$—
After one through five years	1,020	4.39%	1,030
After five through ten years	—	—	—
After ten years	52,327	3.47%	50,368
Securities not due on a single maturity date	507,083	3.05%	472,433
Total	$560,430	3.09%	$523,831

	Amortized	Tax-Equivalent
	Carrying Value	Amortized Yield	Fair Value

	(Dollars In Thousands)
HELD-TO-MATURITY SECURITIES
One year or less	$—	—	$—
After one through five years	—	—	—
After five through ten years	1,058	5.90%	1,000
After ten years	5,055	1.36%	4,660
Securities not due on a single maturity date	173,087	2.65%	156,969
Total	$179,200	2.63%	$162,629

					Securities
					Not Due
		After One	After Five	After	on a Single
	One Year	Through	Through	Ten	Maturity
	or Less	Five Years	Ten Years	Years	Date	Total

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$301,249	$301,249
Agency collateralized mortgage obligations	—	—	—	—	115,333	115,333
Small business administration securities	—	—	—	—	55,851	55,851
States and political subdivisions securities	—	1,030	—	50,368	—	51,398
	$—	$1,030	$—	$50,368	$472,433	$523,831

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$—	$—	$71,026	$71,026
Agency collateralized mortgage obligations	—	—	—	—	102,061	102,061
States and political subdivisions securities	—	—	1,058	5,055	—	6,113
	$—	$—	$1,058	$5,055	$173,087	$179,200

The following tables show our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025, 2024 and 2023, respectively:

	2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$—	$—	$241,503	$(25,174)	$241,503	$(25,174)
Agency collateralized mortgage obligations	—	—	70,774	(6,065)	70,774	(6,065)
Small Business Administration securities	—	—	48,807	(5,163)	48,807	(5,163)
States and political subdivisions securities	4,409	(109)	43,528	(1,929)	47,937	(2,038)
	$4,409	$(109)	$404,612	$(38,331)	$409,021	$(38,440)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$65,332	$(5,694)	$65,332	$(5,694)
Agency collateralized mortgage obligations	—	—	91,637	(10,424)	91,637	(10,424)
States and political subdivisions securities	—	—	5,660	(453)	5,660	(453)
	$—	$—	$162,629	$(16,571)	$162,629	$(16,571)

	2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$45,977	$(1,008)	$253,971	$(39,866)	$299,948	$(40,874)
Agency collateralized mortgage obligations	50,720	(890)	62,903	(8,881)	113,623	(9,771)
Small Business Administration securities	7,229	(270)	50,665	(7,685)	57,894	(7,955)
States and political subdivisions securities	14,523	(343)	37,945	(2,386)	52,468	(2,729)
	$118,449	$(2,511)	$405,484	$(58,818)	$523,933	$(61,329)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$64,406	$(8,523)	$64,406	$(8,523)
Agency collateralized mortgage obligations	—	—	92,858	(15,495)	92,858	(15,495)
States and political subdivisions securities	—	—	5,501	(650)	5,501	(650)
	$—	$—	$162,765	$(24,668)	$162,765	$(24,668)

	2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES
Agency mortgage-backed securities	$4,318	$(9)	$274,801	$(35,881)	$279,119	$(35,890)
Agency collateralized mortgage obligations	9,080	(216)	66,866	(9,827)	75,946	(10,043)
Small Business Administration securities	7,782	(133)	56,111	(6,622)	63,893	(6,755)
States and political subdivisions securities	—	—	37,969	(1,531)	37,969	(1,531)
	$21,180	$(358)	$435,747	$(53,861)	$456,927	$(54,219)

HELD-TO-MATURITY SECURITIES
Agency mortgage-backed securities	$—	$—	$66,245	$(8,686)	$66,245	$(8,686)
Agency collateralized mortgage obligations	—	—	99,241	(14,662)	99,241	(14,662)
States and political subdivisions securities	—	—	5,707	(482)	5,707	(482)
	$—	$—	$171,193	$(23,830)	$171,193	$(23,830)

Allowance for Credit Losses The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Sources of Funds

General. Deposit accounts have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines (“FHLBank”), the Federal Reserve Bank Discount Window and other borrowings, loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The availability of funds from loan sales is influenced generally by the level of interest rates, which in turn may impact the volume of originations.

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and purchases various forms of brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $250,000 (“Jumbo” accounts), brokered certificates and individual retirement accounts. After the onset of the COVID-19 pandemic in 2020, non-interest-bearing demand deposits increased $225 million in 2021, while interest-bearing demand and savings deposits increased $240 million. During 2021, the Bank also decreased its total time deposits by approximately $430 million. Also during 2021, time deposits originated through the Bank’s internet channel decreased by $200 million and brokered deposits, including IntraFi purchased funds, decreased $91 million. The brokered deposits and deposits originated through the Bank’s internet channel were allowed to mature without replacement as other deposit categories increased in 2021. In the latter half of 2022, some of the interest-bearing demand and savings deposits and non-interest-bearing demand deposits decreased as some of the COVID-19 pandemic “surge deposits” flowed out of both retail and business customer accounts. Total balances in these categories did not return to pre-pandemic levels, but they declined from peak balance levels in 2021 and early 2022. Non-interest-bearing demand deposits decreased $146 million in 2022 and interest-bearing demand and savings deposits, excluding brokered deposits, decreased $193 million. During 2022, in response to customer demand in a rising interest rate environment, the Bank increased its total time deposits by approximately $322 million. Time deposits originated through the Bank’s internet channel decreased by $152 million and brokered time deposits, including IntraFi purchased funds, increased $194 million. The Bank’s retail time deposits originated through its banking center and corporate services network increased $309 million. In 2023, non-interest-bearing demand deposits decreased $168 million and interest-bearing demand and savings deposits, excluding brokered deposits, increased $28 million. During 2023, time deposits originated through the Bank’s internet channel decreased by $35 million and brokered time deposits increased $100 million. The Bank’s retail time deposits originated through its banking center and corporate services network decreased $35 million in 2023, while other brokered deposits increased $150 million. In 2024, non-interest-bearing demand deposits decreased $53 million and interest-bearing demand and savings deposits, excluding brokered deposits, decreased $2 million. During 2024, the Bank’s retail time deposits originated through its banking center and corporate services network decreased $162 million. Brokered deposits increased $111 million in 2024. In 2025, non-interest-bearing demand deposits decreased $1 million and interest-bearing demand and savings deposits, excluding brokered deposits, increased $75 million. Interest-bearing demand deposit balances fluctuate, but in 2025 the Bank experienced a migration into higher-yielding money market account products. During 2025, the Bank’s retail time deposits originated through its banking center and corporate services network decreased $87 million, and its brokered deposits decreased $109 million. Retail time deposits decreased due to migration to money market account products and to other external competing investment products. The Bank chose to not pay above-market rates to retain some of these time deposits, and chose to allow some of these time deposits and brokered deposits to mature without replacement as net loan growth was negative in 2025.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2025		2024		2023
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$31,380	0.70%	$52,720	1.14%	$86,831	1.84%
1.00% - 1.99%	94,864	2.12	75,938	1.65	22,485	0.48
2.00% - 2.99%	22,720	0.51	8,244	0.18	44,354	0.94
3.00% - 3.99%	537,043	11.98	89,967	1.95	46,304	0.98
4.00% - 4.99%	2,432	0.05	548,903	11.92	739,645	15.66
5.00% and above	—	—	—	—	8,583	0.18

Total time deposits	688,439	15.36	775,772	16.84	948,202	20.08
Non-interest-bearing demand deposits	841,515	18.77	842,931	18.30	895,496	18.97
Interest-bearing demand and savings deposits (1.20% - 1.39% - 1.67%)	2,289,393	51.07	2,214,732	48.09	2,216,482	46.94
Brokered deposits (3.80% - 4.61% - 5.20%)	663,427	14.80	772,114	16.77	661,528	14.01

Total Deposits	$4,482,774	100.00%	$4,605,549	100.00%	$4,721,708	100.00%

A table showing maturity information for the Bank’s time deposits as of December 31, 2025, is presented in Note 7 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious and the Bank’s deposit mix may vary. The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, management believes that the Bank’s checking accounts and certificate accounts are relatively stable sources of deposits. However, more recently, the Bank has experienced a decrease in its retail time deposits as rates paid on those deposits have declined. The Bank’s ability to attract and retain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

The following table sets forth the time remaining until maturity of the Bank’s time deposits as of December 31, 2025. The table is based on information prepared in accordance with GAAP.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Time deposits:
Less than $250,000	$316,443	$213,528	$33,734	$9,039	$572,744
$250,000 or more	59,076	41,212	4,600	—	104,888
Brokered	363,427	50,000	50,000	200,000	663,427
Public funds(1)	2,313	8,133	361	—	10,807

Total	$741,259	$312,873	$88,695	$209,039	$1,351,866
(1)	Deposits from governmental and other public entities.

The following tables set forth the time remaining until maturity of the Bank’s uninsured time deposits as of December 31, 2025 and December 31, 2024. The table is based on information prepared in accordance with GAAP.

	Maturities as of December 31, 2025
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$45,343	$56,450	$6,405	$442	$108,640

	Maturities as of December 31, 2024
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)

Uninsured Time Deposits	$64,596	$52,092	$12,217	$844	$129,749

In addition to the uninsured time deposits noted above, the Bank’s uninsured deposits with no maturity date were $1.61 billion and $1.51 billion at December 31, 2025 and 2024, respectively, for total uninsured deposits at those dates of $1.72 billion and $1.64 billion, respectively. These totals include deposit accounts of consolidated subsidiaries of the Company (which are eliminated from total deposits shown in the consolidated financial statements of the Company) and collateralized deposits of unaffiliated entities, as required by FDIC guidance. At December 31, 2025 and 2024, the total uninsured deposits reported here included $1.0 billion and $974.1 million, respectively, of deposit accounts of consolidated subsidiaries of the Company.

Non-brokered deposits also include IntraFi Network Deposit accounts, which are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum (but the subaccount amounts for the benefit of individual customers is within FDIC insurance limits, as explained below). When a customer places a large deposit with an IntraFi Network bank, that bank uses IntraFi to place the funds into deposit accounts issued by other banks in the IntraFi Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers’ funds. At December 31, 2025 and 2024, the Bank had approximately $11.7 million and $5.0 million in non-brokered IntraFi Network Deposits, respectively.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2025 and 2024, the Bank had approximately $663.4 million and $772.1 million in brokered deposits, respectively.

Included in the brokered deposits totals at December 31, 2025 and 2024 were $450.0 million and $300.0 million, respectively, in IntraFi Funding accounts. IntraFi Funding transactions represent a cost-effective source of funding without collateralization or credit limits for the Company. These transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. At December 31, 2025 and 2024, all of these IntraFi deposits were at floating rates indexed to the effective fed funds rate.

Unlike non-brokered certificates of deposit, which can be withdrawn (with a penalty) prior to maturity for any reason, including increasing interest rates, a brokered deposit (excluding IntraFi Network Deposits) can only be withdrawn prior to maturity in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Additionally, the Bank may issue brokered deposits which are callable at the Bank’s discretion prior to their stated maturity date. Currently, the rates offered by the Bank for brokered deposits are generally higher than those offered for retail certificates of deposit of similar maturity. The rates offered for brokered deposits are comparable to the rates the Bank pays for borrowings from the FHLBank and the FRB. The Bank maintained increased liquidity during and after the economic recession that began in 2008. After 2009, we had gradually reduced the amount of brokered deposits (excluding IntraFi Network Deposits) utilized as we added deposits from FDIC-assisted acquisitions. As loan demand began to increase starting in 2013, we gradually increased our usage of brokered deposits again from time to time. During 2021, we decreased our usage of brokered deposits as we experienced growth in a variety of non-time deposits that year. Since 2022, at times when loan demand has trended upward and as other deposit sources have declined, we again have utilized brokered deposits to obtain additional funding.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month SOFR. In February 2023, the Company entered into five new interest rate swap transactions. At December 31, 2023, the Company had $95.0 million in interest rate swaps on brokered deposits, which were accounted for as fair value hedges. In January 2024, the Company elected to terminate these swaps prior to their contractual termination date in 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination. The Company has not utilized these types of interest rate swaps on brokered deposits since then.

Borrowings. Great Southern’s other sources of funds include advances and overnight borrowings from the FHLBank, a Qualified Loan Review (“QLR”) arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At both December 31, 2025 and 2024, the Bank had no FHLBank term advances outstanding. The Bank had outstanding overnight borrowings of $330.0 and $333.0 million from the FHLBank at December 31, 2025 and 2024, respectively. Because they are overnight borrowings, any outstanding balances are included in short-term borrowings in the Company’s financial statements. The Bank has in the past utilized, and may again utilize, FHLBank advances from time to time to fund loan growth.

The Federal Reserve Bank of St. Louis (“FRBSTL”) has a QLR program whereby the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSTL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or more loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSTL at December 31, 2025 that would have allowed approximately $305.7 million to be borrowed under the QLR program. There were no outstanding borrowings under the QLR program at December 31, 2025 or 2024. The Bank borrowed and repaid $200 million under this arrangement during the year ended December 31, 2025; the facility was not used during 2024.

The FRBSTL also has a Bank Term Funding Program (“BTFP”), which was created in March 2023 to support American businesses and households by making additional funding available to eligible depository institutions to help ensure banks have the ability to meet the needs of all their depositors. The BTFP offered loans of up to one year to depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. In January 2024, the Bank borrowed $180.0 million under the BTFP program. The BTFP borrowing, which matured and was repaid in January 2025, had a fixed interest rate of 4.83%. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $187.7 million at December 31, 2024. The proceeds from these borrowings were primarily used to repay a portion of the Bank’s overnight borrowings from the FHLBank. Once the BTFP borrowing was repaid, the securities pledged were released by the FRBSTL and most of these securities have now been pledged as additional collateral for the FHLBank borrowing line.

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

In November 2006, Great Southern Capital Trust II (“Trust II”), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the

Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 5.72% and 6.43% at December 31, 2025 and 2024, respectively.

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

Amortization of the debt issuance costs during the years ended December 31, 2025, 2024 and 2023, totaled $124,000, $297,000 and $297,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income.

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the years indicated.

	Year Ended December 31, 2025
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$82,362	$61,664	1.88%
Overnight borrowings – FHLBank	425,000	309,137	4.54
Short-term borrowings from Federal Reserve Bank	—	14,959	4.09
Other	1,247	965	—

Total		$386,725	4.09%
Total maximum month-end balance	468,581

	Year Ended December 31, 2024
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$78,777	$75,575	1.86%
Overnight borrowings – FHLBank	333,000	181,287	5.36
Short-term borrowings from Federal Reserve Bank	180,000	175,628	4.85
Other	1,610	1,347	—

Total		$433,837	4.52%
Total maximum month-end balance	578,691

	Year Ended December 31, 2023
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$181,476	$82,218	1.47%
Overnight borrowings – FHLBank	251,000	141,474	5.25
Other	1,610	1,392	—

Total		$225,084	3.87%
Total maximum month-end balance	410,573

The following table sets forth year-end balances and weighted average interest rates of the Company’s other borrowings at the dates indicated.

	December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$48,467	0.88%	$64,444	1.38%	$70,843	1.66%
Overnight borrowings – FHLBank	330,000	3.98	333,000	4.62	251,500	5.64
Short-term borrowings from Federal Reserve Bank	—	—	180,000	4.83	—	—
Collateral held for interest rate swap	—	—	—	—	—	—
Other	928	—	1,247	—	1,610	—

Total	$379,395	3.76%	$578,691	4.32%	$323,453	4.76%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to a capital trust during the years indicated.

	Year Ended December 31,
	2025	2024	2023

	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	6.00%	6.98%	6.74%

The following table sets forth certain information as to the Company’s subordinated debentures issued to a capital trust at the dates indicated.

	December 31,
	2025	2024	2023

	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	5.72%	6.43%	7.24%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the years indicated.

	Year Ended December 31,
	2025	2024	2023

	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$75,000	$74,876	$74,579
Average balance	34,088	74,734	74,430
Weighted average interest rate	5.91%	5.92%	5.94%

The following table sets forth certain information as to the Company’s subordinated notes at the dates indicated.

	December 31,
	2025	2024	2023

	(Dollars In Thousands)

Subordinated notes	$—	$74,876	$74,579
Weighted average interest rate of subordinated debentures	—%	5.90%	5.92%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $168.0 million at December 31, 2025, of its assets in service corporations. At December 31, 2025, the Bank’s total investment in Great Southern Real Estate Development Corporation (“Real Estate Development”) was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2025, the Bank’s total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. (“CDE”) was $713,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2025, the Bank’s total investment in GS, L.L.C. (“GSLLC”) was $43.8 million. GSLLC was formed in 2005 under the laws of the State of Missouri. At December 31, 2025, the Bank’s total investment in GSSC, L.L.C. (“GSSCLLC”) was $21.0 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri. At December 31, 2025, the Bank’s total investment in GSRE Holding, L.L.C. (“GSRE Holding”) was $12.3 million. GSRE Holding was formed in 2009 under the laws of the State of Missouri. At December 31, 2025, the Bank’s total investment in GSRE Holding II, L.L.C. (“GSRE Holding II”) was $958,000. GSRE Holding II was formed in 2009 under the laws of the State of Missouri. At December 31, 2025, the Bank’s total investment in GSRE Holding III, L.L.C. (“GSRE Holding III”) was $-0-. GSRE Holding III was formed in 2012 under the laws of the State of Missouri. At December 31, 2025, the Bank’s total investment in GSTC Investments, L.L.C. (“GSTCLLC”) was $59.4 million. GSTCLLC was formed in 2016 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. In addition, Great Southern has two other subsidiary companies that are not considered service corporations, GSB One, L.L.C. and GSB Two, L.L.C. These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2025 and 2024, Real Estate Development did not hold any real estate assets related to foreclosed property. Real Estate Development had net income of $-0- in each of the years ended December 31, 2025 and 2024.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit and are permissible under Missouri and Kansas law. These include activities such as investing in real estate and investing in other community development entities. CDC also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern. CDC had consolidated net loss of $1,000 in each of the years ended December 31, 2025 and 2024.

GS, L.L.C. GSLLC was organized in 2005. GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSLLC had net income of $1.1 million and a net loss of $1,000 in the years ended December 31, 2025 and 2024, respectively, which primarily resulted from the tax credits utilized by Great Southern and income recognized upon exits from tax credit partnerships.

GSSC, L.L.C. GSSCLLC was organized in 2009. GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had net losses of $108,000 and $2,000 in the years ended December 31, 2025 and 2024, respectively, which primarily resulted from the tax credits utilized by Great Southern.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. At December 31, 2025, GSRE Holding held cash of $6.3 million and real estate assets of $6.0 million. GSRE Holding had net income of $457,000 and $330,000 in the years ended December 31, 2025 and 2024, respectively.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2025 and 2024, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net losses of $2,000 in each of the years ended December 31, 2025 and 2024.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2025 and 2024, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2025 and 2024.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016. GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSTCLLC had net income of $-0- in each of the years ended December 31, 2025 and 2024.

GSB One, L.L.C. At December 31, 2025, the Bank’s total investment in GSB One, L.L.C. (“GSB One”) and GSB Two, L.L.C. (“GSB Two”) was $2.41 billion. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in 1998. Currently, the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in 1998. GSB Two is a real estate investment trust (“REIT”). It holds interests in real estate mortgages transferred from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $80.6 million and $77.2 million in the years ended December 31, 2025 and 2024, respectively.

Competition

The banking industry in the Company’s market areas is highly competitive. In addition to competing with other commercial and savings banks, the Company competes with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms, financial technology “fintech” companies, and many other financial service firms. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits, and customer convenience. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint. The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Of our total branch offices at the end of 2025, approximately 75.8% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2025, was 1.3%, or tenth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2025, were UMB Bank, U.S. Bank, and Bank of America, which had a combined market share of 30.2% (based on FDIC market share deposits). We also have branch offices in the states of Iowa, Kansas, Minnesota, Arkansas and Nebraska, which made up approximately 14.5%, 6.2%, 2.5%, less than 1%, and less than 1% of our total deposit franchise dollars, respectively (based on FDIC market share deposits of June 30, 2025). The Company’s market share in its primary metropolitan statistical areas was as follows at June 30, 2025:

	Number of	Percentage of Total
Metropolitan Statistical Area	Branch Offices	Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	17	13.4%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	6.8%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	3	1.0%	21	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	5	0.6%	26	Principal Bank
St. Louis, MO-IL	17	0.4%	41	U.S. Bank
Kansas City, MO-KS	8	0.3%	42	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	1	0.2%	32	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	86	U.S. Bank

Our most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in our market areas. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and accessible branch, online, mobile and ATM services. In addition, large national brokerage companies offer money market, savings and other investment products which compete with our deposit offerings. Some competitors located outside of our market areas conduct business primarily over the Internet, which may enable them to realize certain savings and offer certain deposit products and services at lower costs or at higher rates and with greater convenience to certain customers. Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

We also depend, from time to time, on outside funding sources, including brokered deposits, where we experience nationwide competition, and Federal Home Loan Bank advances. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. From mid-2022 to mid-2024, the Company increased the interest rates it paid on many deposit products. In the second half of 2024 and in 2025, the Company began selectively lowering interest rates paid on deposit products. The Company has also utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings.

Despite the highly competitive environment and the challenges it presents to us, management believes the Company will continue to be competitive because of its strong commitment to quality customer service, competitive products and pricing, convenient local branches, online and mobile capabilities, and active community involvement.

Employees and Human Capital Resources

At December 31, 2025, the Company and its affiliates had a total of 1,075 employees, including 218 part-time employees, equating to 974 full-time equivalents. None of the Company’s employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

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

Great Southern remains committed and focused on the health and safety of our associates, customers, and communities, especially as COVID-19, influenza and other viruses remain a threat. Company management continues to monitor information related to various impactful viruses, using federal and state guidelines for public safety to manage the threat. The Company also remains focused on the overall wellbeing of its associates and their family members with a comprehensive no cost benefit offered through the Company’s employee assistance program.

Great Southern associates actively share their talents in their communities through leadership roles and volunteer activities in education, economic development, human and health services, and community reinvestment. Our Community Matters program allows each associate to be paid up to 32 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2025, Great Southern associates found creative and meaningful ways to give back to their communities, donating over 6,200 hours in support of more than 300 organizations. Each year, the Bill and Ann Turner Distinguished Community Service Award is presented to a Great Southern associate who demonstrates excellence in volunteer service to their community. Every year, all associates are encouraged to nominate coworkers for this award. An external panel of community leaders reviews the nominees and determines the award winner. In addition to volunteerism, Great Southern associates generously supported their communities in 2025 through monetary donations totaling nearly $56,000.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Currently, the CBLR is 9.0%. On November 25, 2025, the federal banking agencies, including the FDIC, proposed to lower the CBLR to 8%. Institutions and holding companies that fail to meet the qualifying criteria after opting into the CBLR framework would have four reporting periods to meet the qualifying criteria again, provided they maintain a leverage ratio above 7% and have not used the grace period for more than eight of the prior 20 quarters. The federal banking agencies also proposed removing the provisions under the CBLR framework that provided temporary relief for qualifying community banks during the COVID-19 outbreak. The Company and the Bank have chosen to not utilize the CBLR due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

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

Privacy Standards and Cybersecurity. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, the federal banking agencies have adopted a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory fines and penalties, damages from private causes of action and/or reputational harm.

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

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2025, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered “well-capitalized,” a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2025, the Company was “well-capitalized.”

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

Guidance on Commercial Real Estate Concentrations

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and maintaining capital levels commensurate with the level and nature of real estate concentrations. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or total commercial real estate loans (as defined in the guidance) greater than 300% of the Bank’s total capital and an increase in the bank’s commercial real estate portfolio of 50% or more during the prior 36 months. At December 31, 2025 the total outstanding balance of loans for construction, land development, and other land represented 55% of the Bank’s total capital, the total outstanding balance of commercial real estate loans (including multi-family loans) represented 439% of the Bank’s total capital and the commercial real estate portfolio (including multi-family loans) increased 4% during the prior 36 months.

Federal Reserve System

Banks are authorized to borrow from the FRB “discount window” for short periods of time. See “Sources of Funds” above.

Federal Home Loan Bank System

The Bank is a member of the FHLBank of Des Moines, which is one of 11 regional FHLBanks.

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2025, Great Southern had $18.4 million in FHLBank of Des Moines stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 7.91% annually and were 9.75% for the year ended December 31, 2025.

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

Bad Debt Deduction

As of December 31, 2025 and 2024, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million at both December 31, 2025 and December 31, 2024.

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

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2021 are now closed.

No state examinations are in progress at this time. As a result, state tax years through December 31, 2021, with few exceptions, are now closed.

One Big Beautiful Bill Act

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act (“TCJA”). These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. None of these items have significantly impacted our operations or financial statements. The OBBBA also significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes do not currently affect us.

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

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas. Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue. Until the past several years, our greatest concentration of loans and deposits has traditionally been in the greater Springfield area. With a population of approximately 497,000, the greater Springfield area is the third largest metropolitan area in Missouri. At December 31, 2025, approximately $369.9 million, or 8.3%, of our loan portfolio consisted of loans to borrowers in or secured by properties in the Springfield metropolitan area.

In addition to the concentrations in the southwest Missouri area, we now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis metropolitan area. At December 31, 2025, approximately $709.3 million, or 16.0%, of our loan portfolio consisted of loans for apartments and other types of commercial real estate properties in the St. Louis metropolitan area.

Also, we have a significant amount of loans to borrowers in or secured by properties in Texas, primarily through our commercial loan production office in Dallas. At December 31, 2025, approximately $500.7 million, or 11.3%, of our loan portfolio consisted of loans primarily for various types of commercial real estate in Texas.

With the FDIC-assisted transactions that were completed in 2009-2014, we have additional concentrations of loans in the Minneapolis metropolitan area and in Western, Eastern and Central Iowa. At December 31, 2025, approximately $324.1 million, or 7.3%, and $379.0 million, or 8.5%, of our loan portfolio consisted of loans primarily for various types of commercial real estate in Minnesota and Iowa, respectively. In recent years, we have opened commercial loan production offices in Atlanta, Chicago and Denver, and in 2022 we opened commercial loan production offices in Phoenix and Charlotte, North Carolina. We expect loans originated through these offices to result in significant loan balances secured by properties located in Georgia, Illinois, Colorado, Arizona and North Carolina.

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

Inflation rose sharply from the end of 2021 to mid-2024 to levels not seen in more than 40 years. In 2024 and 2025, inflation measures moderated but were still higher than levels targeted by the FRB. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Our commercial and other residential (multi-family) construction, commercial real estate, other residential (multi-family) and other commercial loans accounted for approximately 78.3% of our total loan portfolio as of December 31, 2025. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2025, including completed projects and those under construction, we had $1.52 billion of loans secured by apartments, $336.5 million of loans secured by warehouse facilities, $314.1 million of loans secured by motels/hotels, $297.1 million of loans secured by retail-related projects, $249.0 million of loans secured by healthcare facilities, and $172.7 million of loans secured by office facilities, which are particularly sensitive to certain risks, including the following:

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

We plan to continue to originate commercial real estate and construction loans, including other residential (multi-family) loans, subject to economic and market conditions. From 2008 to 2013, there was not significant demand for these types of loans due to the economic downturn. In more recent years, demand for these types of loans has increased and we expect to continue to originate these types of loans. Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for credit losses. Increased provisions for credit losses would adversely impact our operating results. See “Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending,” “-Other Commercial Lending,” “-Residential Real Estate Lending” and “-Allowance for Losses on Loans and Foreclosed Assets” and “Item 7. Management’s Discussion of Financial Condition and Results of Operations – Non-performing Assets” in this Report.

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

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 66% of our total loan portfolio as of December 31, 2025) have adjustable rates of interest. While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be less able to afford the higher payment amounts, which may result in a higher rate of default. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the FHLBank to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and FHLBank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. Our brokered deposits and term FHLBank advances totaled $663.4 million and $-0-, respectively, at December 31, 2025, compared with $772.1 million and $-0-, respectively, at December 31, 2024. We had overnight borrowings from the FHLBank of $333.0 and $330.0 million at December 31, 2025 and 2024, respectively. We expect to continue to utilize FHLBank advances and overnight borrowings and brokered deposits from time to time as a supplemental funding source.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. If this occurs, our short-term liquidity needs could be negatively impacted. Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity. At December 31, 2025, the Bank owned $18.4 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 9.75% during the fourth quarter of 2025. The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings, which would negatively affect our results of operations.

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

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending (see “Item 1. Business – Government Supervision and Regulation – Guidance on Commercial Real Estate Concentrations”). For purposes of this guidance, “commercial real estate” includes, among other types, other residential (multi-family) loans and non-owner occupied nonresidential loans, two categories which have been a source of loan growth for the Company. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction land development and other land representing 100% or more of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital; or total commercial real estate loans (as defined in the guidance) that exceed 300% of the bank’s tier 1 regulatory capital plus the allowance for loan losses includable in total regulatory capital and the bank’s commercial real estate portfolio has increased by 50% or more during the prior 36 months. Our total commercial real estate loans exceeded the 300% threshold at December 31, 2025.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company's business and results of operations.

The effects of climate change continue to raise significant concerns about the state of the environment. Federal and state policy approaches to climate change continue to evolve, and changes in legislative or regulatory priorities could alter the requirements and expectations placed on businesses, including banks, to address climate-related risks.

The lack of empirical data regarding the financial and credit risks posed by climate change makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolio or reduce the value of that collateral. If our borrower’s insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

Scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

In recent years, companies have faced scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements, or investor or stakeholder expectations and standards, could negatively impact our reputation, our ability to do business with certain partners, and our stock price.

Recent changes in the regulatory landscape and shifting federal priorities have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity, and inclusion (“DEI”). This shift has led to a rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.

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

As of December 31, 2025, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively. Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner. These three Turner family members hold three of the Company’s ten Board positions. As of December 31, 2025, they also collectively beneficially owned approximately 2,090,242 shares of the Company’s common stock (excluding 99,826 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 18.9% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold. Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock. One of these beneficial owners is also a director of the Company.

As of December 31, 2025, one of the Company’s directors, Earl A. Steinert, beneficially owned 939,596 shares of our common stock (excluding 6,000 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 8.5% of total shares outstanding. The shares that can be voted by the Turner family members (1,106,225 shares as of December 31, 2025, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (939,596) total 2,045,821, representing approximately 18.5% of total shares outstanding. While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Cybersecurity and Risk Management

The Company’s cybersecurity risk management processes are integrated into the overall risk management process managed by the Chief Information Officer through reporting of cyber risks to the Information Security Steering Committee (ISSC). The ISSC is chaired by the Managing Director of Information Security, who has 19 years of information technology (IT) and information security experience in the financial services industry. Key metrics are monitored on an ongoing basis by the IT Risk Management and IT Security teams, with oversight by the ISSC. IT Risk Management performs regular information security-focused risk assessments aligned to the Federal Financial Institutions Examination Council standards.

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

Oversight and Identification of Risks Associated with Third Parties

Third Party Risk Management, a component of IT Risk Management, reviews new vendors prior to onboarding to oversee and identify potential risks and performs ongoing monitoring of emerging risks related to third-party service providers. Third-party service provider reviews include completion of a standardized questionnaire and risk reviews for financial, reputation, information security, cybersecurity, and business resiliency risk. These reviews are reported to the Information Technology Steering Committee (ITSC) for approval of new applications. The ITSC is chaired by the Chief Information Officer, who has more than 20 years’ experience in IT management and cybersecurity, predominantly in the financial services industry. IT Risk Management performs contract reviews for security controls and notification processes. IT Risk Management also conducts annual IT risk assessments on critical and high-risk applications.

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

ITEM 2.PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2025, the Company operated 89 retail banking centers and over 200 automated teller machines (“ATMs”) in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas. Of the 89 banking centers, the Company owns 85 of its locations and four were leased for various terms. The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Missouri metropolitan area, with additional concentrations in the Sioux City, Iowa; Des Moines, Iowa; Quad Cities, Iowa; Minneapolis; St. Louis and Kansas City, Missouri metropolitan areas. The ATMs are located at various banking centers and primarily convenience stores and retail centers throughout southwest and central Missouri. At December 31, 2025, the Company also operated seven commercial loan production offices and one mortgage loan production office. The Company owns one of its loan production office locations and seven locations are leased. All buildings that are owned are owned free of encumbrances or mortgages. In the opinion of management, the Company’s facilities are adequate and suitable for the Company’s needs. The aggregate net book value of the Company’s premises and equipment was $133.3 million and $132.5 million at December 31, 2025 and 2024, respectively. See also Note 5 of the accompanying audited financial statements, which are included in Item 8 of this Report.

In January 2026, the Company consolidated operations of its leased Edina, Minn., banking center, located at 3400 W. 66th St., in Edina, Minn., with its banking center at 10880 175th Court in Lakeville, Minn. In the first half of 2026, the Company expects to transition its banking center located at 4700 Mid Rivers Mall Dr. in Cottleville, Mo., to its second drive-thru Express Center location. See “Business Initiatives” section for further discussion of the Company’s banking center changes.

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

One litigation matter in which the Bank is defendant was previously set for trial in the third quarter of 2025. The trial was postponed and has not yet been rescheduled. The court required the plaintiffs to file an amended petition, which they did in October 2025. The Bank has responded to the amended petition by filing a motion to dismiss on various grounds. The plaintiffs allege a breach of fiduciary duty in this matter. At this stage of the proceeding, it is not possible to predict the outcome. However, the Bank believes it will prevail in this matter, and further believes that any loss should be indemnified, in whole or in part, or shared by others.

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

Kevin L Baker. Mr. Baker, age 58, is Vice President and Chief Credit Officer of the Bank. He joined the Bank in 2005 and is responsible for the overall credit approval process, the commercial and consumer loan collection process and the loan documentation and servicing processes. Prior to joining the Bank, Mr. Baker was a lending officer at another commercial bank.

John M. Bugh. Mr. Bugh, age 58, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 61, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland previously practiced as a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Mark A. Maples. Mr. Maples, age 62, is Assistant Secretary of the Company, Vice President and Chief Operations Officer of the Bank, Bank Secrecy Act Officer. He joined the Bank in 2005 and is responsible for all operations functions of the Bank. Prior to assuming his current responsibilities in 2021, Mr. Maples most recently served as the Managing Director of BSA and Loss Prevention of the Bank since 2006. Prior to joining the Bank, Mr. Maples, who has been in the banking industry since 1982, held leadership roles at other commercial financial institutions with experience in retail, data/item processing, compliance/risk management and deposit operations.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is listed on The NASDAQ Global Select Market under the symbol “GSBC.”

As of December 31, 2025, there were 11,062,252 total shares of common stock outstanding and approximately 2,000 stockholders of record.

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

In April 2025, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective during the three months ended September 30, 2025, upon completion of the previously authorized repurchase program.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2025.

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program (1)
October 1, 2025 – October 31, 2025	72,000	$58.731	72,000	856,771
November 1, 2025 – November 30, 2025	116,019	58.163	116,019	740,752
December 1, 2025 – December 31, 2025	53,282	62.680	53,282	687,470
	241,301	59.330	241,301
(1)	Amount represents the number of shares available to be repurchased under the then-current program as of the last calendar day of the month shown.

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	December 31,
	2025	2024	2023	2022	2021

	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$5,598,606	$5,981,628	$5,812,402	$5,680,702	$5,449,944
Loans receivable, net	4,363,691	4,697,330	4,595,469	4,511,647	4,016,235
Allowance for credit losses on loans	64,771	64,760	64,670	63,480	60,754
Available-for-sale securities	523,831	533,373	478,207	490,592	501,032
Held-to-maturity securities	179,200	187,433	195,023	202,495	—
Other real estate and repossessions, net	6,036	5,993	23	233	2,087
Deposits	4,482,774	4,605,549	4,721,708	4,684,910	4,552,101
Total borrowings and other interest- bearing liabilities	405,169	679,341	423,806	366,481	238,713
Stockholders’ equity (retained earnings substantially restricted)	636,126	599,568	571,829	533,087	616,752
Common stockholders’ equity	636,126	599,568	571,829	533,087	616,752
Average loans receivable	4,633,992	4,716,533	4,631,856	4,386,042	4,274,176
Average total assets	5,814,609	5,886,214	5,719,196	5,519,790	5,502,356
Average deposits	4,679,098	4,681,660	4,754,310	4,607,363	4,539,740
Average stockholders’ equity	623,749	585,960	550,920	565,173	627,516
Number of deposit accounts	225,750	228,885	230,697	232,688	229,942
Number of full-service offices	89	89	90	92	93

	For the Year Ended December 31,
	2025	2024	2023	2022	2021

	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$285,460	$297,176	$271,952	$205,751	$186,269
Investment securities and other	28,272	27,522	24,883	21,226	12,404
	313,732	324,698	296,835	226,977	198,673
Interest expense:
Deposits	94,137	109,705	88,757	20,676	13,102
Securities sold under reverse repurchase agreements	1,160	1,407	1,205	324	37
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	14,640	18,222	7,500	1,066	—
Subordinated debentures issued to capital trust	1,547	1,798	1,736	875	448
Subordinated notes	2,015	4,423	4,422	4,422	7,165
	113,499	135,555	103,620	27,363	20,752
Net interest income	200,233	189,143	193,215	199,614	177,921
Provision (credit) for credit losses on loans	—	1,700	2,250	3,000	(6,700)
Provision (credit) for unfunded commitments	45	1,016	(5,329)	3,187	939
Net interest income after provision (credit) for credit losses and provision (credit) for unfunded commitments	200,188	186,427	196,294	193,427	183,682
Non-interest income:
Commissions	1,626	1,227	1,153	1,208	1,263
Overdraft and insufficient funds fees	5,182	5,140	7,617	7,872	6,686
POS and ATM fee income and service charges	13,202	13,586	14,346	15,705	15,029
Net gain on loan sales	3,272	3,779	2,354	2,584	9,463
Net realized loss on sales of available-for-sale securities	—	—	—	(130)	—
Late charges and fees on loans	1,193	512	786	1,182	1,434
Gain (loss) on derivative interest rate products	(62)	(58)	(337)	321	312
Other income	4,639	6,379	4,154	5,399	4,130
	29,052	30,565	30,073	34,141	38,317
Non-interest expense:
Salaries and employee benefits	79,963	78,599	78,521	75,300	70,290
Net occupancy and equipment expense	35,297	32,118	30,834	28,471	29,163
Postage	3,565	3,329	3,590	3,379	3,164
Insurance	4,448	4,622	4,542	3,197	3,061
Advertising	2,929	3,124	3,396	3,261	3,072
Office supplies and printing	953	1,008	1,057	867	848
Telephone	2,797	2,772	2,730	3,170	3,458
Legal, audit and other professional fees	4,166	5,399	7,086	6,330	6,555
Expense (income) on other real estate and repossessions	(518)	(304)	311	359	627
Intangible asset amortization	434	433	286	768	863
Other operating expenses	7,909	10,395	8,670	8,264	6,534
	141,943	141,495	141,023	133,366	127,635

Income before income taxes	87,297	75,497	85,344	94,202	94,364
Provision for income taxes	16,324	13,690	17,544	18,254	19,737
Net income	$70,973	$61,807	$67,800	$75,948	$74,627

	At or For the Year Ended December 31,
	2025	2024	2023	2022	2021

	(Number of Shares In Thousands)
Performance Data and Ratios:

Per Common Share Data:
Basic earnings per common share	$6.23	$5.28	$5.65	$6.07	$5.50
Diluted earnings per common share	6.19	5.26	5.61	6.02	5.46
Cash dividends declared	1.66	1.60	1.60	1.56	1.40
Book value per common share	57.50	51.14	48.44	43.58	46.98

Average shares outstanding	11,397	11,695	11,992	12,517	13,558
Year-end actual shares outstanding	11,062	11,724	11,804	12,231	13,128
Average fully diluted shares outstanding	11,457	11,755	12,080	12,607	13,674

Earnings Performance Ratios:
Return on average assets(1)	1.22%	1.05%	1.19%	1.38%	1.36%
Return on average stockholders’ equity(2)	11.38	10.55	12.31	13.44	11.89
Non-interest income to average total assets	0.50	0.52	0.53	0.62	0.70
Non-interest expense to average total assets	2.44	2.40	2.47	2.42	2.32
Average interest rate spread(3)	3.10	2.76	2.97	3.59	3.22
Year-end interest rate spread	3.18	2.86	2.78	3.63	3.20
Net interest margin(4)	3.67	3.42	3.57	3.80	3.37
Efficiency ratio(5)	61.91	64.40	63.16	57.05	59.03
Net overhead ratio(6)	1.94	1.88	1.94	1.80	1.62
Common dividend pay-out ratio(7)	26.82	30.42	28.52	25.91	25.64

Asset Quality Ratios:
Allowance for credit losses/year-end loans	1.46%	1.36%	1.39%	1.39%	1.49%
Non-performing assets/year-end loans and foreclosed assets	0.18	0.20	0.25	0.08	0.15
Allowance for credit losses/non-performing loans	3,093.15	1,812.48	550.48	1,729.69	1,120.31
Net charge-offs (recoveries)/average loans	(0.00)	0.03	0.02	0.01	0.00
Gross non-performing assets/year end assets	0.15	0.16	0.20	0.07	0.11
Non-performing loans/year-end loans	0.05	0.07	0.25	0.08	0.13

Balance Sheet Ratios:
Loans to deposits	97.34%	101.99%	97.33%	96.30%	88.23%
Average interest-earning assets as a percentage of average interest-bearing liabilities	127.44	126.98	131.11	140.32	139.94

Capital Ratios:
Average common stockholders’ equity to average assets	10.7%	10.0%	9.6%	10.2%	11.4%
Year-end tangible common stockholders’ equity to tangible assets(8)	11.2	9.9	9.7	9.2	11.2
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	14.1	12.8	12.4	11.0	13.4
Total capital ratio	15.3	15.4	15.2	13.5	16.3
Tier 1 leverage ratio	12.2	11.2	11.0	10.6	11.3
Common equity Tier 1 ratio	13.6	12.3	11.9	10.6	12.9
Great Southern Bank:
Tier 1 capital ratio	13.0	12.6	13.1	11.9	14.1
Total capital ratio	14.3	13.9	14.3	13.1	15.4
Tier 1 leverage ratio	11.3	11.0	11.6	11.5	11.9
Common equity Tier 1 ratio	13.0	12.6	13.1	11.9	14.1
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders’ equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Non-GAAP Financial Measure. For additional information, including a reconciliation to GAAP, see “– Non-GAAP Financial Measures.”

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

Factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) the effects of any new or continuing public health issues on general economic and financial market conditions; (iv) fluctuations in interest rates, the effects of inflation or a potential recession, whether caused by Federal Reserve actions or otherwise; (v) the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; (vi) slower or negative economic growth caused by tariffs,changes in energy prices, supply chain disruptions or other factors; (vii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (viii) the possibility of realized or unrealized losses on securities held in the Company’s investment portfolio; (ix) the Company’s ability to access cost-effective funding and maintain sufficient liquidity; (x) fluctuations in real estate values and both residential and commercial real estate market conditions; (xi) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company’s business; (xiv) changes in accounting policies and practices or accounting standards; (xv) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; (xvii) competition; and (xviii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described in this Annual Report on Form 10-K, including, without limitation, those described under “Item 1A. Risk Factors,” subsequent Quarterly Reports on Form 10-Q and other documents filed or furnished from time to time by the Company with the SEC (which are available on our website at www.greatsouthernbank.com and the SEC’s website at www.sec.gov), could affect the Company’s financial performance and cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2025, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2025, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years and have been fully amortized.

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

At December 31, 2025, the amortizable intangible assets consisted of the arena naming rights of $4.3 million. The amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 to the accompanying audited financial statements for additional information.

Based on the Company’s qualitative goodwill impairment testing, management does not believe any of the Company’s goodwill or other intangible assets were impaired as of December 31, 2025. While management believes no impairment existed at December 31, 2025, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the Company’s financial statements to fluctuate rapidly, resulting in material future adjustments to asset values, the allowance for credit losses, or capital that could negatively affect the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the subsequent years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the COVID-19 pandemic in March 2020, which severely affected tourism, labor markets, business travel, immigration, and the global supply chain, among other areas. The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sporting events, retail shops, personal services, and more.

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

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and $1.7 trillion in fiscal 2023. The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid - 2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The federal funds rate range was between 5.25% to 5.50% until mid-September

2024. The target range decreased in December 2025 to 3.50%-3.75%. The Federal Reserve’s action in December 2025 represented the third consecutive rate cut in the latter part of 2025 and 1.75% in total cuts from September 2024.

The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. At December 31, 2025, Core PCE, which excludes food and energy prices, rose 3.0% from one year ago, above the Federal Reserve’s target of 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated January 2026, real GDP grew in the 3rd quarter of 2025 by 4.3% annualized. The new January outlook on GDP growth for 2026 and 2027 is 2.6% and 1.5%, respectively, which is an increase for 2026 from December’s projection of 2.1% and a decrease for 2027, which was 1.9%.

Employment

The national unemployment rate decreased slightly to 4.4% for December 2025 compared to 4.6% for November 2025. The number of unemployed individuals was 7.5 million as of December 2025. Healthcare, social assistance, food services and drinking places and nonfarm payroll employment contributed 115,000 of total job gains in December 2025.

As of December 2025, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 62.4%. The unemployment rate for the Midwest, where the Company conducts most of its business, was unchanged from November 2025 to December 2025 at 4.1%. Unemployment rates for December 2025 in the states where the Company has a branch or a loan production office were: Arizona at 4.3%, Arkansas at 4.2%, Colorado at 3.8%, Georgia at 3.6%, Illinois at 4.6%, Iowa at 3.5%, Kansas at 3.8%, Minnesota at 4.1%, Missouri at 3.9%, Nebraska at 3.0%, North Carolina at 3.9%, and Texas at 4.3%. These rates were relatively unchanged for a majority of the states compared to November 2025.

Single Family Housing

Existing-home sales increased 5.1% in December 2025, compared to November 2025, to a seasonally adjusted annual rate of 4.35 million; year-over-year existing home sales increased 1.4%. In the Midwest, existing-home sales slowed to 2.0% in December 2025 at an annual rate of 2.02 million, up 3.6% from one year earlier.

The median existing-home sales price rose 0.4% from December 2024 to $405,400 in December 2025. The median price in the Midwest was $306,000, up 3.1% from December 2024. The South and West regions reported median price decreases when compared to the prior year of 0.3% and 1.4%, respectively.

Total housing inventory registered at the end of December 2025 was 1.18 million units, down 18.1% from November 2025 and up 3.5% from one year ago. Unsold inventory sat at a 3.3-month supply at the end of December 2025, down from 4.2 months in November 2025 and up 3.2 months in December 2024.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in December 2025 were at a rate of 981,000, 4.1% above the revised figure for November 2025 of $942,000.

Sales of new single‐family houses in December 2025 were at a seasonally adjusted annual rate of 745,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 1.7% below the November 2025 rate of 758,000 and 3.8% above the December 2024 rate of 718,000.

The median sales price of new houses sold in December 2025 was $414,400. This is 4.2% above the November 2025 median price of $397,600. The seasonally‐adjusted estimate of new houses for sale at the end of December 2025 represented a supply of 7.6 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.09% as of January 22, 2026, down from 6.96% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

According to CoStar, the U.S. apartment market's supply-demand dynamic is ready for a rebalancing. Net deliveries in the fourth quarter of 2025 fell below 100,000 units, a decline of more than 30% from the same period a year earlier. After compressing slightly in the first half of 2025, vacancy increased in the second half of the year to its current rate of 8.6%. This prolonged imbalance signals a combination of cooling renter demand and lingering elevated new construction, which will keep vacancy high in the near term. Vacancy rates increased among quality segments, rising to 11.2% for 4- and 5-Star buildings, 8.1 % among 3 Star buildings and 6.1% for 1- & 2-Star buildings. Absorption in upcoming quarters is expected to slowly chip away at the nation's overall vacancy rate, which is forecast to decline from 8.5% at year-end 2025 to 8.4% by the fourth quarter of 2026. While overall vacancy is expected to decline in 2026, stabilized vacancy is forecast to inch upward through the first quarter of 2027, reflecting ongoing efforts to absorb the supply overhang built up over the past two years. This separation, easing overall vacancy alongside continually elevated stabilized vacancy, suggests rent growth improvement may be gradual, with its pace tempered by softness in stabilized communities.

Per CoStar, developers pushed supply to a 40-year high in 2024, with annual net deliveries peaking above 700,000 units in the fourth quarter. Annual supply fell by 25% in 2025 to approximately 523,000 units and is expected to decline by more than 36% in 2026 to approximately 333,000 units, the lowest level since 2014. The effect of the slowdown is not symmetrical across the nation. Phoenix, Atlanta, Houston, and Austin are forecasting significant delivery/supply cuts. Under-construction volumes also fell sharply in the fourth quarter of 2025, including declines of nearly 2,000 units in Austin, and notable reductions in Phoenix. On the opposite side of the spectrum, eleven of the largest 50 markets posted year-over-year increases in deliveries in 2025, with Los Angeles, Boston, and Columbus among the markets with rising supply. Miami and Charlotte lead nationally, with more than 8 percent of existing inventory under construction, the highest ratios in the country per CoStar.

Sale transaction activity, which contracted sharply beginning in 2022, has not only stabilized but accelerated, closing 2025 at approximately $135 billion. The rebound reflects a convergence of easing credit conditions, improved liquidity, and investor expectations after three Federal Reserve rate cuts in 2025. Private investors accounted for more than half of acquisitions in 2025, while institutional managers represented roughly one-quarter. This mixture of buyers illustrates a market where private capital is ample and the most likely to execute value-add and opportunistic strategies, while institutional funding remains selective, favoring cash-flowing strategies in supply constrained submarkets.

Our market areas reflected the following apartment vacancy levels as of December 2025: Springfield, Missouri at 7.0%, St. Louis at 10.4%, Kansas City at 9.1%, Minneapolis at 6.5%, Dallas-Fort Worth at 12.1%, Chicago at 5%, Atlanta at 11.6%, Phoenix at 12.4%, Denver at 12.1% and Charlotte, North Carolina at 12.1%.

An uncertain economic outlook dampened the office sector’s momentum through 2025. The national vacancy rate remained at its all-time high at 14.1% at December 31, 2025. On an encouraging note, supply growth has diminished to a historically low level. Net absorption turned positive in each of the final two quarters of 2025, offsetting occupancy losses earlier in the year. Given the overall improvement in performance, the CoStar forecast anticipates a vacancy plateau through 2026, followed by a gradual decrease. Rent growth is expected to strengthen in 2026, led by premium and Class A buildings.

The demand recovery is complex and variable both across and within the country's major cities, according to CoStar. Only about half of major metro areas have posted occupancy gains in the past 12 months, a historically unique occurrence which indicates the fragmented nature of the market. One obstacle to recovery is the stalling out of office using job growth. The hiring slowdown has been mitigated somewhat by a meaningful increase in office attendance. However, much return-to-office momentum seems to be driven by an increase in in-office work by "hybrid" employees. These attendance and employment trends are now interacting with a lack of desirable new supply in many markets to bring availability meaningfully down. The overall national rate has fallen 100 basis points from its peak at 16.5% in early 2024, with four- and five-star buildings seeing even sharper declines. Slowing construction is a major factor, and one result is that there are now approximately 60 fewer Class A buildings in major markets able to accommodate requirements of 100,000 square feet than there were at the start of 2025.

CoStar reported office asking rents have risen little for approximately the past 5 years. Outside of premium buildings and a few strong warm-weather markets, CoStar projects that effective rents are likely to remain stagnant for the next 12 to 18 months even as nominal rates begin to pick back up.

Investment activity continued to build during 2025, with sales volume reaching $58 billion, a 26% increase from the prior year. The number of office deals that traded during the year were double digits above last year's pace. Even as fundamentals remain fluid, investors are monitoring a potential change in leasing demand. The latter half of 2025 posted the first positive net absorption since 2021 just as the national vacancy rate reached its projected peak. The next several quarters may prove to be a pivotal time for restoring confidence in the office market. If current projections play out, the market could witness the convergence of peaking vacancies, steady leasing activity, a trough in rent growth, and accelerating capital flows. At the same time, the climb in CMBS delinquency rates in recent years is a good reminder that the office recovery is in early stages and will require a multi-year period of incremental progress to fully regain its footing.

As of December 2025, national office vacancy rates remained stable at 14.1%, while our market areas reflected the following vacancy levels: Springfield, Missouri at 4.0%, St. Louis at 10.7%, Kansas City at 10.5%, Minneapolis at 11.8%, Dallas-Fort Worth at 17.9%, Chicago at 17.3%, Atlanta at 16.8%, Denver at 18.1%, Phoenix at 16.4% and Charlotte, North Carolina at 14.2%.

The U.S. retail market experienced a challenging first half of 2025 with store closures and increased bankruptcy filings since 2020. The sector had a positive turn starting in the third quarter of 2025 that continued into the fourth quarter of 2025 with clear signs of stabilization and renewed momentum. The combination of low space availability, steady demand from a diverse array of areas, and minimal new supply should limit the magnitude of any vacancy expansion. The updated forecast calls for move-ins to rise further in the fourth quarter, supporting a stable to improving outlook for absorption and rents. While the balance of risks remains tilted to the downside, the sector's supply-constrained nature and the ongoing shift toward service and experience-based retail continue to reinforce expectations for steady long-term performance.

The share of available space leased each quarter remains elevated, and the median time to lease fell to a new historic low of under 7 months in the third quarter of 2025 (down from 7.3 months for the year and 7.5 months in the first quarter of 2025). Store closures, while a drag on net demand, have provided much-needed supply for expanding tenants. Costar market participants reported exceptionally strong backfill demand for spaces as they became available, with some landlords achieving rent increases of 40% or more on newly leased units. Leasing activity remained limited in number but meaningful in square footage. The following notable entities signed for more than 200,000 SF over the course of the year for 2025, demonstrating that well-located, large format space continues to attract demand when available: Crunch Fitness, The Picklr, Burlington, Hobby Lobby, and Academy Sports.

Rent growth moderated over the course of 2025, reflecting a normalization from the rapid gains seen in the prior two years. Rent performance continues to diverge across markets and segments. Metros in the South and West with strong population and income growth such as Austin, Dallas, and Orlando are outperforming, with annual rent gains of 3–5% or more. In contrast, supply-heavy and slow-growth markets, particularly in the Northeast and Midwest, have lagged, with some even experiencing negative rent growth. High-cost coastal markets are also contending with elevated pass-through costs and slower demand formation, contributing to a performance gap. Looking ahead, rent growth is expected to remain restrained over the next several quarters as the market works through the backlog of space from recent closures. However, much of this space is expected to backfill quickly given the persistent shortage of quality inventory and minimal new construction. As a result, rent growth is forecast to remain in line with recent historical averages. Smaller, well-located spaces and fast-growing metros are expected to continue outperforming, while assets in slower-growth markets face ongoing challenges.

During the fourth quarter of 2025, national retail vacancy rates remained steady at 4.3% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.4%, St. Louis at 4%, Kansas City at 4.3%, Minneapolis at 2.7%, Dallas-Fort Worth at 4.9%, Chicago at 4.9%, Atlanta at 4.3%, Phoenix at 4.6%, Denver at 4.2%, and Charlotte, North Carolina at 3.2%.

Current U.S. industrial market performance continues to favor the tenant, reporting a decade-long high vacancy rate of 7.5%. Deliveries continued to outpace net absorption in 2025 and impending supply additions will pressure vacancy higher, in conjunction with pressure from ongoing concerns regarding consumer spending. Assuming the economy continues to expand, although at a reduced pace, vacancy is forecast to increase through 2026, peaking at around 8%, and begin declining into 2027 as deliveries moderate. The forecast for weaker absorption and higher near-term vacancy reflects a projected slowdown in U.S. retail spending growth, which Oxford Economics expects to remain positive but slow in 2026.

Annual net absorption remains sluggish, measuring 90.1 million SF over the last 12 months; however, it has strengthened in the second half of 2025. Tariffs present a risk to demand for logistics buildings, particularly in major West Coast port-dependent markets, as import traffic and U.S. consumer spending could slow. While industrial building deliveries are set to moderate further as the construction pipeline thins, supply growth will still likely outpace net absorption in upcoming quarters. Industrial tenants remain active, but the pace of new available space listings hitting the market continues to rise, outpacing leasing and raising the U.S. industrial availability rate, which, included under construction supply. Availability increased in most markets across the country. However, smaller spaces continue to lease relatively quickly. Spaces under 50,000 SF had a median month to lease of under 5 months in 2025, compared to 6.2 months for 50,000 to 100,000 SF spaces, and 8 months for spaces over 100,000 SF.

Rents for big-box logistics buildings have declined, while rent growth for small bay buildings remained positive. Rent growth has slowed down from a record gain of over 10% in 2022, diminishing further in 2025 from a 3.2% increase at the end of 2024. Nevertheless, due to the record rent growth achieved from 2021 through 2023, owners in many markets are still able to increase in-place rents when their tenants' long-term leases expire. While concessions were almost nonexistent when the market was booming during 2021 and 2022, three months of free rent are increasingly attainable on 5-to 7-year leases. Elevated vacancy levels will likely continue to restrict landlords' ability to raise rents on large buildings, while weak economic conditions and large rent increases recorded in recent years limit smaller tenants' ability to absorb further sharp increases in rent. Rent growth in 2026 will likely moderate for a third consecutive year due to elevated vacancy, even if net absorption increases gradually. Per CoStar, there is potential for rent growth to accelerate given the limited amount of new supply underway, downside risks to demand from trade disruption and a potential slowdown in U.S. retail spending weigh on the forecast.

For the fourth quarter of 2025, national industrial vacancy was 7.5% while our market areas reflected the following industrial vacancy: Springfield, Missouri at 1.5%, St. Louis at 5.4%, Kansas City at 6%, Minneapolis 4.1%, Dallas-Fort Worth at 8.8%, Chicago at 5.5%, Atlanta at 8.1%, Phoenix at 12.1%, Denver at 8.9% and Charlotte, North Carolina at 9.8%.

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

The Company’s total assets decreased $383.0 million, or 6.4%, from $5.98 billion at December 31, 2024, to $5.60 billion at December 31, 2025. Full details of the current year changes in total assets are provided below, under “Comparison of Financial Condition at December 31, 2025 and December 31, 2024.”

Loans. In the year ended December 31, 2025, the Company’s net loans decreased $333.5 million, or 7.1%, from $4.69 billion at December 31, 2024, to $4.36 billion at December 31, 2025. This decrease was primarily in other residential (multi-family) loans ($161.8 million decrease), construction loans ($96.5 million decrease), one- to four- family residential loans ($51.3 million decrease), and commercial business loans ($41.8 million decrease). The pipeline of loan commitments remained strong at the end of 2025 and decreased slightly compared to the end of 2024. The pipeline of the unfunded portion of construction loans remained strong at the end of 2025 and decreased slightly compared to the end of 2024. As construction projects were completed, the related loans were either paid off or moved from the construction category to the appropriate permanent loan categories. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Until 2025, the Company had experienced total loans receivable balances that were stable to growing over the past few years. Total commercial real estate and commercial construction balances were fairly stable over the past five years. One- to four-family loan totals increased in 2022 and have since decreased each year. Recent significant growth occurred in other residential (multi-family) loans up until 2025; however, other residential (multi-family) loan balances decreased in 2025. Most of Great Southern’s loans are generated in its primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

Of the total loan portfolio at December 31, 2025 and 2024, 92.3% and 92.0%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts. At December 31, 2025 and 2024, commercial real estate and commercial construction loans (excluding multi-family loans) were 38.3% and 36.1% of the Bank’s total loan portfolio, respectively. Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally. At both December 31, 2025 and 2024, loans made in the Springfield, Missouri metropolitan statistical area (Springfield MSA) comprised 8% of the Bank’s total loan portfolio. The Company’s headquarters are located in Springfield and we have operated in this market since 1923. Loans made in the St. Louis metropolitan statistical area (St. Louis MSA) comprised 16% and 17% of the Bank’s total loan portfolio at December 31, 2025 and 2024, respectively. The Company’s expansion into the St. Louis MSA, beginning in May 2009, has provided an opportunity to not only diversify from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition. Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and other residential (multi-family) loans, which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans. For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has been as much as 39% in recent years and was 34% as of December 31, 2025. The majority of the increase in fixed rate loans over the past few years was in commercial real estate, which typically has short durations within our portfolio. Of the total amount of fixed rate loans in our portfolio as of December 31, 2025, approximately 80% mature within the next five years and therefore are not considered to create significant long-term interest rate risk for the Company. The majority of the loans within the portfolio that mature in over five years are one- to four- family residential loans. Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy. As of December 31, 2025, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is generally balanced to modestly positive in an increasing rate environment. For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both December 31, 2025 and 2024, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At both December 31, 2025 and 2024, an estimated 0.4%, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

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

Available-for-sale Securities. Available-for-sale securities decreased $9.6 million, or 1.8%, from $533.4 million at December 31, 2024, to $523.8 million at December 31, 2025. For further information on investment securities, see Note 2 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. Held-to-maturity securities decreased $8.2 million, or 4.4%, from $187.4 million at December 31, 2024, to $179.2 million at December 31, 2025. For further information on investment securities, see Note 2 to the accompanying financial statements contained in this Report.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2025, total deposit balances decreased $122.8 million, or 2.7%. Compared to December 31, 2024, transaction account balances increased $73.2 million and retail certificates of deposit decreased $87.3 million. The increase in transaction accounts was primarily a result of an increase in various money market accounts, as small businesses and individuals appear to be seeking a higher-yielding alternative. Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network and time deposits initiated through internet channels, which experienced a planned decrease as part of the Company’s balance sheet management between funding sources. Brokered deposits, including IntraFi program purchased funds, were $663.4 million at December 31, 2025, a decrease of $108.7 million from $772.1 million at December 31, 2024. The Company uses brokered deposits of select maturities and interest rate characteristics from time to time to supplement its various funding channels and to manage interest rate risk.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $15.9 million, or 24.8%, from $64.4 million at December 31, 2024 to $48.5 million at December 31, 2025. These balances fluctuate over time based on customer demand for this product.

Short-Term Borrowings and Other Interest-bearing Liabilities. The Company’s FHLBank term advances were $-0- at both December 31, 2025 and December 31, 2024. At December 31, 2025 and 2024, overnight borrowings from the FHLBank were $330.0 million and $333.0 million, respectively, which are included in short-term borrowings.

Short-term borrowings and other interest-bearing liabilities decreased $183.3 million from $514.2 million at December 31, 2024 to $330.9 million at December 31, 2025. The Company may utilize overnight borrowings and short-term FHLBank advances, depending on relative interest rates. In addition, as of December 31, 2024, the Company had utilized BTFP borrowings of $180.0 million from FRBSTL, which were repaid in full in 2025.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% in December 2015, the FRB had last changed interest rates in December 2008. This was the first rate increase since September 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning in December 2016 through December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023 the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented rate decreases of 0.25% in each of September, October, and December 2025, respectively. At December 31, 2025 the Federal Funds rate was 3.75%. Financial markets now expect the possibility of further decreases in Federal Funds interest rates in 2026 to be mixed, if any, with potential cuts of only 0.25% at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.58 billion at December 31, 2025) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after December 31, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($654.1 million at December 31, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. At December 31, 2025, nearly all of these SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate. We expect the majority of these SOFR and “prime rate” loans to move fully with future market interest rate decreases, as many of these loans have floor rates well below their current index rate.

A rate cut by the FRB generally would be expected to have an immediate negative impact on the Company’s interest income on loans due to the large total balance of loans tied to the SOFR indexes or the “prime rate” index that will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. There may also be a negative impact on the Company’s net interest income if the Company is unable to significantly lower its funding costs due to a highly competitive rate environment for deposits, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based and prime-based loans.

As of December 31, 2025, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. Deposit and other funding costs moderated a bit in late 2024 as the FRB cut the federal funds rate. Deposit and other funding costs further moderated in late 2025 as the FRB cut the federal funds rate three times, but competition for deposits remains significant. For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-interest Income and Non - interest (Operating) Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2025 and 2024.”

Business Initiatives

The Company maintains its focus on technology initiatives and advancements with its current core provider. Several projects to improve customer-facing online services and delivery continue to move forward. These investments in both foundational projects and a heightened customer experience continue to foster an organizational emphasis on innovation and forward progress.

The Company’s banking centers and loan production offices are consistently reviewed to measure performance and ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and loan production offices and invest resources where customer demand leads, and from time to time, consolidate offices or even exit markets when conditions dictate.

The following changes were initiated in 2025 and early 2026:

●	The Company installed 10 ITM units in the St. Louis, Mo. market, replacing existing end-of-life ATM units. The ITMs, all located at banking center locations, offer customers live teller services, extended banking hours, and services beyond those traditionally available via an ATM.
●	Great Southern’s new banking center at 723 N. Benton Ave. in Springfield, Mo., opened October 20, 2025, replacing an existing branch. The new facility, designed as a next-generation banking center, features customer-centered designs, tools, and technology, and will allow the Company to test new processes and innovations. The location is one of 12 banking centers the Company operates in Springfield, in addition to a drive-thru Express Center.
●	In January 2026, the Company consolidated operations of its Edina, Minn., banking center, located at 3400 W. 66th St., in Edina, Minn., with its banking center at 10880 175th Court in Lakeville, Minn. Great Southern operates two additional banking centers in the greater Minneapolis area. A 24-hour deposit ATM will remain at the Edina location to serve customers.
●	The Company expects to transition its banking center located at 4700 Mid Rivers Mall Dr. in Cottleville, Mo., to its second drive-thru Express Center location in Spring 2026. This will be the Company's first Express Center in the St. Louis, Mo., market. In addition to the Cottleville location, the Company operates 17 other locations in the St. Louis metro region.

Effect of Federal Laws and Regulations

Federal legislation and regulation significantly affect the operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated banking organizations such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank. For additional information, see “Item 1. Business—Government Supervision and Regulation.”

Recent Accounting Pronouncements

See Note 1 to the accompanying audited financial statements, which are included in Item 8 of this Report, for a description of recent accounting pronouncements including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

During the year ended December 31, 2025, total assets decreased by $383.0 million, or 6.4%, to $5.60 billion. The decrease was primarily attributable to decreases in net loans receivable, which are further described below.

Cash and cash equivalents were $189.6 million at December 31, 2025, a decrease of $6.2 million, or 3.2%, from $195.8 million at December 31, 2024. This decrease was primarily due to a $12.9 million decrease in interest-bearing deposits at the FRBSTL.

The Company’s available-for-sale securities decreased $9.6 million, or 1.8%, compared to December 31, 2024. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations, partially offset by increases in the fair value of securities due to declining market interest rates. Net proceeds from payments received were primarily used to reduce borrowings. The available-for-sale securities portfolio was 9.4% and 8.9% of total assets at December 31, 2025 and 2024, respectively.

The Company’s held-to-maturity securities decreased $8.2 million, or 4.4%, compared to December 31, 2024. The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. Net proceeds from payments received were primarily used to reduce borrowings. The held-to-maturity securities portfolio was 3.2% and 3.1% of total assets at December 31, 2025 and 2024, respectively.

Net loans decreased $333.5 million, or 7.1%, from December 31, 2024, to $4.36 billion at December 31, 2025. This decrease was primarily due to decreases in other residential (multi-family) loans of $161.8 million, construction loans of $96.5 million, one- to four-family residential loans of $51.3 million and commercial business loans of $41.8 million. The pipeline of loan commitments and the unfunded portion of construction loans remained strong at December 31, 2025. As construction projects were completed, the related loans were either paid off or moved from the construction category to the appropriate permanent loan categories.

Total liabilities decreased $419.6 million from $5.38 billion at December 31, 2024 to $4.96 billion at December 31, 2025. The decrease was primarily due to decreases in short-term borrowings from FHLBank, the repayment of the borrowings under the FRBSTL BTFP program, the repayment of the subordinated notes and decreases in brokered deposits.

Total deposits decreased $122.8 million, or 2.7%, from $4.61 billion at December 31, 2024 to $4.48 billion at December 31, 2025. Transaction account balances increased $73.2 million, from $3.06 billion at December 31, 2024 to $3.13 billion at December 31, 2025. Retail certificates of deposit decreased $87.3 million compared to December 31, 2024, to $688.4 million at December 31, 2025. Increases in transaction account balances were primarily in certain money market account types. Total interest-bearing checking increased $74.7 million and non-interest-bearing demand deposit accounts decreased $1.4 million. Customer retail time deposits initiated through our banking center network decreased $87.8 million and time deposits initiated through our national internet network decreased $6.3 million. Customer deposits at December 31, 2025 and December 31, 2024, totaling $11.7 million and $5.0 million, respectively, were part of the IntraFi Network Deposits program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits decreased $108.7 million to $663.4 million at December 31, 2025, compared to $772.1 million at December 31, 2024. In 2024, brokered deposits were utilized to fund growth in outstanding loans and investment securities and to offset reductions in balances in other deposit categories. As net loans receivable decreased in 2025, a portion of these brokered deposits were not renewed at maturity. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at December 31, 2025, $450.0 million were floating rate deposits which adjust daily based on the effective federal funds rate index.

The Company’s term Federal Home Loan Bank advances were $-0- at both December 31, 2025 and 2024. At December 31, 2025 and 2024, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company maintains the flexibility to utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities decreased $183.3 million, or 35.6%, from $514.2 million at December 31, 2024 to $330.9 million at December 31, 2025. The short-term borrowings included overnight FHLBank borrowings of $330.0 million at December 31, 2025, compared to $333.0 million at December 31, 2024. In January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing was repaid in full in January 2025. These short-term borrowings were primarily used to purchase new investment securities and originate loans in 2024. In 2025, as net loans receivable decreased, borrowings were repaid.

Securities sold under reverse repurchase agreements with customers decreased $15.9 million, or 24.8%, from $64.4 million at December 31, 2024 to $48.5 million at December 31, 2025. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $36.5 million, or 6.1%, from $599.6 million at December 31, 2024 to $636.1 million at December 31, 2025. The Company recorded net income of $71.0 million for the year ended December 31, 2025. In addition, total stockholders’ equity increased $6.7 million due to the issuance of the Company’s common stock upon stock option exercises. Accumulated other comprehensive income increased $22.2 million due to increases in the fair value of investment securities and the fair value of cash flow hedges, as a result of decreasing short-term and intermediate-term market interest rates, which generally increased the fair value of the investment securities and interest rate swaps. Partially offsetting these increases, total stockholders’ equity decreased $44.5 million due to repurchases of the Company’s common stock, and dividends declared on common stock, which also decreased total stockholders’ equity, were $18.8 million.

Results of Operations and Comparison for the Years Ended December 31, 2025 and 2024

General

Net income increased $9.2 million, or 14.8%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. Net income was $71.0 million for the year ended December 31, 2025 compared to $61.8 million for the year ended December 31, 2024. This increase was primarily due to an increase in net interest income of $11.1 million, or 5.9%, and a decrease in provision for credit losses on loans and unfunded commitments of $2.7 million, partially offset by an increase in provision for income taxes of $2.6 million, or 19.2%, and a decrease in non-interest income of $1.5 million, or 5.0%.

Total Interest Income

Total interest income decreased $11.0 million, or 3.4%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to an $11.7 million decrease in interest income on loans, partially offset by a $750,000 increase in interest income on investment securities and other interest-earning assets. Interest income on loans decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to lower average rates of interest on loans and due to lower average loan balances. Interest income from investment securities and other interest-earning assets increased during the year ended December 31, 2025 compared to the year ended December 31, 2024, due to higher average balances and higher average rates of interest on investment securities.

Interest Income – Loans

During the year ended December 31, 2025 compared to the year ended December 31, 2024, interest income on loans decreased $11.7 million. Of the $11.7 million decrease in interest income on loans, $6.6 million was due to a decrease in average yield on loans, from 6.30% during the year ended December 31, 2024 to 6.16% during the year ended December 31, 2025. This decrease was primarily due to a reduction in the federal funds rate in late 2024 and again during 2025. The remaining decrease in interest income on loans of $5.2 million was due to lower average loan balances, which fell from $4.72 billion during the year ended December 31, 2024, to $4.63 billion during the year ended December 31, 2025. Since the end of 2022, loan originations and net loan growth have been muted; however, some loan growth has come as a result of the funding of previously approved but unfunded balances on construction loans. Loan payoffs increased in 2025, which reduced net loan growth.

In October 2018, the Company entered into an interest rate swap transaction which was terminated in March 2020. Upon termination, the Company received $45.9 million, inclusive of accrued but unpaid interest, from its swap counterparty. The net amount, after deducting accrued interest and deferred income taxes, was accreted to interest income on loans monthly until the originally scheduled termination date of October 6, 2025. After this date, the Company no longer had the benefit of that income from the terminated swap. The Company recorded interest income related to the interest rate swap of $6.2 million and $8.1 million in the years ended December 31, 2025 and 2024, respectively.

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a contractual termination date of March 1, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the year ended December 31, 2024. As this interest rate swap reached its contractual termination date of March 1, 2024, there was no further interest income impact related to this swap after that date.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $6.6 million and $10.4 million in the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, the USD-Prime rate was 6.75% and the one-month USD-SOFR OIS rate was 3.78659%.

If market interest rates remain near their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $1.8 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. Interest income on investments increased $1.5 million as a result of higher average interest rates, from 3.13% during the year ended December 31, 2024, to 3.34% during the year ended December 31, 2025. Average balances increased from $719.6 million during the year ended December 31, 2024, to $727.5 million during the year ended December 31, 2025, increasing interest income by $252,000. Average balances of securities increased primarily due to investment securities purchases in 2025 and mid-year 2024, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

Interest income on other interest-earning assets decreased $1.0 million in the year ended December 31, 2025, compared to the year ended December 31, 2024. Average interest rates fell from 5.09% during the year ended December 31, 2024, to 4.10% during the year ended December 31, 2025, resulting in a decrease of $966,000 in interest income. This decrease in rate was due to reductions in market interest rates in late 2024 and late 2025, resulting in lower rates paid on deposits at the FRB. Interest income decreased $73,000 as a result of a decrease in average balances, from $98.6 million during the year ended December 31, 2024, to $97.1 million during the year ended December 31, 2025.

Total Interest Expense

Total interest expense decreased $22.1 million, or 16.3%, during the year ended December 31, 2025, when compared with the year ended December 31, 2024, due to a decrease in interest expense on deposits of $15.6 million, or 14.2%, a decrease in interest expense on short-term borrowings of $3.6 million, or 19.7%, a decrease in interest expense on subordinated notes of $2.4 million, or 54.4%, a decrease in interest expense on securities sold under reverse repurchase agreements of $247,000, or 17.6%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $251,000, or 14.0%.

Interest Expense – Deposits

Interest expense on demand and savings deposits decreased $6.7 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024. Average rates of interest on these accounts decreased from 1.71% in the year ended December 31, 2024 to 1.40% in the year ended December 31, 2025, resulting in a $7.0 million decrease in interest expense. Interest rates paid on demand deposits were lower in 2025 due to the Company strategically lowering rates throughout the year, as market rates decreased. Partially offsetting this decrease, the average balances of demand and savings deposits increased from $2.23 billion in the year ended December 31, 2024 to $2.25 billion in the year ended December 31, 2025, resulting in an increase in interest expense on demand and savings deposits of $283,000.

Interest expense on time deposits decreased $9.0 million during the year ended December 31, 2025 when compared to the year ended December 31, 2024. Interest expense on time deposits decreased $4.5 million as a result of a decrease in average rates of interest from 3.93% in the year ended December 31, 2024, to 3.37% in the year ended December 31, 2025. The average balance of time deposits decreased from $866.5 million during the year ended December 31, 2024 to $744.1 million in the year ended December 31, 2025, resulting in a decrease in interest expense of $4.5 million. A large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly; this is consistent with the portfolio term over the past several years. Market interest rates decreased in late 2024 and in 2025 as the FOMC reduced the federal funds rate. Competition for time deposits remains significant in our market areas, and upon maturity, a portion of these deposits may be redeemed by customers.

Interest expense on brokered deposits increased $125,000 during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The average balance of brokered deposits increased from $729.3 million during the year ended December 31, 2024 to $847.6 million during the year ended December 31, 2025, resulting in an increase in interest expense of $795,000 during the year. Partially offsetting this increase, interest expense on brokered deposits decreased $670,000 due to average rates of interest that decreased from 5.15% in the year ended December 31, 2024 to 4.44% in the year ended December 31, 2025. Brokered deposits added throughout 2025 were at lower market rates than brokered deposits previously issued as the federal funds rate decreased. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk. A portion of the Company’s brokered deposits are floating rate, and the rate resets with changes to the effective federal funds rate.

As of December 31, 2025, time deposit maturities over the next 12 months were as follows: within three months — $591.3 million, with a weighted-average rate of 3.53%; within three to six months — $262.9 million, with a weighted-average rate of 3.13%; and within six to twelve months — $38.7 million, with a weighted-average rate of 1.87%. Based on time deposit market rates in December 2025, replacement rates for these maturing time deposits are likely to be approximately 2.70-3.10%, depending on term.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2025 and 2024. FHLBank overnight borrowings were utilized in 2025 and 2024, and are included in short-term borrowings.

Interest expense on reverse repurchase agreements decreased $247,000 during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The average balance of repurchase agreements decreased from $75.6 million in the year ended December 31, 2024 to $61.7 million in the year ended December 31, 2025, due to fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $319,000 during the year. Interest expense on reverse repurchase agreements increased $72,000 due to higher average interest rates during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The average rate of interest was 1.86% for the year ended December 31, 2024 compared to 1.88% for the year ended December 31, 2025, due to changes in the mix of customer balances in these products.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank and BTFP borrowings from FRBSTL) and other interest-bearing liabilities decreased $3.6 million during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 5.09% for the year ended December 31, 2024 to 4.50% for the year ended December 31, 2025, resulting in a decrease in interest expense of $2.0 million during the year. Interest rates on these borrowings decreased after the federal funds rate was cut in late 2024 and during 2025. Interest expense on short-term borrowings and other interest-bearing liabilities decreased $1.6 million due to lower average balances during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The average balance of short-term borrowings and other interest-bearing liabilities decreased from $358.3 million in the year ended December 31, 2024 to $325.1 million in the year ended December 31, 2025. The Company chose to utilize more brokered deposits versus short-term borrowings in 2025.

During the year ended December 31, 2025, compared to the year ended December 31, 2024, interest expense on subordinated debentures issued to capital trusts decreased $251,000 due to lower average interest rates. The average interest rate was 6.98% in the year ended December 31, 2024, compared to 6.00% in the year ended December 31, 2025. The subordinated debentures are variable-rate debentures, which bear interest at an average rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 5.72% at December 31, 2025. There was no change in the average balance of the subordinated debentures between 2024 and 2025.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs were amortized over the expected life of the notes, which was five years from the issuance date, impacting the overall interest expense on the notes. On June 15, 2025, the Company redeemed all $75.0 million aggregate principal amount of these subordinated notes. Interest expense on subordinated notes decreased $2.4 million when compared to 2024, due to the redemption of the subordinated notes during 2025.

Net Interest Income

Net interest income for the year ended December 31, 2025 increased $11.1 million, or 5.9%, to $200.2 million, compared to $189.1 million for the year ended December 31, 2024. Net interest margin was 3.67% for the year ended December 31, 2025, compared to 3.42% for the year ended December 31, 2024, an increase of 25 basis points. The Company experienced a decrease in interest income on loans and a slight increase in interest income on investments and other interest-earning assets, along with decreases in interest expense on deposits, short-term borrowings, subordinated notes, subordinated debentures issued to capital trust and repurchase agreements.

The Company’s overall interest rate spread increased 34 basis points, or 12.3%, from 2.76% during the year ended December 31, 2024, to 3.10% during the year ended December 31, 2025. The increase in interest rate spread was due to a 46 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 12 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two years, the yield on loans decreased 14 basis points, the yield on investment securities increased 21 basis points and the yield on other interest-earning assets decreased 99 basis points. The rate paid on deposits decreased 42 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 59 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 98 basis points and the rate paid on reverse repurchase agreements increased two basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics.

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

During the year ended December 31, 2025, the Company did not record a provision expense on its portfolio of outstanding loans, compared to a provision expense of $1.7 million for the year ended December 31, 2024. The Company experienced net recoveries of $11,000 for the year ended December 31, 2025 compared to net charge offs of $1.6 million for the year ended December 31, 2024.

The Company recorded a provision for losses on unfunded commitments of $45,000 for the year ended December 31, 2025, compared to a provision of $1.0 million for the year ended December 31, 2024. The level of provisions for unfunded commitments is primarily related to the increases and decreases in the balance of unfunded commitments.

The Bank’s allowance for credit losses as a percentage of total loans was 1.46% and 1.36% at December 31, 2025 and 2024, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2025, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional credit loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Non-performing assets at December 31, 2025, were $8.1 million, a decrease of $1.5 million from $9.6 million at December 31, 2024. Non-performing assets as a percentage of total assets were 0.15% at December 31, 2025, compared to 0.16% at December 31, 2024. Compared to December 31, 2024, non-performing loans decreased $1.5 million to $2.1 million at December 31, 2025, and foreclosed assets increased $43,000, remaining at $6.0 million at December 31, 2025.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2025, was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	464	—	—	—	—	—	(464)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,631	1,017	(21)	—	(69)	—	(1,492)	2,066
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	77	—	—	—	(77)	—	—	—
Commercial business	384	—	—	—	—	(135)	(249)	—
Consumer	17	58	—	—	—	(9)	(38)	28
Total non-performing loans	$3,573	$1,075	$(21)	$—	$(146)	$(144)	$(2,243)	$2,094

At December 31, 2025, the non-performing one-to four-family residential category included six loans, three of which were added during 2025. The largest relationship in this category, totaling $821,000, was added to nonperforming loans during 2024, and is collateralized by multiple low-income single-family residential properties in New Orleans, La. This relationship was resolved through a sheriff’s sale of the assets in the first quarter of 2026, with no loss anticipated. Collateral for another unrelated loan in this category, a condominium in Florida totaling $614,000, was foreclosed upon in the first quarter of 2026. During 2025, non-performing one- to four-family residential loans experienced four loan pay-offs totaling $1.5 million. The only loan in the non-performing land development category at the beginning of 2025 paid off during the year. Additionally, there were two loans in the non-performing commercial business category at the beginning of 2025. One of these loans paid off and the other was charged off during 2025. The non-performing consumer category included three loans at December 31, 2025.

Other Real Estate Owned and Repossessions. All of the $6.0 million of other real estate owned and repossessions at December 31, 2025 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the year ended December 31, 2025, was as follows:

	Beginning					Ending
	Balance,			Capitalized		Balance,
	January 1	Additions	Sales	Costs	Write-Downs	December 31

(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	69	(69)	—	—	—
Other residential (multi-family)	—	—	—	—	—	—
Commercial real estate	5,960	76	—	—	(11)	6,025
Commercial business	—	—	—	—	—	—
Consumer	33	101	(123)	—	—	11
Total foreclosed assets and repossessions	$5,993	$246	$(192)	$—	$(11)	$6,036

At December 31, 2025, the commercial real estate category of foreclosed assets consisted of two foreclosed properties, the largest of which, totaling $6.0 million, consisted of an office building located in Clayton, Mo and was foreclosed upon in 2024. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Potential Problem Loans. Potential problem loans decreased $5.7 million during the year ended December 31, 2025, from $7.1 million at December 31, 2024 to $1.4 million at December 31, 2025. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the year ended December 31, 2025, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers	Foreclosed			Ending
	Balance,	to Potential	Potential	to Non-	Assets and			Balance,
	January 1	Problem	Problem	Performing	Repossessions	Charge-Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,202	1,464	(1,421)	—	—	(9)	(57)	1,179
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	4,331	—	(4,297)	—	—	—	(34)	—
Commercial business	—	33	—	—	—	(32)	(1)	—
Consumer	1,529	268	(1,511)	—	(2)	(31)	(42)	211
Total potential problem loans	$7,062	$1,765	$(7,229)	$—	$(2)	$(72)	$(134)	$1,390

At December 31, 2025, the one- to four-family residential category of potential problem loans included 14 loans, seven of which were added during 2025. The largest relationship in this category totaled $262,000 and was added during the current year. It is collateralized by a single-family residential property in the St. Louis area. During 2025, one loan relationship in the one- to four-family residential category ($963,000), which was reclassified from the consumer category, was upgraded from the substandard category to non-classified, removing it from potential problem loan status. During 2025, one loan relationship in the commercial real estate ($4.3 million) and consumer ($784,000) categories was upgraded from the substandard category to the special mention category, removing it from potential problem loan status. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The consumer category of potential problem loans included 15 loans, nine of which were added during 2025.

Loans Categorized as “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. See Note 3 for further discussion of the Company’s loan grading system.

Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $4.6 million, from $15.9 million at December 31, 2024 to $20.5 million at December 31, 2025, due to the addition of four loans totaling $11.1 million, partially offset by loans totaling $4.8 million being downgraded during 2025 and net payments on “Watch” loans totaling $1.7 million. Of the total loans added to the “Watch” category, one relationship totaled $10.5 million and is collateralized by a senior residential healthcare facility in Florida.

While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets does not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the year ended December 31, 2025, loans classified as “Special Mention” increased $33.3 million, from $1.5 million at December 31, 2024 to $34.8 million at December 31, 2025, due to the addition of three loan relationships totaling $34.7 million, partially offset by payoffs of $1.4 million during 2025. The largest relationship added to the “Special Mention” category totaled $24.8 million and is collateralized by a multi-family housing project in Denver, Colorado. The second relationship totaled $5.2 million and is collateralized by three nursing facilities in the Springfield, Missouri area. This relationship was upgraded from the “Substandard” category. The third relationship totaled $4.8 million and was downgraded from the “Watch” category and is collateralized by a golf course, clubhouse and other amenities in the Springfield, Missouri area.

Non-Interest Income

Non-interest income for the year ended December 31, 2025 was $29.1 million compared to $30.6 million for the year ended December 31, 2024. The decrease of $1.5 million, or 5.0%, was primarily as a result of the following items:

Other income: Other income decreased $1.7 million compared to the prior year. In 2024, the Company recorded $2.7 million of other income, net of expenses and write-offs, related to the termination of the Master Agreement between the Company and a third-party software vendor for the proposed conversion of the Company’s core banking platform. This amount represented the elimination of certain deferred credits and other liabilities, along with the write-off of certain capitalized hardware, software and other assets, that previously had been recorded as part of the preparation to convert to the intended new core-banking platform, with no similar activity in 2025. In 2025, the Company recorded income of $1.1 million related to exits from, and other activities of, its investments in tax credit partnerships, with no similar activity in 2024.

Net gains on loan sales: Net gains on loan sales decreased $507,000 during 2025 compared to 2024. The decrease was due to a decrease in the balance of fixed-rate single-family mortgage loans originated and sold in 2025 compared to 2024. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Late charges and fees on loans: Late charges and fees on loans increased $681,000 during 2025 compared to 2024. This increase was primarily due to prepayment fees on a few large commercial real estate loans, which paid off in 2025.

Non-Interest Expense

Total non-interest expense increased $448,000, or 0.3%, from $141.5 million in the year ended December 31, 2024, to $141.9 million in the year ended December 31, 2025. The Company’s efficiency ratio for the year ended December 31, 2025 was 61.91%, compared to 64.40% for 2024. The Company’s ratio of non-interest expense to average assets was 2.44% for the year ended December 31, 2025 compared to 2.40% for the year ended December 31, 2024. Average assets for the year ended December 31, 2025, decreased $71.6 million, or 1.2%, from the year ended December 31, 2024, primarily due to decreases in average net loans receivable.

The following were significant items related to the change in non-interest expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

Net occupancy and equipment expense: Net occupancy expenses increased $3.2 million, or 9.9%, in 2025 from 2024. Various components of computer license and support expenses, related to upgrades of core systems capabilities and disaster recovery site, collectively increased by $1.9 million in 2025 compared to 2024. During 2025, the Company recorded expenses totaling $287,000 related to adjustments to asset values for branch closures and certain leased facilities. Also, during 2025, the Company recorded a total of $935,000 of seasonal expenses for snow removal and parking lot repairs, compared to $682,000 in 2024.

Salaries and employee benefits: Salaries and employee benefits increased $1.4 million, or 1.7%, in 2025 from 2024. Much of this increase related to normal annual merit increases in various lending and operations areas.

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $1.2 million, or 22.8%, from the prior year, to $4.2 million. In 2024, the Company expensed a total of $2.0 million related to training and implementation costs for the intended core systems conversion and professional fees to consultants engaged to support the Company’s proposed related transition of core and ancillary software and information technology systems, compared to $105,000 expensed in 2025. This decrease in expense was partially offset by an increase in legal fees related to certain corporate matters along with loan collection activities.

Other operating expenses: Other operating expenses decreased $2.5 million, or 23.9%, from the prior year. In 2024, the Company recorded expenses totaling $600,000 related to the resolution of compliance matters. Also in 2024, the Company expensed $2.0 million due to developments related to a litigation/contract dispute matter. In 2025, there were no similar expenses recorded for these matters.

Provision for Income Taxes

For the years ended December 31, 2025 and 2024, the Company’s effective tax rate was 18.7% and 18.1%, respectively. These effective rates were below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.5% to 19.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were $4.1 million, $4.6 million and $5.7 million for 2025, 2024 and 2023, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31,	Year Ended			Year Ended			Year Ended
	2025	December 31, 2025			December 31, 2024			December 31, 2023
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.26%	$813,379	$34,420	4.23%	$866,735	$34,841	4.02%	$905,102	$33,693	3.72%
Other residential	6.33	1,510,317	103,941	6.88	1,213,729	88,364	7.28	822,955	56,274	6.84
Commercial real estate	5.91	1,499,154	92,493	6.17	1,514,012	94,094	6.21	1,493,130	87,670	5.87
Construction	6.16	437,153	30,788	7.04	694,724	52,841	7.61	908,558	65,999	7.26
Commercial business (1)	5.60	204,666	13,383	6.54	256,140	16,644	6.50	320,462	19,191	5.99
Other loans	6.03	169,323	10,435	6.16	171,193	10,392	6.07	181,649	9,125	5.02

Total loans receivable	5.76	4,633,992	285,460	6.16	4,716,533	297,176	6.30	4,631,856	271,952	5.87

Investment securities (1)	3.13	727,548	24,290	3.34	719,553	22,501	3.13	685,496	19,942	2.91
Interest-earning deposits in other banks	3.52	97,141	3,982	4.10	98,594	5,021	5.09	98,049	4,941	5.04

Total interest-earning assets	5.39	5,458,681	313,732	5.75	5,534,680	324,698	5.87	5,415,401	296,835	5.48
Non-interest-earning assets:
Cash and cash equivalents		97,967			96,687			90,881
Other non-earning assets		257,961			254,847			212,914
Total assets		$5,814,609			$5,886,214			$5,719,196

Interest-bearing demand and savings	1.20	$2,245,013	31,405	1.40	$2,228,614	38,140	1.71	$2,202,242	28,579	1.30
Time deposits	3.13	744,116	25,073	3.37	866,456	34,031	3.93	991,202	29,459	2.97
Brokered deposits	3.80	847,632	37,659	4.44	729,268	37,534	5.15	611,821	30,719	5.02
Total deposits	2.04	3,836,761	94,137	2.45	3,824,338	109,705	2.87	3,805,265	88,757	2.33
Securities sold under reverse repurchase agreements	0.88	61,664	1,160	1.88	75,575	1,407	1.86	82,218	1,205	1.47
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3.98	325,061	14,640	4.50	358,262	18,222	5.09	142,866	7,500	5.25
Subordinated debentures issued to capital trust	5.72	25,774	1,547	6.00	25,774	1,798	6.98	25,774	1,736	6.74
Subordinated notes	—	34,088	2,015	5.91	74,734	4,423	5.92	74,430	4,422	5.94

Total interest-bearing liabilities	2.21	4,283,348	113,499	2.65	4,358,683	135,555	3.11	4,130,553	103,620	2.51
Non-interest-bearing liabilities:
Demand deposits		842,337			857,322			949,045
Other liabilities		65,175			84,249			88,678
Total liabilities		5,190,860			5,300,254			5,168,276
Stockholders’ equity		623,749			585,960			550,920
Total liabilities and stockholders’ equity		$5,814,609			$5,886,214			$5,719,196

Net interest income:
Interest rate spread	3.18%		$200,233	3.10%		$189,143	2.76%		$193,215	2.97%
Net interest margin*				3.67%			3.42%			3.57%
Average interest-earning assets to average interest- bearing liabilities		127.4%			127.0%			131.1%

*Defined as the Company’s net interest income divided by total interest-earning assets.

(1)

Of the total average balance of investment securities, average tax-exempt investment securities were $53.0 million, $56.9 million and $56.0 million for 2025, 2024 and 2023, respectively. In addition, average tax-exempt industrial revenue bonds were $9.7 million, $10.6 million and $13.9 million in 2025, 2024 and 2023, respectively. Interest income on tax-exempt assets included in this table was $2.3 million, $2.2 million and $2.4 million for 2025, 2024 and 2023, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.3 million, $1.8 million and $2.1 million for 2025, 2024 and 2023, respectively.

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

	Year Ended			Year Ended
	December 31, 2025 vs.			December 31, 2024 vs.
	December 31, 2024			December 31, 2023
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	$(6,566)	$(5,150)	$(11,716)	$20,180	$5,044	$25,224
Investment securities	1,537	252	1,789	1,539	1,020	2,559
Interest-earning deposits in other banks	(966)	(73)	(1,039)	52	28	80
Total interest-earning assets	(5,995)	(4,971)	(10,966)	21,771	6,092	27,863
Interest-bearing liabilities:
Demand deposits	(7,018)	283	(6,735)	9,215	346	9,561
Time deposits	(4,493)	(4,465)	(8,958)	7,513	(2,941)	4,572
Brokered Deposits	(670)	795	125	788	6,027	6,815
Total deposits	(12,181)	(3,387)	(15,568)	17,516	3,432	20,948
Securities sold under reverse repurchase agreements	72	(319)	(247)	288	(86)	202
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(1,980)	(1,602)	(3,582)	(226)	10,948	10,722
Subordinated debentures issued to capital trust	(251)	—	(251)	62	—	62
Subordinated notes	(5)	(2,403)	(2,408)	(13)	14	1
Total interest-bearing liabilities	(14,345)	(7,711)	(22,056)	17,627	14,308	31,935
Net interest income	$8,350	$2,740	$11,090	$4,144	$(8,216)	$(4,072)

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

Interest Income – Loans

During the year ended December 31, 2024 compared to the year ended December 31, 2023, interest income on loans increased $20.2 million as the result of higher average interest rates on loans. The average yield on loans increased from 5.87% during the year ended December 31, 2023 to 6.30% during the year ended December 31, 2024. This increase was primarily due to the repricing of floating rate loans in 2024 as market interest rates increased and the origination of new fixed-rate loans at higher market interest rates. In addition, interest income on loans increased $5.0 million as a result of higher average loan balances, which increased from $4.63 billion during the year ended December 31, 2023, to $4.72 billion during the year ended December 31, 2024. In 2023, loan originations and net loan growth were muted; however, in 2024, there was some loan growth as a result of the funding of previously approved but unfunded balances on construction loans and a reduced level of loan repayments in 2024.

Described above, in the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, is an interest rate swap with a notional amount of $400 million that was previously terminated. The Company recorded interest income related to this interest rate swap of $8.1 million in each of the years ended December 31, 2024 and December 31, 2023.

Also described above, in the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, is an interest rate swap with a notional amount of $300 million that contractually terminated on March 1, 2024. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million in the year ended December 31, 2024, compared to a reduction of loan interest income related to this swap transaction of $10.4 million in the year ended December 31, 2023.

In addition, described above, in the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, are two additional interest rate swap transactions, each with a notional amount of $200 million, an effective date of May 1, 2023 and a termination date of May 1, 2028. The Company recorded a reduction of loan interest income related to these swap transactions of $10.4 million and $7.2 million in the years ended December 31, 2024 and 2023, respectively.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $2.6 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. Interest income increased $1.5 million due to an increase in average interest rates from 2.91% during the year ended December 31, 2023 to 3.13% during the year ended December 31, 2024. At December 31, 2024, the investment portfolio did not include a material amount of adjustable-rate securities. Interest income increased $1.0 million as a result of an increase in average balances from $685.5 million during the year ended December 31, 2023, to $719.6 million during the year ended December 31, 2024. Average balances and average rates of interest of securities increased primarily due to purchases in 2024 of agency multi-family mortgage-backed securities that have a fixed rate of interest with expected lives of four to ten years, which fits with the Company’s current asset/liability management strategies, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations.

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

Total Interest Expense

Total interest expense increased $31.9 million, or 30.8%, during the year ended December 31, 2024, when compared with the year ended December 31, 2023, due to an increase in interest expense on deposits of $20.9 million, or 23.6%, an increase in interest expense on short-term borrowings of $10.7 million, or 104.0%, an increase in interest expense on securities sold under reverse repurchase agreements of $202,000, or 16.8%, and an increase in interest expense on subordinated debentures issued to capital trusts of $62,000, or 3.6%.

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

In 2023, the Company entered into $95.0 million in interest rate swaps on brokered deposits. The Company elected to terminate these swaps in 2024, prior to their contractual termination date in February 2025. The Company received a net settlement payment from the swap counterparty totaling $26,500 upon termination.

Interest Expense - FHLBank Advances, Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2024 and 2023. FHLBank overnight borrowings were utilized in 2024 and 2023.

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

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs were amortized over the expected life of the notes, which was five years from the issuance date, impacting the overall interest expense on the notes. There was no material change in interest expense on subordinated notes between 2023 and 2024. As mentioned in the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, the Company redeemed all $75.0 million aggregate principal amount of the notes on June 15, 2025.

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

The Company’s overall interest rate spread decreased 21 basis points, or 7.3%, from 2.97% during the year ended December 31, 2023, to 2.76% during the year ended December 31, 2024. The decrease was due to a 60 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 39 basis point increase in the weighted average yield on interest-earning assets. In comparing the two years, the yield on loans increased 43 basis points, the yield on investment securities increased 22 basis points and the yield on other interest-earning assets increased five basis points. The rate paid on deposits increased 54 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities increased 16 basis points, the rate paid on subordinated debentures issued to capital trusts increased 24 basis points and the rate paid on reverse repurchase agreements increased 39 basis points. Interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the stated maturity of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics.

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

Non-performing Assets

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

At December 31, 2024, the commercial real estate category of potential problem loans included three loans totaling $4.3 million, all of which are part of one relationship and were added in 2024. This relationship is collateralized by three nursing care facilities located in southwest Missouri. The borrower’s business cash flow was negatively impacted by a reduction in labor participation and increased operating costs as well as ongoing changes to the Missouri Medicaid reimbursement rate. Monthly payments were timely made prior to the transfer to this category and continued to be paid timely. At December 31, 2024, the one- to four-family residential category of potential problem loans included 11 loans, 10 of which were added during 2024. The largest relationship in this category totaled $234,000, or 19.5% of the total category. The consumer category includes one home equity loan totaling $748,000 related to the nursing care facility relationship noted above. Another home equity loan totaling $642,000 is associated with the largest one- to four-family residential relationship described above in the non-performing loans discussion. The decrease in the other residential (multi-family) category of potential problem loans included the payment in full during 2024 of one $7.2 million loan relationship that was collateralized by an apartment and retail project in Oklahoma. This was the only loan relationship in the category.

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

Net occupancy and equipment expenses: Net occupancy expenses increased $1.3 million from the prior year. Various components of computer license and support expenses collectively increased by $1.4 million in 2024 compared to 2023.

Legal, Audit and Other Professional Fees: Legal, audit and other professional fees decreased $1.7 million from the prior year, to $5.4 million. In 2023, the Company expensed a total of $4.1 million, primarily related to training and implementation costs for the core systems conversion and professional fees to consultants engaged to support the Company’s proposed transition of core and ancillary software and information technology systems, compared to $2.0 million expensed in 2024.

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

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At December 31, 2025, the Company had commitments of approximately $14.1 million to fund loan originations, $1.16 billion of unused lines of credit and unadvanced loans, and $15.2 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$208,229	$205,599	$203,964	$199,182	$175,682
Secured by real estate (not one- to four-family)	—	—	—	—	23,752
Not secured by real estate - commercial business	114,568	106,621	82,435	104,452	91,786

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	112,684	94,501	101,545	100,669	74,501
Secured by real estate (not one-to four-family)	624,025	703,947	719,039	1,444,450	1,092,029

Loan commitments not closed
Secured by real estate (one-to four-family)	14,113	14,373	12,347	16,819	53,529
Secured by real estate (not one-to four-family)	19,412	53,660	48,153	157,645	146,826
Not secured by real estate - commercial business	38,262	22,884	11,763	50,145	12,920

	$1,131,293	$1,201,585	$1,179,246	$2,073,362	$1,671,025

The following table summarizes the Company’s fixed and determinable contractual obligations by payment date as of December 31, 2025. Additional information regarding these contractual obligations is discussed further in Notes 5, 7, 8, 9, 10, 11, 12 and 17 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or	Over One to	Over Five
	Less	Five Years	Years	Total

	(In Thousands)

Deposits without a stated maturity	$3,130,908	$—	$—	$3,130,908
Time and brokered certificates of deposit	1,142,827	208,326	713	1,351,866
Short-term borrowings	379,395	—	—	379,395
Subordinated debentures	—	—	25,774	25,774
Operating leases	1,281	2,673	768	4,722
Dividends declared but not paid	4,761	—	—	4,761

	$4,659,172	$210,999	$27,255	$4,897,426

The Company’s primary sources of funds are customer deposits, brokered deposits, short-term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities, and funds provided from operations. The Company utilizes some or all these sources of funds depending on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds. The Company has utilized both fixed-rate and floating-rate brokered deposits of varying terms, as well as overnight FHLBank borrowings.

At December 31, 2025 and 2024, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2025	December 31, 2024
Federal Home Loan Bank line	$1,320.6 million	$1,058.8 million
Federal Reserve Bank line	305.2 million	346.4 million
Cash and cash equivalents	189.6 million	195.8 million
Unpledged securities – Available-for-sale	338.5 million	329.9 million
Unpledged securities – Held-to-maturity	24.4 million	25.0 million

Statements of Cash Flows. During each of the years ended December 31, 2025, 2024 and 2023, the Company experienced positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during the year ended December 31, 2025, and negative cash flows from investing activities during the years ended December 31, 2024 and 2023. The Company experienced negative cash flows from financing activities during the year ended December 31, 2025, and positive cash flows from financing activities during the years ended December 31, 2024 and 2023.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, depreciation and amortization and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $81.5 million, $44.1 million and $80.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.

During the years ended December 31, 2025, 2024 and 2023, investing activities provided cash of $367.2 million, used cash of $175.4 million and used cash of $88.2 million, respectively. In 2025, investing activities provided cash primarily due to the net decrease in loans and cash received from the proceeds of repayments from investment securities, partially offset by purchases of premises and equipment and investments in tax credit partnerships. In 2024 and 2023, investing activities used cash primarily due to the net increase in loans and purchase of loans, the purchase of investment securities, and investments in tax credit partnerships, partially offset by cash received from the proceeds of repayments from investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in short-term borrowings, proceeds from and repayment of FRB BTFP borrowings, redemption of subordinated notes, purchases of the Company’s common stock and dividend payments to stockholders. Financing activities used cash of $454.9 million, provided cash of $115.8 million and provided cash of $50.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, financing activities used cash primarily due to the repayment of FRB borrowings and the redemption of all of the Company’s subordinated notes, net decreases in time and brokered deposits, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in checking deposits. In 2024 and 2023, financing activities provided cash primarily due to proceeds from FRB BTFP borrowings (2024), net increases in brokered deposits, and net increases in short-term borrowings, partially offset by net decreases in time and checking deposits, repurchases of the Company’s common stock and dividends paid to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At December 31, 2025, the Company’s total stockholders’ equity was $636.1 million, or 11.4% of total assets, equivalent to a book value of $57.50 per common share. As of December 31, 2024, total stockholders’ equity was $599.6 million, or 10.0% of total assets, equivalent to a book value of $51.14 per common share. At December 31, 2025, the Company’s tangible common equity to tangible assets ratio was 11.2%, compared to 9.9% at December 31, 2024.

Included in stockholders’ equity at December 31, 2025 and 2024, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $27.6 million and $46.1 million, respectively. This change in net unrealized losses during the year ended December 31, 2025, primarily resulted from decreasing short-term and intermediate-term market interest rates which generally increased the fair value of investment securities.

Also included in stockholders’ equity at December 31, 2025 and 2024, were unrealized losses (net of taxes) on the Company’s two outstanding cash flow hedges (two interest rate swaps totaling $400 million notional value) totaling $4.2 million and $12.8 million, respectively. Increases in market interest rates in previous periods since the inception of these hedges caused their fair values to decrease. Decreasing short-term market interest rates in 2025 generally increased the fair value of these hedges.

As noted above, total stockholders’ equity increased $36.5 million, from $599.6 million at December 31, 2024 to $636.1 million at December 31, 2025. Stockholders’ equity increased due to the Company recording net income of $71.0 million for the year ended December 31, 2025 and due to $6.7 million in stock option exercises during 2025. Partially offsetting these increases were repurchases of the Company’s common stock totaling $44.5 million and dividends declared on common stock of $18.8 million. AOCI (loss) decreased $22.2 million (increase to stockholders’ equity) during the year ended December 31, 2025, primarily due to changes in the market value of available-for-sale securities and changes in the fair value of cash flow hedges.

The Company also had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $16.6 million and $24.7 million at December 31, 2025 and 2024, respectively, that were not included in its total capital balance. If these held-to-maturity unrealized losses were included in capital (net of taxes), this would have decreased total stockholder’s equity by $12.5 million at December 31, 2025. This amount was equal to 2.0% of total stockholders’ equity of $636.1 million at that date.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2025, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 capital ratio was 13.0%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.3%. As a result, as of December 31, 2025, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2024, the Bank’s common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 12.6%, its total capital ratio was 13.9% and its Tier 1 leverage ratio was 11.0%. As a result, as of December 31, 2024, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2025, the Company’s common equity Tier 1 capital ratio was 13.6%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.3% and its Tier 1 leverage ratio was 12.2%. On December 31, 2024, the Company’s common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.8%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.2%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. Both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels at December 31, 2025 and 2024.

Dividends. During the year ended December 31, 2025, the Company declared common stock cash dividends of $1.66 per share (26.8% of net income per common share) and paid common stock cash dividends of $1.63 per share. During the year ended December 31, 2024, the Company declared common stock cash dividends of $1.60 per share (30.4% of net income per common share) and paid common stock cash dividends of $1.60 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.43 per share dividend declared but unpaid as of December 31, 2025, was paid to stockholders in January 2026.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the years ended December 31, 2025 and 2024, the Company repurchased 755,759 shares of its common stock at an average price of $58.35 per share and 284,483 shares of its common stock at an average price of $53.10 per share, respectively. During the years ended December 31, 2025 and 2024, the Company issued 94,463 shares of common stock at an average price of $51.03 per share and 203,601 shares of common stock at an average price of $49.59 per share, respectively, to cover stock option exercises.

In April 2025, the Company’s Board of Directors approved a new stock repurchase program to purchase shares of the Company’s outstanding common stock. The new stock repurchase program authorizes the purchase, from time to time in open market or privately negotiated transactions, of up to one million additional shares of the Company’s common stock. This program does not have an expiration date. The authorization of this program became effective in August 2025 upon completion of the previous repurchase program (authorized in November 2022). At December 31, 2025, a total of approximately 687,000 shares remained available in the Company’s current stock repurchase authorization.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2022	2021

	(Dollars In Thousands)

Common equity at period end	$636,126	$599,568	$571,829	$533,087	$616,752
Less: Intangible assets at period end	9,660	10,094	10,527	10,813	6,081
Tangible common equity at period end (a)	$626,466	$589,474	$561,302	$522,274	$610,671

Total assets at period end	$5,598,606	$5,981,628	$5,812,402	$5,680,702	$5,449,944
Less: Intangible assets at period end	9,660	10,094	10,527	10,813	6,081
Tangible assets at period end (b)	$5,588,946	$5,971,534	$5,801,875	$5,669,889	$5,443,863

Tangible common equity to tangible assets (a) / (b)	11.21%	9.87%	9.67%	9.21%	11.22%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2025, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020, and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases to loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in 2023 and much of 2024. Market interest rate decreases began in late 2024, with a short series of Federal Funds rate cuts. Another short series of Federal Funds rate cuts followed in late 2025. These rate cuts have not had a material negative impact on our net interest margin through the end of 2025. As of December 31, 2025, time deposit maturities over the next 12 months were as follows: within three months – $591.3 million with a weighted-average rate of 3.53%; within three to six months – $262.9 million with a weighted-average rate of 3.13%; and within six to twelve months – $38.7 million with a weighted-average rate of 1.87%. Based on time deposit market rates in December 2025, replacement rates for these maturing time deposits are likely to be approximately 2.70-3.10%, depending on term.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 2016 and through December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023 the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented rate decreases of 0.25% in each of September, October and December, respectively. At December 31, 2025, the Federal Funds rate was 3.75%. Financial markets now expect the possibility of further decreases in Federal Funds interest rates in 2026 to be modest, if any, with potential cuts of only 0.25% at a methodical pace and with interest rate decisions being made at each FRB meeting based on economic data available at the time.

Great Southern’s loan portfolio includes loans ($1.58 billion at December 31, 2025) tied to various SOFR indices that will be subject to adjustment at least once within 90 days after December 31, 2025. All of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($654.1 million at December 31, 2025) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans have interest rate floors at various rates. At December 31, 2025, nearly all of these SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and so are expected to move fully with future market interest rate increases, and most are expected to move fully with future market interest rate decreases as many of these loans have floor rates well below their current index rate.

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

In March 2022, the Company entered into another interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million with an effective date of March 1, 2022 and terminated March 1, 2024.

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

The following tables illustrate the expected maturities and repricing, respectively, of the Bank’s financial instruments at December 31, 2025. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,								December 31,
									2025
	2026	2027	2028	2029	2030	2031-2040	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$79,721	—	—	—	—	—	—	$79,721	$79,721
Weighted average rate	3.52%	—	—	—	—	—	—	3.52%
Available-for-sale debt securities (1)	$5,344	$15,579	$16,018	$17,103	$26,400	$193,629	$249,758	$523,831	$523,831
Weighted average rate	3.91%	1.61%	3.88%	2.74%	2.70%	3.23%	3.08%	3.09%
Held-to-maturity securities (2)	$506	—	$31,749	$11,792	$15,990	$44,535	$74,628	$179,200	$162,629
Weighted average rate	1.49%	—	3.46%	2.91%	1.60%	2.60%	2.48%	2.64%
Adjustable rate loans (3)	$1,042,528	$538,346	$270,272	$192,478	$174,617	$125,193	$572,544	$2,915,978	$2,863,316
Weighted average rate	6.71%	6.56%	6.74%	6.71%	6.51%	6.16%	3.81%	6.08%
Fixed rate loans (3)	$514,958	$290,546	$239,376	$207,629	$88,619	$150,029	$27,381	$1,518,538	$1,476,105
Weighted average rate	5.26%	5.07%	5.35%	5.74%	6.57%	4.65%	4.54%	5.31%
Federal Home Loan Bank stock and other interest earning assets	$1,620	—	—	—	—	—	$18,459	$20,079	$20,079
Weighted average rate	3.64%	—	—	—	—	—	9.02%	8.58%

Total financial assets	$1,644,677	$844,471	$557,415	$429,002	$305,626	$513,386	$942,770	$5,237,347

Financial Liabilities:
Time deposits	$679,400	$6,009	$1,302	$672	$343	$713	—	$688,439	$686,422
Weighted average rate	3.16%	0.82%	0.61%	1.26%	0.64%	1.18%	—	3.13%
Brokered funds	$463,427	$150,000	$50,000	—	—	—	—	$663,427	$663,440
Weighted average rate	3.82%	3.79%	3.80%	—	—	—	—	3.80%
Interest-bearing demand	$2,289,393	—	—	—	—	—	—	$2,289,393	$2,289,393
Weighted average rate	1.20%	—	—	—	—	—	—	1.20%
Non-interest-bearing demand	$841,515	—	—	—	—	—	—	$841,515	$841,515
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$48,467	—	—	—	—	—	—	$48,467	$48,467
Weighted average rate	0.88%	—	—	—	—	—	—	0.88%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$330,928	—	—	—	—	—	—	$330,928	$330,928
Weighted average rate	3.98%	—	—	—	—	—	—	3.98%
Subordinated debentures	—	—	—	—	—	$25,774	—	$25,774	$25,774
Weighted average rate	—	—	—	—	—	5.72%	—	5.72%

Total financial liabilities	$4,653,130	$156,009	$51,302	$672	$343	$26,487	$—	$4,887,943
(1)	Available-for-sale debt securities include approximately $472.4 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $173.1 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(3)	Fair value of loans is shown excluding the $64.8 million allowance for credit losses and $6.1 million of deferred loans fees to correlate with the gross loan balances shown in the “Total” column.

Repricing

	December 31,								December 31,
									2025
	2026	2027	2028	2029	2030	2031-2040	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$79,721	—	—	—	—	—	—	$79,721	$79,721
Weighted average rate	3.52%	—	—	—	—	—	—	3.52%
Available-for-sale debt securities(1)	$5,344	$15,579	$16,018	$17,103	$26,400	$193,629	$249,758	$523,831	$523,831
Weighted average rate	3.91%	1.61%	3.88%	2.74%	2.70%	3.23%	3.08%	3.09%
Held-to-maturity securities (2)	$506	—	$31,749	$11,792	$15,990	$44,535	$74,628	$179,200	$162,629
Weighted average rate	1.49%	—	3.46%	2.91%	1.60%	2.60%	2.48%	2.64%
Adjustable rate loans (3)	$2,383,006	$79,208	$55,730	$51,022	$68,729	$278,270	$13	$2,915,978	$2,863,316
Weighted average rate	6.51%	4.62%	4.84%	4.39%	4.51%	3.74%	4.93%	6.08%
Fixed rate loans (3)	$514,958	$290,546	$239,376	$207,629	$88,619	$150,029	$27,381	$1,518,538	$1,476,105
Weighted average rate	5.26%	5.07%	5.35%	5.74%	6.57%	4.65%	4.54%	5.31%
Federal Home Loan Bank stock and other interest earning assets	$20,079	—	—	—	—	—	—	$20,079	$20,079
Weighted average rate	8.58%	—	—	—	—	—	—	8.58%

Total financial assets	$3,003,614	$385,333	$342,873	$287,546	$199,738	$666,463	$351,780	$5,237,347

Financial Liabilities:
Time deposits	$679,400	$6,009	$1,302	$672	$343	$713	—	$688,439	$686,422
Weighted average rate	3.16%	0.82%	0.61%	1.26%	0.64%	1.18%	—	3.13%
Brokered funds	$663,427	—	—	—	—	—	—	$663,427	$663,440
Weighted average rate	3.80%	—	—	—	—	—	—	3.80%
Interest-bearing demand	$2,289,393	—	—	—	—	—	—	$2,289,393	$2,289,393
Weighted average rate	1.20%	—	—	—	—	—	—	1.20%
Non-interest-bearing demand (4)	—	—	—	—	—	—	$841,515	$841,515	$841,515
Weighted average rate	—	—	—	—	—	—	—	—
Securities sold under reverse repurchase agreements	$48,467	—	—	—	—	—	—	$48,467	$48,467
Weighted average rate	0.88%	—	—	—	—	—	—	0.88%
Short-term borrowings, overnight FHLB borrowings, and other liabilities	$330,928	—	—	—	—	—	—	$330,928	$330,928
Weighted average rate	3.98%	—	—	—	—	—	—	3.98%
Subordinated debentures	$25,774	—	—	—	—	—	—	$25,774	$25,774
Weighted average rate	5.72%	—	—	—	—	—	—	5.72%

Total financial liabilities	$4,037,389	$6,009	$1,302	$672	$343	$713	$841,515	$4,887,943

Periodic repricing GAP	$(1,033,775)	$379,324	$341,571	$286,874	$199,395	$665,750	$(489,735)	$349,404

Cumulative repricing GAP	$(1,033,775)	$(654,451)	$(312,880)	$(26,006)	$173,389	$839,139	$349,404
(1)	Available-for-sale debt securities include approximately $472.4 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(2)	Held-to-maturity debt securities include approximately $173.1 million of mortgage-backed securities and collateralized mortgage obligations, which pay interest and principal monthly to the Company. This table does not show the effect of these monthly repayments of principal.
(3)	Fair value of loans is shown excluding the $64.8 million allowance for credit losses and $6.1 million of deferred loans fees to correlate with the gross loan balances shown in the “Total” column.
(4)	Non-interest-bearing demand deposits are included in this table in the column labeled “Thereafter” since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2026, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses on Loans

The Company’s loan portfolio totaled $4.4 billion as of December 31, 2025, and the allowance for credit losses on loans (ACL) was $64.8 million. As described in Notes 1 and 3 to the financial statements, the Company bases its estimate of credit losses on three primary components: (1) quantitatively with estimates of expected losses that exist in various segments of performing loans and leases over the remaining life of the loan portfolio based on historical loss rates; (2) qualitatively with factors related to portfolio composition, underwriting practices, economic conditions with a reasonable and supportable forecast and other relevant factors that address estimates of expected losses outside of the historical performance of the loan portfolio; and (3) specifically identified losses in individually analyzed credits which are collateral dependent. The Company measures the allowance for credit losses on loans on a collective (pool) basis. For loans evaluated for credit losses on a collective basis, the average historical loss rates are calculated for each pool using the Company’s historical net charge-offs and outstanding loan balances during a lookback period. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts of macroeconomic variables. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts. Loans that do not share similar risk characteristics, primarily classified loans with balances greater than or equal to $100,000, are evaluated on an individual basis.

We identified management’s scenario selection applied for the reasonable and supportable forecasts within allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination of this qualitative factor adjustment to the allowance for credit losses on loans as a critical audit matter include the subjectivity and complexity involved in management’s determination of the scenario to apply. This required a high degree of auditor subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated and tested the design and operating effectiveness of controls, including those related to information technology, over the ACL, including:
o	Management’s review of the completeness and accuracy of key inputs and assumptions and establishment of the qualitative adjustments,
o	Management’s review of the scenario selection for use in the reasonable and supportable forecast applied;
●	Evaluated management’s application of qualitative adjustments and inputs to the ACL, including testing the completeness and accuracy of the supporting calculation.
●	Evaluated management’s determination of reasonable and supportable forecast, including testing the application of the forecast and the scenario selected in the qualitative calculation.

We have served as the Company’s auditor since 1975.

/s/ Forvis Mazars, LLP

Springfield, Missouri

March 6, 2026

Great Southern Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2025 and 2024

(In Thousands, Except Per Share Data)

	2025	2024
Assets
Cash	$109,833	$109,366
Interest-bearing deposits in other financial institutions	79,721	86,390
Cash and cash equivalents	189,554	195,756

Available-for-sale securities	523,831	533,373
Held-to-maturity securities	179,200	187,433
Mortgage loans held for sale	6,838	6,937
Loans receivable, net of allowance for credit losses of $64,771 and $64,760 at December 31, 2025 and 2024, respectively	4,356,853	4,690,393
Interest receivable	18,068	20,430
Prepaid expenses and other assets	128,615	136,594
Other real estate owned and repossessions, net	6,036	5,993
Premises and equipment, net	133,257	132,466
Goodwill and other intangible assets	9,660	10,094
Federal Home Loan Bank stock and other interest-earning assets	20,079	28,392
Current and deferred income taxes	26,615	33,767
Total assets	$5,598,606	$5,981,628

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$4,482,774	$4,605,549
Securities sold under reverse repurchase agreements with customers	48,467	64,444
Short-term borrowings and other interest-bearing liabilities	330,928	514,247
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	—	74,876
Accrued interest payable	3,612	12,761
Advances from borrowers for taxes and insurance	5,781	5,272
Accrued expenses and other liabilities	56,596	70,634
Liability for unfunded commitments	8,548	8,503
Total liabilities	4,962,480	5,382,060

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2025 and 2024 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding December 31, 2025 – 11,062,252 shares, December 31, 2024 – 11,723,548 shares	111	117
Additional paid-in capital	54,120	50,336
Retained earnings	614,095	603,477
Accumulated other comprehensive loss, net of income tax credit of $(10,506) and $(17,896) at December 31, 2025 and 2024, respectively	(32,200)	(54,362)
Total stockholders’ equity	636,126	599,568
Total liabilities and stockholders’ equity	$5,598,606	$5,981,628

See Notes to Accompanying Consolidated Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2025, 2024 and 2023

(In Thousands, Except Per Share Data)

	2025	2024	2023
Interest Income
Loans	$285,460	$297,176	$271,952
Investment securities and other	28,272	27,522	24,883
	313,732	324,698	296,835
Interest Expense
Deposits	94,137	109,705	88,757
Securities sold under reverse repurchase agreements	1,160	1,407	1,205
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	14,640	18,222	7,500
Subordinated debentures issued to capital trust	1,547	1,798	1,736
Subordinated notes	2,015	4,423	4,422
	113,499	135,555	103,620

Net Interest Income	200,233	189,143	193,215
Provision for Credit Losses on Loans	—	1,700	2,250
Provision (Credit) for Unfunded Commitments	45	1,016	(5,329)
Net Interest Income After Provision for Credit Losses and Provision (Credit) for Unfunded Commitments	200,188	186,427	196,294

Non-interest Income
Commissions	1,626	1,227	1,153
Overdraft and insufficient funds fees	5,182	5,140	7,617
Point-of-sale and ATM fee income and service charges	13,202	13,586	14,346
Net gain on loan sales	3,272	3,779	2,354
Late charges and fees on loans	1,193	512	786
Loss on derivative interest rate products	(62)	(58)	(337)
Other income	4,639	6,379	4,154
	29,052	30,565	30,073

Non-interest Expense
Salaries and employee benefits	79,963	78,599	78,521
Net occupancy and equipment expense	35,297	32,118	30,834
Postage	3,565	3,329	3,590
Insurance	4,448	4,622	4,542
Advertising	2,929	3,124	3,396
Office supplies and printing	953	1,008	1,057
Telephone	2,797	2,772	2,730
Legal, audit and other professional fees	4,166	5,399	7,086
Expense (income) on other real estate and repossessions	(518)	(304)	311
Acquired intangible asset amortization	434	433	286
Other operating expenses	7,909	10,395	8,670
	141,943	141,495	141,023

Income Before Income Taxes	87,297	75,497	85,344
Provision for Income Taxes	16,324	13,690	17,544
Net Income	$70,973	$61,807	$67,800

Earnings Per Common Share
Basic	$6.23	$5.28	$5.65
Diluted	$6.19	$5.26	$5.61

See Notes to Accompanying Consolidated Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025, 2024 and 2023

(In Thousands)

	2025	2024	2023
Net Income	$70,973	$61,807	$67,800

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $6,051, $(1,846) and $2,199 for 2025, 2024 and 2023, respectively	18,541	(5,660)	6,738

Unrealized loss on securities transferred to held-to-maturity, net of taxes (credit) of $(63), $(48) and $(45) for 2025, 2024 and 2023, respectively	(192)	(149)	(138)

Amortization of realized loss on termination of cash flow hedge, net of credit of $(1,408), $(1,859) and $(1,855), for 2025, 2024, and 2023, respectively	(4,801)	(6,286)	(6,267)

Change in value of active cash flow hedges, net of taxes of $2,809, $69 and $3,441 for 2025, 2024 and 2023, respectively	8,614	214	10,541

Other comprehensive income (loss)	22,162	(11,881)	10,874

Comprehensive Income	$93,135	$49,926	$78,674

See Notes to Accompanying Consolidated Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025, 2024 and 2023

(In Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2023	$122	$42,445	$543,875	$(53,355)	$—	$533,087

Net income	—	—	67,800	—	—	67,800
Stock issued under Stock Option Plan	—	1,875	—	—	630	2,505
Common cash dividends declared [1]	—	—	(19,111)	—	—	(19,111)
Repurchase of the Company’s common stock	—	—	—	—	(23,326)	(23,326)
Other comprehensive income	—	—	—	10,874	—	10,874
Reclassification of treasury stock per Maryland law	(4)	—	(22,692)	—	22,696	—

Balance, December 31, 2023	118	44,320	569,872	(42,481)	—	571,829

Net income	—	—	61,807	—	—	61,807
Stock issued under Stock Option Plan	—	6,016	—	—	5,850	11,866
Common cash dividends declared [2]	—	—	(18,678)	—	—	(18,678)
Retained Earnings effect of ASU 2023-02 adoption	—	—	(223)	—	—	(223)
Repurchase of the Company’s common stock	—	—	—	—	(15,152)	(15,152)
Other comprehensive loss	—	—	—	(11,881)	—	(11,881)
Reclassification of treasury stock per Maryland law	(1)	—	(9,301)	—	9,302	—

Balance, December 31, 2024	117	50,336	603,477	(54,362)	—	599,568

Net income	—	—	70,973	—	—	70,973
Stock issued under Stock Option Plan	—	3,784	—	—	2,893	6,677
Common cash dividends declared [3]	—	—	(18,793)	—	—	(18,793)
Repurchase of the Company’s common stock	—	—	—	—	(44,461)	(44,461)
Other comprehensive income	—	—	—	22,162	—	22,162
Reclassification of treasury stock per Maryland law	(6)	—	(41,562)	—	41,568	—

Balance, December 31, 2025	$111	$54,120	$614,095	$(32,200)	$—	$636,126

[1]          $1.60 per share total dividends.

[2]          $1.60 per share total dividends.

[3]          $1.66 per share total dividends.

See Notes to Accompanying Consolidated Financial Statements

Great Southern Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(In Thousands)

	2025	2024	2023

Operating Activities
Net income	$70,973	$61,807	$67,800
Proceeds from sales of loans held for sale	152,781	174,759	157,213
Originations of loans held for sale	(148,967)	(171,757)	(155,995)
Items not requiring (providing) cash
Depreciation	8,109	8,238	8,723
Amortization	402	712	589
Compensation expense for stock option grants	1,857	1,770	1,621
Provision for credit losses	—	1,700	2,250
Provision (credit) for unfunded commitments	45	1,016	(5,329)
Net gain on loan sales	(3,272)	(3,779)	(2,354)
Loss (gain) on sale of premises and equipment	207	(43)	26
Loss (gain) on sale/write-down of other real estate and repossessions	4	(496)	39
Accretion of deferred income, premiums, discounts and other	(12,846)	(14,337)	(13,774)
Loss on derivative interest rate products	62	58	337
Net non-cash gain recorded on contract termination	—	(2,762)	—
Deferred income taxes	(1,315)	457	2,985
Changes in
Interest receivable	2,362	776	(2,099)
Prepaid expenses and other assets	5,578	(178)	(4,543)
Accrued expenses and other liabilities	4,463	(12,847)	23,470
Income taxes refundable/payable	1,078	(1,030)	(259)
Net cash provided by operating activities	81,521	44,064	80,700

Investing Activities
Net change in loans	336,908	(78,098)	(79,096)
Purchase of loans	—	(26,251)	(400)
Purchase of premises and equipment	(11,465)	(4,924)	(7,300)
Proceeds from sale of premises and equipment	129	164	254
Proceeds from sale of other real estate and repossessions	208	1,706	313
Proceeds from repayments of held-to-maturity securities	7,968	7,318	7,228
Proceeds from maturities, calls and repayments of available-for-sale securities	45,594	31,470	26,888
Purchase of available-for-sale securities	(8,903)	(92,631)	(5,436)
Investment in tax credit partnerships	(11,572)	(12,069)	(35,160)
Redemption (purchase) of Federal Home Loan Bank stock and other interest-earning assets	8,313	(2,079)	4,501
Net cash provided by (used in) investing activities	367,180	(175,394)	(88,208)

Financing Activities
Net decrease in certificates of deposit	(87,332)	(172,430)	(73,095)
Net increase (decrease) in checking and savings accounts	73,244	(54,315)	(140,144)
Net increase (decrease) in brokered deposits	(108,663)	110,698	249,901
Net increase (decrease) in short‑term borrowings and other interest-bearing liabilities	(19,296)	75,238	57,027
Proceeds from borrowing under Federal Reserve Bank Term Funding Program	—	180,000	—
Repayment of borrowing under Federal Reserve Bank Term Funding Program	(180,000)	—	—
Redemption of subordinated notes	(75,000)	—	—
Advances from (to) borrowers for taxes and insurance	509	326	(1,644)
Repurchase of the Company’s common stock	(44,461)	(15,152)	(23,326)
Dividends paid	(18,724)	(18,708)	(19,282)
Stock options exercised	4,820	10,096	884
Net cash provided by (used in) financing activities	(454,903)	115,753	50,321

Increase (Decrease) in Cash and Cash Equivalents	(6,202)	(15,577)	42,813
Cash and Cash Equivalents, Beginning of Year	195,756	211,333	168,520
Cash and Cash Equivalents, End of Year	$189,554	$195,756	$211,333

See Notes to Accompanying Consolidated Financial Statements

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

No material asset impairment was recognized during the years ended December 31, 2025, 2024 and 2023.

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2025	2024

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights (April 2022)	4,264	4,698
	$9,660	$10,094

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

Earnings per common share (EPS) were computed as follows:

	2025	2024	2023

	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$70,973	$61,807	$67,800

Average common shares outstanding	11,397	11,695	11,992

Average common share stock options outstanding	60	60	88

Average diluted common shares	11,457	11,755	12,080

Earnings per common share – basic	$6.23	$5.28	$5.65

Earnings per common share – diluted	$6.19	$5.26	$5.61

Options outstanding at December 31, 2025, 2024 and 2023, to purchase 783,955, 861,661 and 749,833 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 19. In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method. For the years ended December 31, 2025, 2024 and 2023, share-based compensation expense totaling $1.9 million, $1.8 million and $1.6 million, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2025, nearly all of the interest-bearing deposits were uninsured and held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2025 and 2024, no valuation allowance was established.

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

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the scope of the “gross-up” method, formerly applicable only to purchased credit-deteriorated (PCD) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this ASU, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (1) through a business combination, or (2) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 is effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments (1) allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (2) allow grouping individual forecasted transactions with similar (not identical) risk exposures, (3) include a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (4) provide additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 is effective for us beginning in 2027, though early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic270): Narrow-Scope Improvements. ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (1) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (2) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures, and (3) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 is effective for us for interim periods beginning in 2028, though early adoption is permitted. ASU 2025-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior‑year amounts have been reclassified to conform to the current‑year presentation. These reclassifications had no effect on previously reported net income, stockholders’ equity, or cash flows.

Note 2:      Investment Securities

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

During the three months ended March 31, 2022, the Company transferred, at fair value, $226.5 million of securities from the available-for-sale portfolio to the held-to-maturity portfolio. The related net unrealized gross gains were $1.0 million; $775,000 (net of income taxes) remained in accumulated other comprehensive income and are being amortized over the remaining life of the securities. No gains or losses on these securities were recognized at the time of transfer. As of December 31, 2025, the net unrealized gross losses remaining were $517,000; net of income taxes, these unrealized losses were $390,000.

The amortized cost and fair values of securities were as follows:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$325,618	$805	$25,174	$301,249
Agency collateralized mortgage obligations	120,465	933	6,065	115,333
States and political subdivisions securities	53,347	89	2,038	51,398
Small Business Administration securities	61,000	14	5,163	55,851
	$560,430	$1,841	$38,440	$523,831

	December 31, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,713	$1,313	$71,026	$—	$5,694	$65,332
Agency collateralized mortgage obligations	103,918	(1,857)	102,061	—	10,424	91,637
States and political subdivisions securities	6,086	27	6,113	—	453	5,660
	$179,717	$(517)	$179,200	$—	$16,571	$162,629

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$346,712	$69	$40,874	$305,907
Agency collateralized mortgage obligations	123,395	—	9,771	113,624
States and political subdivisions securities	58,608	69	2,729	55,948
Small Business Administration securities	65,849	—	7,955	57,894
	$594,564	$138	$61,329	$533,373

	December 31, 2024
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$71,065	$1,864	$72,929	$—	$8,523	$64,406
Agency collateralized mortgage obligations	110,493	(2,140)	108,353	—	15,495	92,858
States and political subdivisions securities	6,137	14	6,151	—	650	5,501
	$187,695	$(262)	$187,433	$—	$24,668	$162,765

At December 31, 2025, the Company’s available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $197.4 million, FHLMC securities totaling $101.3 million and GNMA securities totaling $2.5 million. At December 31, 2024, available-for-sale agency mortgage-backed securities portfolio consisted of FNMA securities totaling $205.6 million, FHLMC securities totaling $98.5 million and GNMA securities totaling $1.8 million. At December 31, 2025 and 2024, all of the Company’s available - for - sale agency mortgage-backed securities totaled $301.2 million and $305.9 million, respectively, and had fixed rates of interest.

At December 31, 2025, the Company’s available-for-sale agency collateralized mortgage-backed securities portfolio consisted of FNMA securities totaling $48.9 million, FHLMC securities totaling $62.3 million and GNMA securities totaling $4.1 million. At December 31, 2024, available-for-sale agency collateralized mortgage-backed obligations portfolio consisted of FNMA securities totaling $46.0 million, FHLMC securities totaling $63.0 million and GNMA securities totaling $4.6 million. At December 31, 2025 and 2024, all of the Company’s available - for - sale agency collateralized mortgage-backed obligations totaled $115.3 million and $113.6 million, respectively, and had fixed rates of interest.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	—	—	—	—
After two through three years	1,020	1,030	—	—
After three through four years	—	—	—	—
After four through five years	—	—	—	—
After five through fifteen years	23,285	22,656	5,608	5,223
After fifteen years	29,042	27,712	505	437
Securities not due on a single maturity date	507,083	472,433	173,087	156,969
	$560,430	$523,831	$179,200	$162,629

The amortized cost and fair values of securities pledged as collateral were as follows at December 31, 2025 and 2024:

	2025		2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)
Public deposits	$12,826	$11,368	$13,880	$11,801
Collateralized borrowing accounts	64,712	59,082	86,561	76,871
FHLBank borrowing account	270,691	255,031	91,900	90,544
Federal Reserve Bank’s Bank Term Funding Program	—	—	186,836	161,620
Other	—	—	3,572	3,270
	$348,229	$325,481	$382,749	$344,106

Available-for-sale investments in debt securities are reported in the financial statements at their fair value, which was $523.8 million and $533.4 million at December 31, 2025 and 2024, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2025 and 2024, was $409.0 million and $523.9 million, respectively, which is approximately 78.1% and 98.2%, respectively, of the Company’s available-for-sale investment portfolio. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivisions securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized cost, which was $179.2 million and $187.4 million at December 31, 2025 and 2024, respectively. Total fair value of these investments at December 31, 2025 and 2024 was approximately $162.6 million and $162.8 million, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at December 31, 2025 and 2024, was $162.6 million and $162.8 million, which is 100.0% of the Company’s held-to-maturity investment portfolio.

Held -to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at December 31, 2025, it had ample liquidity sources to fund its ongoing operations without selling investment securities in its portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$—	$—	$241,503	$(25,174)	$241,503	$(25,174)
Agency collateralized mortgage obligations	—	—	70,774	(6,065)	70,774	(6,065)
Small Business Administration securities	—	—	48,807	(5,163)	48,807	(5,163)
States and political subdivisions securities	4,409	(109)	43,528	(1,929)	47,937	(2,038)
	$4,409	$(109)	$404,612	$(38,331)	$409,021	$(38,440)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,332	$(5,694)	$65,332	$(5,694)
Agency collateralized mortgage obligations	—	—	91,637	(10,424)	91,637	(10,424)
States and political subdivisions securities	—	—	5,660	(453)	5,660	(453)
	$—	$—	$162,629	$(16,571)	$162,629	$(16,571)

	2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$45,977	$(1,008)	$253,971	$(39,866)	$299,948	$(40,874)
Agency collateralized mortgage obligations	50,720	(890)	62,903	(8,881)	113,623	(9,771)
Small Business Administration securities	7,229	(270)	50,665	(7,685)	57,894	(7,955)
States and political subdivisions securities	14,523	(343)	37,945	(2,386)	52,468	(2,729)
	$118,449	$(2,511)	$405,484	$(58,818)	$523,933	$(61,329)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,406	$(8,523)	$64,406	$(8,523)
Agency collateralized mortgage obligations	—	—	92,858	(15,495)	92,858	(15,495)
States and political subdivisions securities	—	—	5,501	(650)	5,501	(650)
	$—	$—	$162,765	$(24,668)	$162,765	$(24,668)

Allowance for Credit Losses The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Classes of loans at December 31, 2025 and 2024, included:

	December 31,	December 31,
	2025	2024

	(In Thousands)
One- to four-family residential construction	$30,258	$30,533
Subdivision construction	32,160	19,861
Land development	37,519	42,504
Commercial construction	249,224	352,793
Owner occupied one- to four-family residential	656,699	710,446
Non-owner occupied one- to four-family residential	125,298	122,901
Commercial real estate	1,556,148	1,543,742
Other residential (multi-family)	1,387,410	1,549,249
Commercial business	178,514	220,291
Consumer auto	24,169	25,787
Consumer other	22,249	27,905
Home equity lines of credit	128,030	115,836
	4,427,678	4,761,848
Allowance for credit losses	(64,771)	(64,760)
Deferred loan fees and gains, net	(6,054)	(6,695)
	$4,356,853	$4,690,393

Classes of loans by aging were as follows as of the dates indicated:

	December 31, 2025
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$30,258	$30,258	$—
Subdivision construction	—	—	—	—	32,160	32,160	—
Land development	—	—	—	—	37,519	37,519	—
Commercial construction	—	—	—	—	249,224	249,224	—
Owner occupied one- to four- family residential	830	521	631	1,982	654,717	656,699	—
Non-owner occupied one- to four-family residential	—	—	1,435	1,435	123,863	125,298	—
Commercial real estate	70	—	—	70	1,556,078	1,556,148	—
Other residential (multi-family)	24,762	—	—	24,762	1,362,648	1,387,410	—
Commercial business	—	—	—	—	178,514	178,514	—
Consumer auto	27	12	—	39	24,130	24,169	—
Consumer other	128	30	10	168	22,081	22,249	—
Home equity lines of credit	74	—	18	92	127,938	128,030	—

Total	$25,891	$563	$2,094	$28,548	$4,399,130	$4,427,678	$—

	December 31, 2024
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$12	$—	$—	$12	$30,521	$30,533	$—
Subdivision construction	—	—	—	—	19,861	19,861	—
Land development	—	—	464	464	42,040	42,504	—
Commercial construction	—	—	—	—	352,793	352,793	—
Owner occupied one- to four- family residential	1,704	816	950	3,470	706,976	710,446	—
Non-owner occupied one- to four-family residential	642	—	1,681	2,323	120,578	122,901	—
Commercial real estate	—	—	77	77	1,543,665	1,543,742	—
Other residential (multi-family)	—	—	—	—	1,549,249	1,549,249	—
Commercial business	—	—	384	384	219,907	220,291	—
Consumer auto	39	1	—	40	25,747	25,787	—
Consumer other	145	4	17	166	27,739	27,905	—
Home equity lines of credit	63	56	—	119	115,717	115,836	—

Total	$2,605	$877	$3,573	$7,055	$4,754,793	$4,761,848	$—

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

Nonaccruing loans are summarized as follows:

	December 31,	December 31,
	2025	2024

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	464
Commercial construction	—	—
Owner occupied one- to four-family residential	631	950
Non-owner occupied one- to four-family residential	1,435	1,681
Commercial real estate	—	77
Other residential (multi-family)	—	—
Commercial business	—	384
Consumer auto	—	—
Consumer other	10	17
Home equity lines of credit	18	—
Total nonaccruing loans	$2,094	$3,573

No interest income was recorded on these loans for the years ended December 31, 2025 and 2024, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of December 31, 2025 had an amortized cost of $2.0 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025, 2024 and 2023.

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)

Allowance for credit losses
Balance, January 1, 2025	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760
Provision (credit) charged to expense	(1,728)	2,882	429	(660)	(932)	9	—
Losses charged off	(46)	—	(8)	—	(179)	(1,073)	(1,306)
Recoveries	33	—	—	321	366	597	1,317
Balance, December 31, 2025	$7,483	$18,476	$29,223	$2,396	$3,911	$3,282	$64,771

Allowance for credit losses
Balance, January 1, 2024	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670
Provision (credit) charged to expense	(570)	2,224	1,931	(202)	(2,526)	843	1,700
Losses charged off	(64)	—	(1,300)	(101)	(243)	(1,492)	(3,200)
Recoveries	38	—	—	194	490	868	1,590
Balance, December 31, 2024	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760

Allowance for credit losses
Balance, January 1, 2023	$11,171	$12,110	$27,096	$2,865	$5,822	$4,416	$63,480
Provision (credit) charged to expense	(1,390)	1,260	930	(27)	1,909	(432)	2,250
Losses charged off	(31)	—	—	—	(1,037)	(1,754)	(2,822)
Recoveries	70	—	145	6	241	1,300	1,762
Balance, December 31, 2023	$9,820	$13,370	$28,171	$2,844	$6,935	$3,530	$64,670

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the years ended December 31, 2025, 2024 and 2023.

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2025	$619	$4,833	$653	$496	$1,468	$434	$8,503
Provision (credit) charged to expense	348	(253)	46	141	(166)	(71)	45
Balance, December 31, 2025	$967	$4,580	$699	$637	$1,302	$363	$8,548

Allowance for unfunded commitments
Balance, January 1, 2024	$706	$4,006	$619	$741	$959	$456	$7,487
Provision (credit) charged to expense	(87)	827	34	(245)	509	(22)	1,016
Balance, December 31, 2024	$619	$4,833	$653	$496	$1,468	$434	$8,503

Allowance for unfunded commitments
Balance, January 1, 2023	$736	$8,624	$416	$802	$1,734	$504	$12,816
Provision (credit) charged to expense	(30)	(4,618)	203	(61)	(775)	(48)	(5,329)
Balance, December 31, 2023	$706	$4,006	$619	$741	$959	$456	$7,487

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 3 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2025 and 2024, was 5.76% and 6.08%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans serviced for others at December 31, 2025, was $282.2 million, consisting of $196.3 million of commercial loan participations sold to other financial institutions and $85.9 million of residential mortgage loans sold. The unpaid principal balance of loans serviced for others at December 31, 2024, was $397.0 million, consisting of $301.4 million of commercial loan participations sold to other financial institutions and $95.6 million of residential mortgage loans sold. In addition, available lines of credit on these loans were $22.3 million and $34.0 million at December 31, 2025 and 2024, respectively.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans at the dates indicated:

December 31, 2025
	Principal	Specific
	Balance	Allowance

(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,207	—
Non-owner occupied one- to four-family residential	1,435	—
Commercial real estate	—	—
Other residential (multi-family)	—	—
Commercial business	—	—
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	—	—

Total	$2,642	$—

	December 31, 2024
	Principal	Specific
	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	464	12
Commercial construction	—	—
Owner occupied one- to four-family residential	1,677	—
Non-owner occupied one- to four-family residential	1,681	261
Commercial real estate	4,253	—
Other residential (multi-family)	—	—
Commercial business	384	245
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	1,390	—

Total	$9,849	$518

For loans that were nonaccruing, interest of approximately $288,000, $681,000 and $509,000 would have been recognized on an accrual basis during the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following tables show, as of the dates indicated, the composition of loan modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concessions granted. Each of the types of concessions granted comprised 2% or less of their respective classes of loan portfolios at December 31, 2025 and December 31, 2024. During the year ended December 31, 2025, principal forgiveness of $53,000 was completed on consumer loans, compared to principal forgiveness of $295,000 completed on consumer loans and a land development loan during the year ended December 31, 2024.

Amortized Cost Basis at December 31, 2025
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$5	$—	$—	$5

	Amortized Cost Basis at December 31, 2024
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential	—	2,709	—	2,709
Commercial real estate	—	70	—	70
Commercial business	—	—	—	—
Consumer	—	31	—	31
	$—	$2,810	$—	$2,810

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance of loans (under modified terms) at December 31, 2025 and at December 31, 2024, respectively:

December 31, 2025
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$5	$—	$—	$5

	December 31, 2024
		30-89 Days	Over 90 Days
	Current	Past Due	Past Due	Total

	(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	2,709	—	—	2,709
Commercial real estate	70	—	—	70
Commercial business	—	—	—	—
Consumer	31	—	—	31
	$2,810	$—	$—	$2,810

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

The following tables present a summary of loans by category and risk rating separated by origination and loan class as of December 31, 2025 and December 31, 2024.

	Term Loans by Origination Year
							Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$18,452	$4,606	$2,611	$1,242	$—	$—	$3,347	$30,258
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	18,452	4,606	2,611	1,242	—	—	3,347	30,258
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	924	2,745	278	260	16,146	428	11,379	32,160
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	924	2,745	278	260	16,146	428	11,379	32,160
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	35,846	166,912	7,448	38,049	969	—	—	249,224
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	35,846	166,912	7,448	38,049	969	—	—	249,224
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	65,388	39,406	49,967	267,992	153,547	200,389	1,340	778,029
Watch (5)	—	—	—	—	—	724	—	724
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	28	71	507	268	1,756	614	3,244
Total	65,388	39,434	50,038	268,499	153,815	202,869	1,954	781,997
Current Period Gross Charge Offs	—	—	—	21	16	9	—	46

Other residential (multi-family)
Satisfactory (1-4)	99,386	153,763	113,657	541,044	266,906	182,230	2,999	1,359,985
Watch (5)	—	—	—	—	—	2,663	—	2,663
Special Mention (6)	—	—	—	—	24,762	—	—	24,762
Classified (7-9)	—	—	—	—	—	—	—	—
Total	99,386	153,763	113,657	541,044	291,668	184,893	2,999	1,387,410
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	122,684	142,179	93,260	305,833	194,448	640,276	34,936	1,533,616
Watch (5)	—	—	—	10,548	—	2,964	—	13,512
Special Mention (6)	—	—	—	—	—	9,020	—	9,020
Classified (7-9)	—	—	—	—	—	—	—	—
Total	122,684	142,179	93,260	316,381	194,448	652,260	34,936	1,556,148
Current Period Gross Charge Offs	—	—	—	—	8	—	—	8

Commercial business
Satisfactory (1-4)	31,698	22,010	9,959	13,490	15,629	38,256	44,170	175,212
Watch (5)	—	—	—	805	2,473	24	—	3,302
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	31,698	22,010	9,959	14,295	18,102	38,280	44,170	178,514
Current Period Gross Charge Offs	—	—	—	—	—	135	44	179

Consumer
Satisfactory (1-4)	15,703	9,937	4,651	2,530	1,015	7,509	131,623	172,968
Watch (5)	—	—	—	—	—	188	70	258
Special Mention (6)	—	—	—	—	—	—	983	983
Classified (7-9)	—	10	15	2	11	43	158	239
Total	15,703	9,947	4,666	2,532	1,026	7,740	132,834	174,448
Current Period Gross Charge Offs	58	63	33	23	2	888	6	1,073

Combined
Satisfactory (1-4)	401,228	550,604	288,404	1,171,537	649,028	1,075,501	232,669	4,368,971
Watch (5)	—	—	—	11,353	2,473	6,563	70	20,459
Special Mention (6)	—	—	—	—	24,762	9,020	983	34,765
Classified (7-9)	—	38	86	509	279	1,799	772	3,483
Total	$401,228	$550,642	$288,490	$1,183,399	$676,542	$1,092,883	$234,494	$4,427,678
Current Period Gross Charge Offs	$58	$63	$33	$44	$26	$1,032	$50	$1,306

	Term Loans by Origination Year
							Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total

	(In Thousands)

One- to four-family residential construction
Satisfactory (1-4)	$11,750	$8,961	$822	$—	$—	$—	$9,000	$30,533
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,750	8,961	822	—	—	—	9,000	30,533
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	711	182	136	17,609	29	205	989	19,861
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	711	182	136	17,609	29	205	989	19,861
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	18,282	6,112	2,722	5,210	3,105	4,236	2,373	42,040
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	464	—	—	464
Total	18,282	6,112	2,722	5,210	3,569	4,236	2,373	42,504
Current Period Gross Charge Offs	—	—	—	—	—	101	—	101

Other construction
Satisfactory (1-4)	78,337	52,046	189,389	33,021	—	—	—	352,793
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	78,337	52,046	189,389	33,021	—	—	—	352,793
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	42,931	59,973	304,054	176,759	91,238	153,392	426	828,773
Watch (5)	—	—	—	—	145	597	—	742
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	628	387	129	—	1,178	1,510	3,832
Total	42,931	60,601	304,441	176,888	91,383	155,167	1,936	833,347
Current Period Gross Charge Offs	—	49	—	—	—	16	—	65

Other residential (multi-family)
Satisfactory (1-4)	66,028	92,268	552,183	506,902	179,094	146,712	3,352	1,546,539
Watch (5)	—	—	—	—	—	2,710	—	2,710
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	66,028	92,268	552,183	506,902	179,094	149,422	3,352	1,549,249
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	97,512	81,282	320,442	217,049	96,246	682,549	35,937	1,531,017
Watch (5)	—	—	—	—	—	7,879	—	7,879
Special Mention (6)	—	—	—	—	—	438	—	438
Classified (7-9)	—	—	—	77	—	4,331	—	4,408
Total	97,512	81,282	320,442	217,126	96,246	695,197	35,937	1,543,742
Current Period Gross Charge Offs	—	—	54	10	—	1,236	—	1,300

Commercial business
Satisfactory (1-4)	21,179	29,846	28,678	20,301	7,646	44,908	62,015	214,573
Watch (5)	—	—	1,005	3,296	—	—	—	4,301
Special Mention (6)	—	—	995	—	38	—	—	1,033
Classified (7-9)	—	245	—	—	—	139	—	384
Total	21,179	30,091	30,678	23,597	7,684	45,047	62,015	220,291
Current Period Gross Charge Offs	—	—	—	4	27	164	48	243

Consumer
Satisfactory (1-4)	17,391	9,234	6,147	2,618	1,151	10,478	120,653	167,672
Watch (5)	—	—	5	—	4	194	107	310
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	1	9	11	20	—	53	1,452	1,546
Total	17,392	9,243	6,163	2,638	1,155	10,725	122,212	169,528
Current Period Gross Charge Offs	13	105	122	32	4	1,161	54	1,491

Combined
Satisfactory (1-4)	354,121	339,904	1,404,573	979,469	378,509	1,042,480	234,745	4,733,801
Watch (5)	—	—	1,010	3,296	149	11,380	107	15,942
Special Mention (6)	—	—	995	—	38	438	—	1,471
Classified (7-9)	1	882	398	226	464	5,701	2,962	10,634
Total	$354,122	$340,786	$1,406,976	$982,991	$379,160	$1,059,999	$237,814	$4,761,848
Current Period Gross Charge Offs	$13	$154	$176	$46	$31	$2,678	$102	$3,200

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 8 and 10.

Certain directors and executive officers of the Company and the Bank, and their affiliates, are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit. At December 31, 2025 and 2024, loans outstanding to these directors and executive officers, and their related interests, are summarized as follows:

	2025	2024

	(In Thousands)

Balance, beginning of year	$8,345	$16,026
New loans and draws	12,651	7,446
Payments	(2,522)	(15,127)

Balance, end of year	$18,474	$8,345

Note 4:      Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2025 and 2024, were as follows:

	2025	2024

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential	—	—
Commercial real estate	6,025	5,960
Commercial business	—	—
Consumer	11	33

Foreclosed assets held for sale and repossessions	6,036	5,993

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$6,036	$5,993

At December 31, 2025 and 2024, there was no other real estate owned not acquired through foreclosure.

At December 31, 2025 and 2024, residential mortgage loans totaling $-0- and $12,000, respectively, were in the process of foreclosure.

Expense (income) applicable to other real estate owned and repossessions for the years ended December 31, 2025, 2024 and 2023, included the following:

	2025	2024	2023

	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(8)	$(496)	$(42)
Valuation write-downs	12	—	81
Operating expenses, net of rental income	(522)	192	272

	$(518)	$(304)	$311

Note 5:      Premises and Equipment

Major classifications of premises and equipment at December 31, 2025 and 2024, stated at cost, were as follows:

	2025	2024

	(In Thousands)

Land	$40,250	$39,340
Buildings and improvements	110,536	107,525
Furniture, fixtures and equipment	72,121	69,916
Operating leases right of use asset	4,161	6,390
	227,068	223,171
Less accumulated depreciation	93,811	90,705
	$133,257	$132,466

Leases. The Company records leases in accordance with ASU 2016-02, Leases (Topic 842). The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of December 31, 2025, the lease right of use asset value was $4.2 million and the corresponding lease liability was $4.2 million. As of December 31, 2024, the lease right of use asset value was $6.4 million and the corresponding lease liability was $6.6 million. At December 31, 2025, expected lease terms ranged from 0.9 years to 9.3 years with a weighted-average lease term of 4.9 years. The weighted-average discount rate was 4.17%.

For each of the years ended December 31, 2025, 2024 and 2023, lease expense was $1.7 million. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs was $333,000, $343,000 and $317,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the years ended December 31, 2025, 2024 and 2023, income recognized from these lease agreements was $1.4 million, $1.3 million, and $1.3 million respectively, and was included in occupancy and equipment expense.

	At or For the Year Ended
	December 31, 2025	December 31, 2024

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$4,161	$6,390
Operating leases liability	$4,236	$6,621

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,697	$1,735
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,692	$1,717
Right of use assets obtained in exchange for lease obligations and adjustments for lease expected lives:
Operating leases	$(1,136)	$814

At December 31, 2025, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2026	$1,281
2027	1,124
2028	881
2029	411
2030	257
Thereafter	768

Future lease payments expected	4,722

Less interest portion of lease payments	(486)

Lease liability	$4,236

Note 6:      Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At December 31, 2025, the Company had 21 such investments, with a net carrying value of $96.9 million. At December 31, 2024, the Company had 23 such investments, with a net carrying value of $98.8 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2036 were $102.3 million as of December 31, 2025, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $91.6 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $13.6 million, $11.4 million and $7.7 million during 2025, 2024 and 2023, respectively. Investment amortization was $12.2 million, $10.2 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Investments in Community Development Entities

From time to time, the Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At December 31, 2025, the Company had one such investment, with a net carrying value of $99,000. At December 31, 2024, the Company had one such investment, with a net carrying value of $199,000. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are accounted for using the proportional amortization method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $120,000, $120,000 and $100,000 during 2025, 2024 and 2023, respectively. Investment amortization amounted to $100,000, $75,000 and $83,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these New Market Tax Credits, with a corresponding reduction in retained earnings, of $62,000.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At both December 31, 2025 and 2024, the Company had no such investments, with the previous investment fully amortizing during 2024. Under current tax law, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $300,000, $305,000 and $258,000 during 2025, 2024 and 2023, respectively. Investment amortization amounted to $-0-, $254,000 and $214,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Upon adoption of ASU 2023-02 on January 1, 2024, the Company recorded a reduction in the investment in these Rehabilitation/Historic Tax Credits, with a corresponding reduction in retained earnings, of $161,000.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 7:     Deposits

Deposits at December 31, 2025 and 2024, are summarized as follows:

	Weighted Average
	Interest Rate	2025	2024

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$841,515	$842,931
Interest-bearing checking and savings accounts	1.20% and 1.39%	2,289,393	2,214,732
		3,130,908	3,057,663

Certificate accounts	0.00% - 0.99%	31,380	52,720
	1.00% - 1.99%	94,864	75,938
	2.00% - 2.99%	22,720	8,244
	3.00% - 3.99%	537,043	89,967
	4.00% - 4.99%	2,432	548,903
	5.00% and above	—	—
	3.13% and 3.62%	688,439	775,772

Brokered deposits	3.80% and 4.61%	663,427	772,114
		663,427	772,114

		$4,482,774	$4,605,549

The weighted average interest rate on certificates of deposit was 3.13% and 3.62% at December 31, 2025 and 2024, respectively.

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $663.4 million and $772.1 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, brokered deposits included $450.0 million and $300.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At December 31, 2025, approximately 38% of the Company’s total deposits were uninsured, when including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 16% of the Company’s total deposits were uninsured at December 31, 2025.

At December 31, 2025, scheduled maturities of certificates of deposit and brokered deposits were as follows:

	Retail	Brokered	Total

	(In Thousands)

2026	$679,400	$463,427	$1,142,827
2027	6,009	150,000	156,009
2028	1,302	50,000	51,302
2029	672	—	672
2030	343	—	343
Thereafter	713	—	713

	$688,439	$663,427	$1,351,866

A summary of interest expense on deposits for the years ended December 31, 2025, 2024 and 2023, is as follows:

	2025	2024	2023

	(In Thousands)

Checking and savings accounts	$31,405	$38,140	$28,579
Certificate accounts	25,209	34,262	29,796
Brokered deposits	37,670	37,537	30,719
Early withdrawal penalties	(147)	(234)	(337)

	$94,137	$109,705	$88,757

Note 8:     Advances From Federal Home Loan Bank

At December 31, 2025 and 2024, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At December 31, 2025 and 2024, there were outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Short-Term Borrowings.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. Investment securities with carrying values of approximately $287.7 million and $110.4 million, respectively, were pledged as collateral for FHLB borrowings at December 31, 2025 and 2024. Loans with carrying values of approximately $2.06 billion and $2.12 billion were pledged as collateral for outstanding advances or borrowings at December 31, 2025 and 2024, respectively. The Bank had $1.32 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2025.

Note 9:      Short-Term Borrowings

Short-term borrowings at December 31, 2025 and 2024, are summarized as follows:

	2025	2024

	(In Thousands)

Notes payable – Community Development Equity Funds	$928	$1,247
Securities sold under reverse repurchase agreements	48,467	64,444
Short-term borrowings from Federal Reserve Bank	—	180,000
Overnight borrowings from the Federal Home Loan Bank	330,000	333,000

	$379,395	$578,691

Short-term borrowings from the Federal Reserve Bank at December 31, 2024, were part of the Federal Reserve Bank’s Bank Term Funding Program (BTFP). The BTFP borrowing matured and was repaid in January 2025 and had a fixed interest rate of 4.83%. The line was secured primarily by the Bank’s held-to-maturity investment securities, with assets pledged totaling approximately $187.7 million as of December 31, 2024. As of December 31, 2025, the Company had no outstanding borrowings from the Federal Reserve Bank.

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

Short-term borrowings had weighted average interest rates of 3.58% at December 31, 2025, compared to 4.32% at December 31, 2024. Short-term borrowings averaged approximately $386.7 million and $433.8 million for the years ended December 31, 2025 and 2024, respectively. The maximum amounts outstanding at any month end were $468.6 million and $578.7 million, respectively, during those same years.

The following table represents the Company’s securities sold under reverse repurchase agreements, which contractually mature daily, at December 31, 2025 and 2024:

	2025	2024

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$48,467	$64,444

Note 10:      Federal Reserve Bank Borrowings

At December 31, 2025 and 2024, the Bank had $305.7 million and $343.4 million, respectively, available under a primary line-of-credit borrowing arrangement with the Federal Reserve Bank. The line is secured primarily by consumer and commercial loans. There were no amounts borrowed under this arrangement at December 31, 2025 or 2024. The Bank borrowed and repaid funds under this arrangement during the year ended December 31, 2025.

As discussed in Note 9, in January 2024, the Bank borrowed $180.0 million under the Federal Reserve Bank’s BTFP, which was repaid upon maturity in January 2025.

Note 11:      Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bore a floating distribution rate equal to 90-day LIBOR plus 1.60% through June 30, 2023. After June 30, 2023, the Trust II securities bear a floating distribution rate equal to three-month CME Term SOFR, plus a spread adjustment for the change from LIBOR, plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 5.72% and 6.43% at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, subordinated debentures issued to capital trusts were as follows:

	2025	2024

	(In Thousands)

Subordinated debentures	$25,774	$25,774

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

Amortization of the debt issuance costs during the years ended December 31, 2025, 2024 and 2023, totaled $124,000, $297,000 and $297,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income. This resulted in an imputed interest rate of 5.91%, 5.92% and 5.94%, respectively, for the years ended December 31, 2025, 2024 and 2023.

At December 31, 2025 and 2024, subordinated notes are summarized as follows:

	2025	2024

	(In Thousands)

Subordinated notes	$—	$75,000
Less: unamortized debt issuance costs	—	124
	$—	$74,876

Note 13:     Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Provisions effective in 2025 did not have a significant impact on the Company’s operations or financial statements.

The Company files a consolidated federal income tax return. As of December 31, 2025 and 2024, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $4.3 million at both December 31, 2025 and 2024.

All income is from continuing operations and is from a single country, the United States of America. During the years ended December 31, 2025, 2024 and 2023, the provision for income taxes included these components:

	2025	2024	2023

	(In Thousands)

Current federal income tax expense	$16,016	$11,392	$12,825
Current state income tax expense	1,623	1,841	1,734
Deferred income tax expense	(1,315)	457	2,985

Income tax expense	$16,324	$13,690	$17,544

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2025	2024

	(In Thousands)
Deferred tax assets
Allowance for credit losses	$15,935	$15,933
Liability for unfunded commitments	2,103	2,092
Interest on nonperforming loans	39	93
Accrued expenses and other	1,479	2,123
Capital loss carryforward	240	158
Tax credit carryforward	3,047	—
Unrealized loss on available-for-sale securities	9,005	15,055
Unrealized loss on securities transferred to held-to-maturity securities	127	64
Unrealized loss on active cash flow derivatives	1,375	4,186
Income recognized for tax in excess of book related to terminated cash flow derivatives	—	1,528
Deferred income	75	100
	33,425	41,332

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(7,256)	(6,654)
Partnership tax credits	(333)	(1,899)
Prepaid expenses	(1,035)	(781)
Difference in basis for acquired assets and liabilities	(346)	(31)
Unrealized gain on terminated cash flow derivatives	—	(1,528)
Other	(353)	(263)
	(9,323)	(11,156)

Net deferred tax asset	$24,102	$30,176

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	2025		2024		2023

	(Dollars In Thousands)
Tax at statutory rate	$18,332	21.0%	$15,854	21.0%	$17,922	21.0%
Nontaxable interest and dividends	(205)	(0.2)	(378)	(0.5)	(433)	(0.5)
U.S. federal tax credits, net (predominantly low-income housing)	(3,853)	(4.4)	(3,319)	(4.4)	(2,290)	(2.7)
State income/franchise taxes, net of federal benefit	1,354	1.6	1,279	1.7	1,467	1.7
Other	696	0.7	254	0.3	878	1.1
	$16,324	18.7%	$13,690	18.1%	$17,544	20.6%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2021 are now closed. In addition, there were no pending audits by any state jurisdiction at December 31, 2025.

During the years ended December 31, 2025, 2024 and 2023, the Company paid U.S. federal income taxes totaling $3.0 million, $1.8 million and $6.3 million, respectively, and paid taxes to various state jurisdictions totaling $1.3 million, $1.9 million and $1.6 million, respectively. In addition, in 2025, the Company received a refund of $19,000 from one state jurisdiction and federal income tax refunds totaling $65,000. In 2024, the Company received federal income tax refunds totaling $218,000. In 2023, the Company received federal income tax refunds totaling $485,000.

Tax payments made to individual state jurisdictions representing five percent or more of total income taxes paid (net of refunds) in the years ended December 31, 2025, 2024 and 2023, respectively, included: for 2025, Illinois $345,000 and Colorado $390,000; for 2024, Minnesota $622,000, Colorado $313,000, Kansas $287,000 and Illinois $192,000; for 2023, Minnesota $703,000.

During the years ended December 31, 2025 and 2024, the state and local jurisdictions that contribute to the majority (totaling greater than 50%) of the effect of the state and local income tax expense included Minnesota, Colorado, and Illinois. During the year ended December 31, 2023, the state and local jurisdictions that contribute to the majority (totaling greater than 50%) of the effect of the state and local income tax expense included Minnesota and Illinois.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2025 and 2024:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)

December 31, 2025
Available-for-sale securities
Agency mortgage-backed securities	$301,249	$—	$301,249	$—
Agency collateralized mortgage obligations	115,333	—	115,333	—
States and political subdivisions securities	51,398	—	51,398	—
Small Business Administration securities	55,851	—	55,851	—
Interest rate derivative asset	5,663	—	5,663	—
Interest rate derivative liability	(11,236)	—	(11,236)	—

December 31, 2024
Available-for-sale securities
Agency mortgage-backed securities	$305,907	$—	$305,907	$—
Agency collateralized mortgage obligations	113,624	—	113,624	—
States and political subdivisions securities	55,948	—	55,948	—
Small Business Administration securities	57,894	—	57,894	—
Interest rate derivative asset	8,065	—	8,065	—
Interest rate derivative liability	(25,000)	—	(25,000)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2025 and 2024, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the year ended December 31, 2025.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at December 31, 2025 or December 31, 2024.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at December 31, 2025 and 2024:

Fair Value Measurements Using
Quoted
Prices
in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
December 31, 2025
Collateral-dependent loans	$—	$—	$—	$—

Foreclosed assets held for sale	$65	$—	$—	$65

December 31, 2024
Collateral-dependent loans	$701	$—	$—	$701

Foreclosed assets held for sale	$—	$—	$—	$—

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At December 31, 2025 and 2024, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2025 and December 31, 2024, are shown in the table above (net of reserves).

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

	December 31, 2025			December 31, 2024
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$189,554	$189,554	1	$195,756	$195,756	1
Held-to-maturity securities	179,200	162,629	2	187,433	162,765	2
Mortgage loans held for sale	6,838	6,838	2	6,937	6,937	2
Loans, net of allowance for credit losses	4,356,853	4,261,757	3	4,690,393	4,529,729	3
Interest receivable	18,068	18,068	3	20,430	20,430	3
Investment in FHLB stock and other assets	20,079	20,079	3	28,392	28,392	3

Financial liabilities
Deposits	4,482,774	4,480,770	3	4,605,549	4,602,312	3
Short-term borrowings	379,395	379,395	3	578,691	578,691	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	—	—	2	74,876	74,438	2
Interest payable	3,612	3,612	3	12,761	12,761	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	53	53	3	72	72	3
Lines of credit	—	—	3	—	—	3

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

At December 31, 2025, the Company had six interest rate swaps, totaling $114.4 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2025, the Company had one participation loan purchased totaling $199,000, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2024, the Company had five interest rate swaps totaling $86.7 million in notional amount with commercial customers, and five interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2024, the Company had one participation loan purchased totaling $8.4 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the years ended December 31, 2025, 2024 and 2023, the Company recognized net losses of $62,000, $58,000 and $337,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI). This balance was accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of adjusting AOCI and increasing Net Interest Income and Retained Earnings over the period. The Company recorded interest income of $6.2 million, $8.1 million and $8.1 million related to this terminated swap in each of the years ended December 31, 2025, 2024 and 2023, respectively. After October 6, 2025, the accretion of interest income related to the terminated swap concluded.

In March 2022, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $300 million, with a termination date of March 1, 2024. This interest rate swap reached its contractual termination date of March 1, 2024 and there has been no further interest income impact related to this swap after that date. The Company recorded a reduction of loan interest income related to this swap transaction of $1.9 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which is recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At December 31, 2025, the USD-Prime rate was 6.75% and the one-month USD-SOFR OIS rate was 3.78659%. The Company recorded a reduction of loan interest income related to the two July 2022 interest rate swaps of $6.6 million, $10.4 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the years ended December 31, 2025 and 2024, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2025	2024

		(In Thousands)

Derivatives designated as hedging instruments

Derivative Liabilities
Active interest rate swaps	Accrued expenses and other liabilities	$5,590	$17,014

Total derivatives designated as hedging instruments		$5,590	$17,014

Derivatives not designated as hedging instruments

Derivative Assets
Interest rate products	Prepaid expenses and other assets	$5,663	$8,065

Total derivatives not designated as hedging instruments		$5,663	$8,065

Derivative Liabilities
Interest rate products	Accrued expenses and other liabilities	$5,646	$7,986

Total derivatives not designated as hedging instruments		$5,646	$7,986

The following table presents the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Year Ended December 31,
Cash Flow Hedges	2025	2024	2023

	(In Thousands)

Terminated interest rate swaps, net of income taxes	$(4,801)	$(6,286)	$(6,267)
Active interest rate swaps, net of income taxes	8,614	214	10,541
	$3,813	$(6,072)	$4,274

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Year Ended December 31,
Cash Flow Hedges	2025		2024		2023
	Interest	Interest	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense	Income	Expense

	(In Thousands)

Terminated interest rate swaps	$6,209	$—	$8,145	$—	$8,122	$—
Active interest rate swaps	(6,624)	—	(12,281)	—	(17,618)	—
	$(415)	$—	$(4,136)	$—	$(9,496)	$—

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

At December 31, 2025, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $17,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At December 31, 2025, the Company had given cash collateral to one derivative counterparty of $1.6 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $4.5 million for commercial lending swaps and collateral from the Company of $6.0 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at December 31, 2025 or December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

At December 31, 2025 and 2024, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $-0- and $34.5 million, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $14.1 million and $14.4 million at December 31, 2025 and 2024, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $15.2 million and $16.8 million at December 31, 2025 and 2024, respectively, with no letters of credit having terms over five years.

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

At December 31, 2025, the Bank had granted unused lines of credit to borrowers aggregating approximately $954.8 million and $208.2 million for commercial lines and open-end consumer lines, respectively. At December 31, 2024, the Bank had granted unused lines of credit to borrowers aggregating approximately $993.8 million and $205.6 million for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas. Although the Bank has a diversified portfolio, loans (including FDIC-assisted acquired loans) aggregating approximately $709.3 million and $781.4 million at December 31, 2025 and 2024, respectively, were secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis area.

Note 17:      Additional Cash Flow Information

	Year Ended December 31,
	2025	2024	2023

	(In Thousands)
Noncash Investing and Financing Activities
Foreclosed assets acquired in settlement of loans	$255	$15,771	$142
Sale and financing of foreclosed assets	—	9,585	—
Conversion of premises and equipment to foreclosed assets	—	994	—
Increase in unfunded portion of investments in tax credit partnerships and corresponding liability for future funding upon accounting standard adoption	—	30,555	—
Dividends declared but not paid	4,761	4,692	4,722

Additional Cash Payment Information
Interest paid	122,648	129,019	100,405
Federal income taxes paid	3,000	1,800	6,310
Income taxes paid to state and local jurisdictions	1,327	1,853	1,578

Note 18:      Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements. Effective July 1, 2006, this plan was closed to new participants. Employees already in the plan continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Company’s policy is to fund pension cost accrued. Employer contributions charged to expense for this plan for the years ended December 31, 2025, 2024 and 2023, were approximately $1.5 million, $1.5 million and $1.7 million, respectively. The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan. The funded status of the plan as of July 1, 2025 and 2024, was 95.1% and 93.4%, respectively. The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2025 and 2024, respectively, divided by the funding target. No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees. The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation. Employer contributions charged to expense for this plan for the years ended December 31, 2025, 2024 and 2023, were approximately $2.0 million, $1.8 million and $1.8 million, respectively.

Note 19:      Stock Compensation Plans

The Company established the 2013 Equity Incentive Plan (the “2013 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock. On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon the stockholders’ approval of the 2018 Plan, the 2013 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2013 Plan were not affected. At December 31, 2025, 95,622 options were outstanding under the 2013 Plan.

The Company established the 2018 Plan for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 800,000 shares of common stock. On May 11, 2022, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”). Upon the stockholders’ approval of the 2022 Plan, the 2018 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2018 Plan; however, existing outstanding awards under the 2018 Plan were not affected. At December 31, 2025, 423,185 options were outstanding under the 2018 Plan.

The 2022 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The number of shares of common stock available for awards under the 2022 Plan is 900,000 (the “2022 Plan Limit”). Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2022 Plan Limit on a 2.5-to-1 basis. At December 31, 2025, 787,455 options were outstanding under the 2022 Plan.

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

Stock awards may be granted upon terms and conditions determined solely at the discretion of the Compensation Committee.

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

		Shares	Weighted
	Available	Under	Average
	to be Granted	Option	Exercise Price

Balance, January 1, 2023	694,850	1,064,917	$53.671
Forfeited from terminated plan(s)	—	(9,100)	51.123
Granted from 2022 Plan	(210,300)	210,300	53.166
Exercised	—	(22,762)	38.830
Forfeited from current plan(s)	3,050	(3,050)	61.550

Balance, December 31, 2023	487,600	1,240,305	53.857
Forfeited from terminated plan(s)	—	(15,634)	51.289
Granted from 2022 Plan	(214,800)	214,800	61.706
Exercised	—	(203,601)	49.586
Forfeited from current plan(s)	28,549	(28,549)	57.483

Balance, December 31, 2024	301,349	1,207,321	55.921
Forfeited from terminated plan(s)	—	(14,784)	56.910
Granted from 2022 Plan	(224,975)	224,975	57.318
Exercised	—	(94,463)	51.029
Forfeited from current plan(s)	16,787	(16,787)	58.626

Balance, December 31, 2025	93,161	1,306,262	$56.470

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023

Expected dividends per share	$1.72	$1.60	$1.60
Risk-free interest rate	3.81%	4.31%	4.51%
Expected life of options	6 years	6 years	6 years
Expected volatility	24.17%	25.48%	23.69%
Weighted average fair value of options granted during year	$12.03	$15.01	$11.69

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

The following table presents the activity related to options under all plans for the year ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2025	1,207,321	$55.921	6.80 years
Granted	224,975	57.318
Exercised	(94,463)	51.029
Forfeited	(31,571)	57.822
Options outstanding, December 31, 2025	1,306,262	56.470	6.69 years

Options exercisable, December 31, 2025	602,881	$54.268	4.51 years

For the years ended December 31, 2025, 2024 and 2023, options granted were 224,975, 214,800, and 210,300, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2025, 2024 and 2023, was $911,000, $2.7 million and $354,000, respectively. Cash received from the exercise of options for the years ended December 31, 2025, 2024 and 2023, was $4.8 million, $10.1 million and $884,000, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $841,000, $2.5 million and $212,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of options outstanding at December 31, 2025, 2024 and 2023, was $6.7 million, $5.4 million and $7.4 million, respectively. The total intrinsic value of options exercisable at December 31, 2025, 2024 and 2023, was $4.4 million, $3.3 million and $4.5 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2025.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2025	667,710	$57.638	$12.866
Granted	224,975	57.318	12.016
Vested this period	(169,810)	54.274	11.235
Nonvested options forfeited	(19,494)	57.294	12.653

Nonvested options, December 31, 2025	703,381	$58.357	$12.994

For the years ended December 31, 2025, 2024 and 2023, compensation expense for stock option grants was $1.9 million, $1.8 million and $1.6 million, respectively. At December 31, 2025, there was $8.7 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans. This compensation cost is expected to be recognized through 2031, with the majority of this expense recognized in 2026 and 2027.

The following table further summarizes information about stock options outstanding at December 31, 2025:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$41.300 to 41.740	118,345	3.86 years	$41.635	118,345	$41.635
$50.720 to 59.160	707,134	6.88 years	55.627	300,185	55.250
$60.150 to 65.670	480,783	7.11 years	61.361	184,351	60.778

	1,306,262	6.69 years	$56.470	602,881	$54.268

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

Note 21:      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2025	2024

	(In Thousands)

Net unrealized loss on available-for-sale securities	$(36,599)	$(61,191)

Net unrealized loss on held-to-maturity securities	(517)	(262)

Net unrealized loss on active derivatives used for cash flow hedges	(5,590)	(17,014)

Net unrealized gain on terminated derivatives used for cash flow hedges	—	6,209
	(42,706)	(72,258)

Tax effect	10,506	17,896

Net-of-tax amount	$(32,200)	$(54,362)

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2025, 2024 and 2023, were as follows:

	Amounts Reclassified
	from AOCI			Affected Line Item in the
	2025	2024	2023	Statements of Income

	(In Thousands)

Change in fair value of cash flow hedge	6,209	8,145	8,122	Amortization of realized gain on termination of cash flow hedge (total reclassification amount before tax)

Income taxes	(1,408)	(1,859)	(1,855)	Provision for income taxes

Total reclassifications out of AOCI	$4,801	$6,286	$6,267

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2025) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2025, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2025, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of December 31, 2025, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2025 and 2024, the Company and the Bank exceeded their minimum capital requirements then in effect. The entities may not pay dividends which would reduce capital below the minimum requirements shown below. In addition to the minimum capital ratios, the capital rules include a capital conservation buffer, under which a banking organization must have Common Equity Tier 1 capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses. The net unrealized gain or loss on securities is not included in computing regulatory capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2025
Total capital
Great Southern Bancorp, Inc.	$744,073	15.3%	$388,101	8.0%	N/A	N/A
Great Southern Bank	$693,155	14.3%	$388,030	8.0%	$485,038	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$683,276	14.1%	$291,075	6.0%	N/A	N/A
Great Southern Bank	$632,369	13.0%	$291,023	6.0%	$388,030	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$683,276	12.2%	$224,310	4.0%	N/A	N/A
Great Southern Bank	$632,369	11.3%	$224,275	4.0%	$280,344	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$658,276	13.6%	$218,307	4.5%	N/A	N/A
Great Southern Bank	$632,369	13.0%	$218,267	4.5%	$315,275	6.5%

As of December 31, 2024
Total capital
Great Southern Bancorp, Inc.	$809,221	15.4%	$419,108	8.0%	N/A	N/A
Great Southern Bank	$725,974	13.9%	$418,985	8.0%	$523,732	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$668,639	12.8%	$314,331	6.0%	N/A	N/A
Great Southern Bank	$660,411	12.6%	$314,239	6.0%	$418,985	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$668,639	11.2%	$239,536	4.0%	N/A	N/A
Great Southern Bank	$660,411	11.0%	$239,487	4.0%	$299,359	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$643,639	12.3%	$235,748	4.5%	N/A	N/A
Great Southern Bank	$660,411	12.6%	$235,679	4.5%	$340,426	6.5%

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

In December 2024, an agreement in principle was reached between the Company and the third-party vendor whereby the Master Agreement would be terminated and the parties’ card servicing agreement would be continued and expanded. The Company recorded a $2.0 million accrued expense in 2024 in connection with these developments. Final agreements were executed and a full settlement of the matter was completed in May 2025.

Note 24:      Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2025, 2024 and 2023:

		2025
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$80,243	$80,975	$79,079	$73,435
Interest expense	30,909	30,012	28,306	24,272
Provision for credit losses on loans	—	—	—	—
Provision (credit) for unfunded commitments	(348)	(110)	(379)	882
Net realized gain (loss) on available-for-sale securities	—	—	—	—
Non-interest income	6,590	8,212	7,062	7,188
Non-interest expense	34,822	35,005	36,116	36,000
Provision for income taxes	4,290	4,494	4,346	3,194
Net income available to common shareholders	17,160	19,786	17,752	16,275
Earnings per common share – diluted	1.47	1.72	1.56	1.45

		2024
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$77,390	$80,927	$83,796	$82,585
Interest expense	32,574	34,109	35,821	33,051
Provision for credit losses on loans	500	—	1,200	—
Provision (credit) for unfunded commitments	130	(607)	(63)	1,556
Net realized gain (loss) on available-for-sale securities	—	—	—	—
Non-interest income	6,806	9,833	6,992	6,934
Non-interest expense	34,422	36,409	33,717	36,947
Provision for income taxes	3,163	3,861	3,623	3,043
Net income available to common shareholders	13,407	16,988	16,490	14,922
Earnings per common share – diluted	1.13	1.45	1.41	1.27

		2023
	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Data)

Interest income	$71,463	$73,618	$75,272	$76,482
Interest expense	18,271	25,480	28,534	31,335
Provision for credit losses on loans	1,500	—	—	750
Provision (credit) for unfunded commitments	(826)	(1,619)	(1,195)	(1,689)
Net realized gain (loss) on available-for-sale securities	—	—	—	—
Non-interest income	7,889	7,769	7,852	6,563
Non-interest expense	34,463	34,718	35,557	36,285
Provision for income taxes	5,488	4,488	4,349	3,219
Net income available to common shareholders	20,456	18,320	15,879	13,145
Earnings per common share – diluted	1.67	1.52	1.33	1.11

Note 25:      Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2025 and 2024, and statements of income, comprehensive income and cash flows for the years ended December 31, 2025, 2024 and 2023, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2025	2024

	(In Thousands)
Statements of Financial Condition

Assets
Cash	$56,332	$87,621
Investment in subsidiary bank	610,219	616,340
Deferred and accrued income taxes	35	618
Prepaid expenses and other assets	833	898

	$667,419	$705,477

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,519	$5,259
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	—	74,876
Common stock	111	117
Additional paid-in capital	54,120	50,336
Retained earnings	614,095	603,477
Accumulated other comprehensive income (loss)	(32,200)	(54,362)

	$667,419	$705,477

	2025	2024	2023

	(In Thousands)

Statements of Income

Income
Dividends from subsidiary bank	$105,000	$70,000	$65,000
Other income	—	—	—

	105,000	70,000	65,000

Expense
Operating expenses	3,514	3,280	2,780
Interest expense	3,561	6,221	6,158

	7,075	9,501	8,938

Income before income tax and equity in undistributed earnings of subsidiaries	97,925	60,499	56,062
Credit for income taxes	(1,331)	(1,960)	(1,932)

Income before equity in earnings of subsidiaries	99,256	62,459	57,994

Equity in undistributed earnings of subsidiaries	(28,283)	(652)	9,806

Net income	$70,973	$61,807	$67,800

	2025	2024	2023

	(In Thousands)

Statements of Cash Flows

Operating Activities
Net income	$70,973	$61,807	$67,800
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	28,283	652	(9,806)
Compensation expense for stock option grants	1,857	1,770	1,621
Amortization of interest rate derivative and deferred costs on subordinated notes	124	297	298
Changes in
Prepaid expenses and other assets	65	(21)	5
Accounts payable and accrued expenses	191	(191)	250
Income taxes	583	23	(493)
Net cash provided by operating activities	102,076	64,337	59,675

Investing Activities
Net cash provided by investing activities	—	—	—

Financing Activities
Purchases of the Company’s common stock	(44,461)	(15,152)	(23,326)
Dividends paid	(18,724)	(18,708)	(19,282)
Stock options exercised	4,820	10,096	884
Redemption of subordinated notes	(75,000)	—	—
Net cash used in financing activities	(133,365)	(23,764)	(41,724)

Increase (Decrease) in Cash	(31,289)	40,573	17,951

Cash, Beginning of Year	87,621	47,048	29,097

Cash, End of Year	$56,332	$87,621	$47,048

Additional Cash Payment Information
Interest paid	$3,772	$6,247	$6,107

	2025	2024	2023

	(In Thousands)

Statements of Comprehensive Income

Net Income	$70,973	$61,807	$67,800

Comprehensive income (loss) of subsidiaries	22,162	(11,881)	10,874

Comprehensive Income	$93,135	$49,926	$78,674

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

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below at December 31, 2025, 2024 and 2023.

	2025	2024	2023
		(In Thousands)

Interest income	$313,732	$324,698	$296,835
Interest expense	113,499	135,555	103,620
Net interest income	200,233	189,143	193,215

Credit loss expense	45	2,716	(3,079)
Net interest income after credit loss expense	200,188	186,427	196,294

Non-interest Income
Commissions	1,626	1,227	1,153
Overdraft and insufficient funds fees	5,182	5,140	7,617
Point-of-sale and ATM fee income and service charges	13,202	13,586	14,346
Net gain on loan sales	3,272	3,779	2,354
Late charges and fees on loans	1,193	512	786
Fees from debit card contracts	1,615	1,804	2,579
Other income	2,962	4,517	1,238
	29,052	30,565	30,073

Non-interest Expense
Salaries and incentives	64,911	63,954	63,641
Employee benefits	15,052	14,645	14,880
Net occupancy expense	13,267	12,430	12,357
Technology, furniture and equipment expense	22,030	19,688	18,477
Postage	3,565	3,329	3,590
Insurance	4,448	4,622	4,542
Advertising	2,929	3,124	3,396
Office supplies and printing	953	1,008	1,057
Telephone	2,797	2,772	2,730
Legal, audit and other professional fees	4,166	5,399	7,086
Expense (income) on other real estate and repossessions	(518)	(304)	311
Intangible asset amortization	434	433	286
Travel, meals and entertainment	2,141	2,066	2,076
Other operating expenses	5,768	8,329	6,594
	141,943	141,495	141,023

Income Before Income Taxes	87,297	75,497	85,344
Provision for Income Taxes	16,324	13,690	17,544
Net Income	$70,973	$61,807	$67,800

The measure of segment assets is based on total assets as reported on the consolidated statements of financial condition. For the years ended December 31, 2025 and 2024, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated statements of financial condition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2025, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under “Management’s Report on Internal Control Over Financial Reporting” and “Report of the Independent Registered Public Accounting Firm.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting as of December 31, 2025, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 is set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated March 6, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/Forvis Mazars, LLP

Springfield, Missouri

March 6, 2026

ITEM 9B.OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Insider Trading Policy. The information concerning our insider trading policy required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. Our code of ethics is available on our website, at https://investors.greatsouthernbank.com/governance/governance-documents/default.aspx.

ITEM 11.EXECUTIVE COMPENSATION.

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
	to be issued upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Shares
Plan Category	and Rights	and Rights	Reflected in the First Column)
Equity compensation plans approved by stockholders	1,306,262	$56.470	93,161	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,306,262	$56.470	93,161
(1)	Represents shares available for future awards under the Company’s 2022 Omnibus Incentive Plan. Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2022 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File no. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

A description of the current salary and bonus arrangements for the Registrant’s executive officers for 2026 is attached as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors is attached as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File no. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form previously filed with the Commission as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, is incorporated herein by reference as Exhibit 10.21.*

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Inapplicable.

(14)	Code of Ethics

Available on the investor relations page of the Registrant’s website, at
https://investors.greatsouthernbank.com/governance/governance-documents/default.aspx

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(19)	Insider trading policies and procedures

The Registrant’s insider trading policy previously filed with the Commission as Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, is incorporated herein by reference as Exhibit 19.

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

Attached as Exhibit 32.

(97)	Great Southern Bancorp, Inc. Compensation Recovery Policy

The Registrant’s Compensation Recovery Policy previously filed with the Commission as Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, is incorporated herein by reference as Exhibit 97.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

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

GREAT SOUTHERN BANCORP, INC.

Date: March 6, 2026	By:	/s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner	President, Chief Executive Officer and Director	March 6, 2026
Joseph W. Turner	(Principal Executive Officer)

/s/ William V. Turner	Chairman of the Board	March 6, 2026
William V. Turner

/s/ Rex A. Copeland	Treasurer (Principal Financial Officer and	March 6, 2026
Rex A. Copeland	Principal Accounting Officer)

/s/ Kevin R. Ausburn	Director	March 6, 2026
Kevin R. Ausburn

/s/ Julie T. Brown	Director	March 6, 2026
Julie T. Brown

/s/ Thomas J. Carlson	Director	March 6, 2026
Thomas J. Carlson

/s/ Amelia A. Counts	Director	March 6, 2026
Amelia A. Counts

/s/ Steven D. Edwards	Director	March 6, 2026
Steven D. Edwards

/s/ Debra Mallonee (Shantz) Hart	Director	March 6, 2026
Debra Mallonee (Shantz) Hart

/s/ Douglas M. Pitt	Director	March 6, 2026
Douglas M. Pitt

/s/ Earl A. Steinert, Jr.	Director	March 6, 2026
Earl A. Steinert, Jr.