Form 10-Q
period 2026-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2026-05-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 10,893,203 shares of common stock, par value $.01 per share, outstanding at May 5, 2026.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Number of Share Data)

	MARCH 31,	DECEMBER 31,
	2026	2025

	(Unaudited)
ASSETS
Cash	$101,405	$109,833
Interest-bearing deposits in other financial institutions	85,999	79,721
Cash and cash equivalents	187,404	189,554

Available-for-sale securities	513,846	523,831
Held-to-maturity securities	177,594	179,200
Mortgage loans held for sale	6,823	6,838
Loans receivable, net of allowance for credit losses of $64,784 – March 2026; $64,771 – December 2025	4,456,639	4,356,853
Interest receivable	19,716	18,068
Prepaid expenses and other assets	124,023	128,615
Other real estate owned and repossessions, net	6,615	6,036
Premises and equipment, net	132,113	133,257
Goodwill and other intangible assets	9,552	9,660
Federal Home Loan Bank stock and other interest-earning assets	27,720	20,079
Current and deferred income taxes	25,277	26,615
Total Assets	$5,687,322	$5,598,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,445,161	$4,482,774
Securities sold under reverse repurchase agreements with customers	37,198	48,467
Short-term borrowings and other interest-bearing liabilities	470,660	330,928
Subordinated debentures issued to capital trust	25,774	25,774
Accrued interest payable	3,250	3,612
Advances from borrowers for taxes and insurance	9,021	5,781
Accrued expenses and other liabilities	55,011	56,596
Liability for unfunded commitments	7,617	8,548
Total Liabilities	5,053,692	4,962,480

Stockholders’ Equity:
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2026 and December 2025 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2026 – 10,873,847 shares; December 2025 – 11,062,252 shares	83	111
Additional paid-in capital	56,126	54,120
Retained earnings	612,570	614,095
Accumulated other comprehensive loss	(35,149)	(32,200)
Total Stockholders’ Equity	633,630	636,126

Total Liabilities and Stockholders’ Equity	$5,687,322	$5,598,606

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025

	(Unaudited)
INTEREST INCOME
Loans	$64,660	$73,071
Investment securities and other	6,505	7,172
TOTAL INTEREST INCOME	71,165	80,243

INTEREST EXPENSE
Deposits	18,337	24,600
Securities sold under reverse repurchase agreements	96	371
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4,062	4,450
Subordinated debentures issued to capital trust	342	382
Subordinated notes	—	1,106
TOTAL INTEREST EXPENSE	22,837	30,909

NET INTEREST INCOME	48,328	49,334
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
CREDIT FOR LOSSES ON UNFUNDED COMMITMENTS	(931)	(348)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND CREDIT FOR LOSSES ON UNFUNDED COMMITMENTS	49,259	49,682

NON-INTEREST INCOME
Commissions	615	262
Overdraft and insufficient funds fees	1,231	1,215
Point-Of-Sale and ATM fee income and service charges	3,101	3,234
Net gains on loan sales	719	601
Late charges and fees on loans	136	243
Loss on derivative interest rate products	(2)	(24)
Other income	1,229	1,059
TOTAL NON-INTEREST INCOME	7,029	6,590

NON-INTEREST EXPENSE
Salaries and employee benefits	20,071	20,129
Net occupancy and equipment expense	8,864	8,533
Postage	925	931
Insurance	1,072	1,165
Advertising	372	290
Office supplies and printing	222	266
Telephone	685	706
Legal, audit and other professional fees	690	1,038
Expense (income) on other real estate and repossessions	54	(70)
Intangible asset amortization	108	108
Other operating expenses	1,729	1,726
TOTAL NON-INTEREST EXPENSE	34,792	34,822

INCOME BEFORE INCOME TAXES	21,496	21,450
PROVISION FOR INCOME TAXES	4,020	4,290
NET INCOME	$17,476	$17,160

Basic Earnings Per Common Share	$1.59	$1.47
Diluted Earnings Per Common Share	$1.58	$1.47

Dividends Declared Per Common Share	$0.43	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025

	(Unaudited)
Net Income	$17,476	$17,160

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(497) and $2,490, for 2026 and 2025, respectively	(1,519)	7,633

Unrealized loss on securities transferred to held-to-maturity, net of credit of $(13) and $(15) for 2026 and 2025, respectively	(40)	(44)

Amortization of realized loss on termination of cash flow hedge, net of credit of $-0- and $(457), for 2026 and 2025, respectively	—	(1,546)

Change in value of active cash flow hedges, net of taxes (credit) of $(453) and $1,364 for 2026 and 2025, respectively	(1,390)	4,181

Comprehensive Income	$14,527	$27,384

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED MARCH 31, 2026
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2026	$111	$54,120	$614,095	$(32,200)	$—	$636,126
Net income	—	—	17,476	—	—	17,476
Stock issued under Stock Option Plan	—	2,006	—	—	2,573	4,579
Common cash dividends declared, $0.43 per share	—	—	(4,680)	—	—	(4,680)
Change in fair value of cash flow hedges	—	—	—	(1,390)	—	(1,390)
Change in fair value of held-to-maturity securities	—	—	—	(40)	—	(40)
Change in fair value of available-for-sale securities	—	—	—	(1,519)	—	(1,519)
Repurchase of the Company’s common stock	—	—	—	—	(16,922)	(16,922)
Reclassification of treasury stock per Maryland law	(28)	—	(14,321)	—	14,349	—
Balance, March 31, 2026	$83	$56,126	$612,570	$(35,149)	$—	$633,630

	THREE MONTHS ENDED MARCH 31, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2025	$117	$50,336	$603,477	$(54,362)	$—	$599,568
Net income	—	—	17,160	—	—	17,160
Stock issued under Stock Option Plan	—	740	—	—	441	1,181
Common cash dividends declared, $0.40 per share	—	—	(4,626)	—	—	(4,626)
Change in fair value of cash flow hedges	—	—	—	2,635	—	2,635
Change in fair value of held-to-maturity securities	—	—	—	(44)	—	(44)
Change in fair value of available-for-sale securities	—	—	—	7,633	—	7,633
Repurchase of the Company’s common stock	—	—	—	—	(10,214)	(10,214)
Reclassification of treasury stock per Maryland law	(1)	—	(9,772)	—	9,773	—
Balance, March 31, 2025	$116	$51,076	$606,239	$(44,138)	$—	$613,293

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,476	$17,160
Proceeds from sales of loans held for sale	32,885	28,761
Originations of loans held for sale	(31,490)	(27,636)
Items not requiring (providing) cash:
Depreciation	2,143	1,969
Amortization	116	186
Compensation expense for stock option grants	494	456
Provision for credit losses on loans	—	—
Provision (credit) for unfunded commitments	(931)	(348)
Net gain on loan sales	(719)	(601)
Net (gain) loss on sale of premises and equipment	(13)	2
Net loss on sale/write-down of other real estate owned and repossessions	6	5
Accretion of deferred income, premiums, discounts and other	(1,189)	(3,018)
Loss on derivative interest rate products	2	24
Deferred income taxes	(958)	(161)
Changes in:
Interest receivable	(1,648)	(1,074)
Prepaid expenses and other assets	2,928	2,594
Accrued expenses and other liabilities	(1,175)	(4,896)
Income taxes refundable/payable	3,257	1,577
Net cash provided by operating activities	21,184	15,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(100,513)	(399)
Purchase of loans	—	—
Purchase of premises and equipment	(1,302)	(1,932)
Proceeds from sale of premises and equipment	33	—
Proceeds from sale of other real estate owned and repossessions	69	36
Proceeds from maturities and calls of available-for-sale securities	9	1,509
Principal reductions on mortgage-backed securities	10,115	8,238
Purchase of available-for-sale securities	—	—
Investment in tax credit partnerships	(596)	(639)
Redemption (purchase) of Federal Home Loan Bank stock and change in other interest-earning assets	(7,641)	2,579
Net cash provided by (used in) investing activities	(99,826)	9,392

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(17,018)	(14,076)
Net increase (decrease) in checking and savings deposits	(9,136)	43,266
Net increase (decrease) in brokered deposits	(11,459)	123,307
Net increase in short-term borrowings	128,463	36,538
Repayment of borrowing under Federal Reserve Bank Term Funding Program	—	(180,000)
Advances from borrowers for taxes and insurance	3,240	2,179
Repurchases of the Company’s common stock	(16,922)	(10,214)
Dividends paid	(4,761)	(4,692)
Stock options exercised	4,085	725
Net cash provided by (used in) financing activities	76,492	(2,967)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,150)	21,425
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	189,554	195,756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,404	$217,181

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company,” “GSBC” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2025, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of GSBC, its wholly owned subsidiary, Great Southern Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Community Development Company, LLC (including its wholly owned subsidiary, Great Southern CDE, LLC), GS, LLC, GSSC, LLC, GSTC Investments, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS RE Management, LLC), GS-RE Holding II, LLC, and GS-RE Holding III, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Prior period consolidated financial statements are reclassified where necessary to conform to the current period presentation.

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

GSBC operates as a one-bank holding company. GSBC’s business primarily consists of the operations of the Bank, which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas. The Bank also originates commercial loans from lending offices in Atlanta; Charlotte, North Carolina; Chicago; Dallas; Denver; Omaha, Nebraska; and Phoenix. GSBC and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 became effective for the Company beginning with the fiscal year ended December 31, 2025 and did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, although early adoption and retrospective application is permitted. ASU 2024-03 is currently not expected to have a material impact on the Company’s consolidated financial statements but will impact disclosures.

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the scope of the “gross up” method, formerly applicable only to purchased credit-deteriorated (PCD) assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this ASU, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (1) through a business combination, or (2) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 is effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments (1) allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (2) allow grouping individual forecasted transactions with similar (not identical) risk exposures, (3) include a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without designation, subject to simplifying assumptions, and (4) provide additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 is effective for us beginning in 2027, though early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and enhances guidance under ASC 270 on interim financial reporting by (1) clarifying the scope of ASC 270 such that it now explicitly applies only to entities that issue complete interim financial statements and related notes under U.S. GAAP, (2) establishing clear guidance on the form of interim statements and notes, incorporating a comprehensive list of required interim disclosures, and (3) introducing a requirement to disclose material events and changes occurring after the end of the last annual period that could impact interim results. ASU 2025-11 is effective for us for interim periods beginning in 2028, though early adoption is permitted. ASU 2025-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2026	2025

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	10,988	11,640
Net income	$17,476	$17,160
Per common share amount	$1.59	$1.47

Diluted:
Average common shares outstanding	10,988	11,640
Net effect of dilutive stock options – based on the treasury stock method using average market price	61	52
Diluted common shares	11,049	11,692
Net income	$17,476	$17,160
Per common share amount	$1.58	$1.47

Options outstanding at March 31, 2026 and 2025, to purchase 581,322 and 854,813 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three-month periods then ended because the exercise prices of such options were greater than the average market price of the common stock for the three months ended March 31, 2026 and 2025, respectively.

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

The amortized cost and fair values of securities were as follows at the dates indicated:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$320,297	$380	$25,920	$294,757
Agency collateralized mortgage obligations	119,018	771	5,930	113,859
States and political subdivisions	53,224	76	2,486	50,814
Small Business Administration securities	59,922	—	5,506	54,416
	$552,461	$1,227	$39,842	$513,846

	March 31, 2026
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,377	$1,179	$70,556	$—	$5,820	$64,736
Agency collateralized mortgage obligations	102,711	(1,778)	100,933	—	10,739	90,194
States and political subdivisions	6,076	29	6,105	—	515	5,590
	$178,164	$(570)	$177,594	$—	$17,074	$160,520

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$325,618	$805	$25,174	$301,249
Agency collateralized mortgage obligations	120,465	933	6,065	115,333
States and political subdivisions securities	53,347	89	2,038	51,398
Small Business Administration securities	61,000	14	5,163	55,851
	$560,430	$1,841	$38,440	$523,831

	December 31, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,713	$1,313	$71,026	$—	$5,694	$65,332
Agency collateralized mortgage obligations	103,918	(1,857)	102,061	—	10,424	91,637
States and political subdivisions	6,086	27	6,113	—	453	5,660
	$179,717	$(517)	$179,200	$—	$16,571	$162,629

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	1,029	1,037	—	—
After two through three years	—	—	—	—
After three through four years	—	—	—	—
After four through five years	—	—	—	—
After five through fifteen years	26,290	25,243	6,105	5,590
After fifteen years	25,905	24,534	—	—
Securities not due on a single maturity date	499,237	463,032	171,489	154,930
	$552,461	$513,846	$177,594	$160,520

Available-for-sale investments in debt securities are reported in the financial statements at their fair value. The total fair value of these investments at March 31, 2026 and December 31, 2025, was approximately $513.8 million and $523.8 million, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at March 31, 2026 and December 31, 2025, was $428.1 million and $409.0 million, respectively, which was approximately 83.3% and 78.1% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivision securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at March 31, 2026 and December 31, 2025, which was $177.6 million and $179.2 million, respectively. Total fair value of these investments at March 31, 2026 and December 31, 2025 was approximately $160.5 million and $162.6 million, respectively. The amortized carrying value exceeded the fair value of all held-to-maturity securities at both March 31, 2026 and December 31, 2025.

Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at March 31, 2026, it had ample liquidity sources to fund its ongoing operations without selling investment securities in this portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings of issuers, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$20,762	$(21)	$236,437	$(25,899)	$257,199	$(25,920)
Agency collateralized mortgage obligations	9,098	(95)	60,041	(5,835)	69,139	(5,930)
States and political subdivisions securities	10,724	(289)	36,633	(2,197)	47,357	(2,486)
Small Business Administration securities	6,971	(59)	47,445	(5,447)	54,416	(5,506)
	$47,555	$(464)	$380,556	$(39,378)	$428,111	$(39,842)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,736	$(5,820)	$64,736	$(5,820)
Agency collateralized mortgage obligations	—	—	90,194	(10,739)	90,194	(10,739)
States and political subdivisions securities	—	—	5,590	(515)	5,590	(515)
	$—	$—	$160,520	$(17,074)	$160,520	$(17,074)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$—	$—	$241,503	$(25,174)	$241,503	$(25,174)
Agency collateralized mortgage obligations	—	—	70,774	(6,065)	70,774	(6,065)
States and political subdivisions securities	4,409	(109)	43,528	(1,929)	47,937	(2,038)
Small Business Administration securities	—	—	48,807	(5,163)	48,807	(5,163)
	$4,409	$(109)	$404,612	$(38,331)	$409,021	$(38,440)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,332	$(5,694)	$65,332	$(5,694)
Agency collateralized mortgage obligations	—	—	91,637	(10,424)	91,637	(10,424)
States and political subdivisions securities	—	—	5,660	(453)	5,660	(453)
	$—	$—	$162,629	$(16,571)	$162,629	$(16,571)

There were no sales of available-for-sale securities during the three months ended March 31, 2026 or March 31, 2025.

Allowance for Credit Losses. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of March 31, 2026 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

NOTE 6: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company measures the allowance for credit losses under ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credit, financial guarantees, and other similar instruments.

Classes of loans at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025

	(In Thousands)
One- to four-family residential construction	$38,981	$30,258
Subdivision construction	23,008	32,160
Land development	43,555	37,519
Commercial construction	326,602	249,224
Owner occupied one- to four-family residential	651,228	656,699
Non-owner occupied one- to four-family residential	131,499	125,298
Commercial real estate	1,583,124	1,556,148
Other residential (multi-family)	1,369,294	1,387,410
Commercial business	180,182	178,514
Consumer auto	23,372	24,169
Consumer other	21,449	22,249
Home equity lines of credit	134,704	128,030
	4,526,998	4,427,678
Allowance for credit losses	(64,784)	(64,771)
Deferred loan fees and gains, net	(5,575)	(6,054)
	$4,456,639	$4,356,853

Weighted average interest rate	5.78%	5.76%

Classes of loans by aging were as follows as of the dates indicated.

	March 31, 2026
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$34	$—	$—	$34	$38,947	$38,981	$—
Subdivision construction	—	—	—	—	23,008	23,008	—
Land development	—	—	—	—	43,555	43,555	—
Commercial construction	—	—	—	—	326,602	326,602	—
Owner occupied one- to four-family residential	2,224	—	703	2,927	648,301	651,228	—
Non-owner occupied one- to four-family residential	—	—	—	—	131,499	131,499	—
Commercial real estate	188	—	2,725	2,913	1,580,211	1,583,124	—
Other residential (multi-family)	—	—	—	—	1,369,294	1,369,294	—
Commercial business	—	—	—	—	180,182	180,182	—
Consumer auto	12	1	—	13	23,359	23,372	—
Consumer other	108	10	8	126	21,323	21,449	—
Home equity lines of credit	101	—	18	119	134,585	134,704	—
Total	$2,667	$11	$3,454	$6,132	$4,520,866	$4,526,998	$—

	December 31, 2025
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$30,258	$30,258	$—
Subdivision construction	—	—	—	—	32,160	32,160	—
Land development	—	—	—	—	37,519	37,519	—
Commercial construction	—	—	—	—	249,224	249,224	—
Owner occupied one- to four-family residential	830	521	631	1,982	654,717	656,699	—
Non-owner occupied one- to four-family residential	—	—	1,435	1,435	123,863	125,298	—
Commercial real estate	70	—	—	70	1,556,078	1,556,148	—
Other residential (multi-family)	24,762	—	—	24,762	1,362,648	1,387,410	—
Commercial business	—	—	—	—	178,514	178,514	—
Consumer auto	27	12	—	39	24,130	24,169	—
Consumer other	128	30	10	168	22,081	22,249	—
Home equity lines of credit	74	—	18	92	127,938	128,030	—
Total	$25,891	$563	$2,094	$28,548	$4,399,130	$4,427,678	$—

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

Nonaccruing loans are summarized as follows as of the dates indicated:

	March 31,	December 31,
	2026	2025

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	703	631
Non-owner occupied one- to four-family residential	—	1,435
Commercial real estate	—	—
Other residential (multi-family)	2,725	—
Commercial business	—	—
Consumer auto	—	—
Consumer other	9	10
Home equity lines of credit	17	18
Total nonaccruing loans	$3,454	$2,094

During the three months ended March 31, 2026, the Company recorded $120,000 in interest income related to recoveries on nonaccrual loans. No interest income was recorded on nonaccrual loans for the three months ended March 31, 2025.

Nonaccrual loans for which there is no related allowance for credit losses as of March 31, 2026 and December 31, 2025, had an amortized cost of $3.3 million and $2.0 million, respectively. These loans were individually assessed and did not require an allowance due to being adequately collateralized under the collateral-dependent valuation method at those dates. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in the process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, the Company did not record a provision expense on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2025	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(36)	—	(8)	—	(147)	(234)	(425)
Recoveries	4	—	—	194	13	158	369
Balance, March 31, 2025	$9,192	$15,594	$28,794	$2,929	$4,522	$3,673	$64,704

Allowance for credit losses
Balance, January 1, 2026	$7,483	$18,476	$29,223	$2,396	$3,911	$3,282	$64,771
Provision (credit) charged to expense	167	345	(454)	(69)	(8)	19	—
Losses charged off	—	—	—	—	—	(309)	(309)
Recoveries	3	—	16	—	117	186	322
Balance, March 31, 2026	$7,653	$18,821	$28,785	$2,327	$4,020	$3,178	$64,784

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three months ended March 31, 2026 and 2025. The provision for losses on unfunded commitments for the three months ended March 31, 2026 was a credit (negative expense) of $931,000, compared to a credit (negative expense) of $348,000 for the three months ended March 31, 2025.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2025	$619	$4,833	$653	$496	$1,468	$434	$8,503
Provision (credit) charged to expense	39	(239)	(33)	(78)	(40)	3	(348)
Balance, March 31, 2025	$658	$4,594	$620	$418	$1,428	$437	$8,155

Allowance for unfunded commitments
Balance, January 1, 2026	$967	$4,580	$699	$637	$1,302	$363	$8,548
Provision (credit) charged to expense	(105)	(582)	(90)	63	(215)	(2)	(931)
Balance, March 31, 2026	$862	$3,998	$609	$700	$1,087	$361	$7,617

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	March 31, 2026		December 31, 2025
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	—	—	—	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,077	—	1,207	—
Non-owner occupied one- to four-family residential	—	—	1,435	—
Commercial real estate	—	—	—	—
Other residential (multi-family)	2,725	—	—	—
Commercial business	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	120	—	—	—

Total	$3,922	$—	$2,642	$—

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

The following table shows, as of the date indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concession granted. There were no such modifications at March 31, 2026. During the three months ended March 31, 2026, principal forgiveness of $8,000 was completed on consumer loans. During the three months ended March 31, 2025, principal forgiveness of $7,000 was completed on consumer loans.

Amortized Cost Basis at December 31, 2025
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$5	$—	$—	$5

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance of loans (under modified terms) at December 31, 2025. There were no such loans at March 31, 2026.

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

Watch loans are identified when the borrower has capacity to perform according to terms; however, elements of uncertainty exist. Margins of debt service coverage may be narrow, historical patterns of financial performance may be erratic, collateral margins may be diminished, or the borrower may be a new and/or thinly capitalized company. Some management weakness on the part of the borrower may also exist, the borrower may have somewhat limited access to credit at other financial institutions, and that access may diminish in difficult economic times.

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

The following tables present a summary of loans by category and risk rating separated by origination year and loan class as of March 31, 2026 and December 31, 2025.

	Term Loans by Origination Year
							Revolving
March 31, 2026	2026 YTD	2025	2024	2023	2022	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$853	$24,013	$3,122	$2,996	$1,341	$—	$6,656	$38,981
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	853	24,013	3,122	2,996	1,341	—	6,656	38,981
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	98	836	2,242	274	255	16,425	2,878	23,008
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	98	836	2,242	274	255	16,425	2,878	23,008
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	1,511	13,018	8,976	6,497	3,590	7,103	2,860	43,555
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	1,511	13,018	8,976	6,497	3,590	7,103	2,860	43,555
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	42,527	49,167	191,013	1,361	41,612	922	—	326,602
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	42,527	49,167	191,013	1,361	41,612	922	—	326,602
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	33,554	62,379	34,841	44,163	263,195	340,919	1,319	780,370
Watch (5)	—	—	—	—	—	711	—	711
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	103	510	1,033	—	1,646
Total	33,554	62,379	34,841	44,266	263,705	342,663	1,319	782,727
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other residential (multi-family)
Satisfactory (1-4)	12,703	99,612	175,264	109,904	533,246	398,637	3,052	1,332,418
Watch (5)	—	—	—	—	—	2,651	—	2,651
Special Mention (6)	—	—	—	—	—	31,500	—	31,500
Classified (7-9)	—	—	—	—	2,725	—	—	2,725
Total	12,703	99,612	175,264	109,904	535,971	432,788	3,052	1,369,294
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	50,381	118,170	162,543	99,824	292,834	800,152	36,866	1,560,770
Watch (5)	—	—	—	—	10,145	2,941	—	13,086
Special Mention (6)	232	—	—	—	—	9,036	—	9,268
Classified (7-9)	—	—	—	—	—	—	—	—
Total	50,613	118,170	162,543	99,824	302,979	812,129	36,866	1,583,124
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	5,417	38,189	15,465	8,699	9,145	49,949	50,143	177,007
Watch (5)	—	—	—	—	764	2,397	—	3,161
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	14	—	—	—	14
Total	5,417	38,189	15,465	8,713	9,909	52,346	50,143	180,182
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Consumer
Satisfactory (1-4)	4,509	13,661	8,647	3,810	1,978	7,627	137,751	177,983
Watch (5)	—	—	—	—	—	184	68	252
Special Mention (6)	—	—	—	—	—	—	983	983
Classified (7-9)	—	—	10	16	—	48	233	307
Total	4,509	13,661	8,657	3,826	1,978	7,859	139,035	179,525
Current Period Gross Charge Offs	—	11	12	8	7	239	32	309

Combined
Satisfactory (1-4)	151,553	419,045	602,113	277,528	1,147,196	1,621,734	241,525	4,460,694
Watch (5)	—	—	—	—	10,909	8,884	68	19,861
Special Mention (6)	232	—	—	—	—	40,536	983	41,751
Classified (7-9)	—	—	10	133	3,235	1,081	233	4,692
Total	$151,785	$419,045	$602,123	$277,661	$1,161,340	$1,672,235	$242,809	$4,526,998
Current Period Gross Charge Offs	$—	$11	$12	$8	$7	$239	$32	$309

	Term Loans by Origination Year
							Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$18,452	$4,606	$2,611	$1,242	$—	$—	$3,347	$30,258
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	18,452	4,606	2,611	1,242	—	—	3,347	30,258
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	924	2,745	278	260	16,146	428	11,379	32,160
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	924	2,745	278	260	16,146	428	11,379	32,160
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	35,846	166,912	7,448	38,049	969	—	—	249,224
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	35,846	166,912	7,448	38,049	969	—	—	249,224
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	65,388	39,406	49,967	267,992	153,547	200,389	1,340	778,029
Watch (5)	—	—	—	—	—	724	—	724
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	28	71	507	268	1,756	614	3,244
Total	65,388	39,434	50,038	268,499	153,815	202,869	1,954	781,997
Current Period Gross Charge Offs	—	—	—	21	16	9	—	46

Other residential (multi-family)
Satisfactory (1-4)	99,386	153,763	113,657	541,044	266,906	182,230	2,999	1,359,985
Watch (5)	—	—	—	—	—	2,663	—	2,663
Special Mention (6)	—	—	—	—	24,762	—	—	24,762
Classified (7-9)	—	—	—	—	—	—	—	—
Total	99,386	153,763	113,657	541,044	291,668	184,893	2,999	1,387,410
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	122,684	142,179	93,260	305,833	194,448	640,276	34,936	1,533,616
Watch (5)	—	—	—	10,548	—	2,964	—	13,512
Special Mention (6)	—	—	—	—	—	9,020	—	9,020
Classified (7-9)	—	—	—	—	—	—	—	—
Total	122,684	142,179	93,260	316,381	194,448	652,260	34,936	1,556,148
Current Period Gross Charge Offs	—	—	—	—	8	—	—	8

Commercial business
Satisfactory (1-4)	31,698	22,010	9,959	13,490	15,629	38,256	44,170	175,212
Watch (5)	—	—	—	805	2,473	24	—	3,302
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	31,698	22,010	9,959	14,295	18,102	38,280	44,170	178,514
Current Period Gross Charge Offs	—	—	—	—	—	135	44	179

Consumer
Satisfactory (1-4)	15,703	9,937	4,651	2,530	1,015	7,509	131,623	172,968
Watch (5)	—	—	—	—	—	188	70	258
Special Mention (6)	—	—	—	—	—	—	983	983
Classified (7-9)	—	10	15	2	11	43	158	239
Total	15,703	9,947	4,666	2,532	1,026	7,740	132,834	174,448
Current Period Gross Charge Offs	58	63	33	23	2	888	6	1,073

Combined
Satisfactory (1-4)	401,228	550,604	288,404	1,171,537	649,028	1,075,501	232,669	4,368,971
Watch (5)	—	—	—	11,353	2,473	6,563	70	20,459
Special Mention (6)	—	—	—	—	24,762	9,020	983	34,765
Classified (7-9)	—	38	86	509	279	1,799	772	3,483
Total	$401,228	$550,642	$288,490	$1,183,399	$676,542	$1,092,883	$234,494	$4,427,678
Current Period Gross Charge Offs	$58	$63	$33	$44	$26	$1,032	$50	$1,306

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At March 31, 2026, the Company had 21 such investments, with a net carrying value of $92.8 million. At December 31, 2025, the Company had 21 such investments, with a net carrying value of $96.9 million. Due to the Company’s inability to exercise significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2036 were $98.7 million as of March 31, 2026, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $88.4 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $3.6 million and $3.2 million during the three months ended March 31, 2026 and 2025, respectively. Investment amortization was $3.3 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025.

Investments in Community Development Entities

From time to time, the Company has invested in limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At March 31, 2026, the Company had one such investment, with a net carrying value of $74,000. At December 31, 2025, the Company had one such investment, with a net carrying value of $99,000. Due to the Company’s inability to exercise significant influence over any of the investments in qualified community development entities, they are accounted for using the proportional amortization method. Each of the partnerships provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified community development entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the community development entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the community development entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal new market tax credits approximated $30,000 during both the three months ended March 31, 2026 and the three months ended March 31, 2025. Investment amortization amounted to $25,000 for both the three months ended March 31, 2026 and the three months ended March 31, 2025.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At March 31, 2026 and December 31, 2025, the Company had no such investments, with the most recent investment fully amortizing during 2024. Under current tax law, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $75,000 during both the three months ended March 31, 2026 and 2025. Investment amortization amounted to $-0- for the three months ended March 31, 2026 and 2025.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows at the dates indicated:

	March 31,	December 31,
	2026	2025

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	643	—
Other residential (multi-family)	—	—
Commercial real estate	5,960	6,025
Commercial business	—	—
Consumer	12	11
Foreclosed assets held for sale and repossessions	6,615	6,036

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$6,615	$6,036

At March 31, 2026 and December 31, 2025, there was no other real estate owned not acquired through foreclosure.

At March 31, 2026, residential mortgage loans totaling $77,000 were in the process of foreclosure. At December 31, 2025, no residential mortgage loans were in the process of foreclosure.

Expenses (income) applicable to other real estate owned and repossessions included the following during the periods shown:

	Three Months Ended
	March 31,
	2026	2025

	(In Thousands)
Net loss on sales of other real estate owned and repossessions	$1	$5
Valuation write-downs	4	—
Operating expenses (income), net of rental income	49	(75)
	$54	$(70)

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows at the dates indicated:

	March 31,	December 31,
	2026	2025

	(In Thousands)
Land	$40,239	$40,250
Buildings and improvements	110,796	110,536
Furniture, fixtures and equipment	71,881	72,121
Operating leases right of use asset	3,878	4,161
	226,794	227,068
Less: accumulated depreciation	94,681	93,811
	$132,113	$133,257

Leases. The Company records leases in accordance with ASU 2016-02, Leases (Topic 842). The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of March 31, 2026, the lease right of use asset value was $3.9 million and the corresponding lease liability was $4.0 million. As of December 31, 2025, the lease right of use asset value was $4.2 million and the corresponding lease liability was $4.2 million. At March 31, 2026, expected lease terms ranged from 0.7 years to 9.1 years with a weighted-average lease term of 4.8 years. The weighted-average discount rate at March 31, 2026 was 4.18%.

For the three months ended March 31, 2026 and 2025, total lease expense was $429,000 and $419,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the lease expense related to ATMs for the three months ended March 31, 2026 and 2025 was $91,000 and $76,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease portions of facilities that it owns to other parties. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended March 31, 2026 and 2025, income recognized from these lease agreements was $381,000 and $321,000, respectively, and was included in occupancy and equipment expense.

	March 31, 2026	December 31, 2025

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$3,878	$4,161
Operating leases liability	$3,961	$4,236

	For the Three Months Ended
	March 31, 2026	March 31, 2025

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$429	$419

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$422	$416
Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

At March 31, 2026, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2026	$963
2027	1,124
2028	881
2029	411
2030	257
2031	264
Thereafter	504

Future lease payments expected	4,404

Less: interest portion of lease payments	(443)

Lease liability	$3,961

NOTE 10: DEPOSITS

	Weighted Average	March 31,	December 31,
	Interest Rate	2026	2025

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$857,357	$841,515
Interest-bearing checking and savings accounts	1.20% and 1.20%	2,264,414	2,289,393
		3,121,771	3,130,908

Certificate accounts	0.00% - 0.99%	28,567	31,380
	1.00% - 1.99%	87,154	94,864
	2.00% - 2.99%	32,283	22,720
	3.00% - 3.99%	522,622	537,043
	4.00% - 4.99%	795	2,432
	5.00% and above	—	—
	2.97% and 3.13%	671,421	688,439

Brokered deposits	3.80% and 3.80%	651,969	663,427
		651,969	663,427

		$4,445,161	$4,482,774

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $652.0 million and $663.4 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, brokered deposits included $300.0 million and $450.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At March 31, 2026, approximately 39% of the Company’s total deposits were uninsured, including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 17% of the Company’s total deposits were uninsured at March 31, 2026.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2026 and December 31, 2025, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At March 31, 2026 and December 31, 2025, the Company did have outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. At March 31, 2026, investment securities with carrying values of approximately $284.8 million and loans with carrying values of approximately $2.17 billion were pledged as collateral for FHLB borrowings, which equates to an advance equivalent of $1.71 billion. At December 31, 2025 investment securities with carrying values of approximately $287.7 million and loans with carrying values of approximately $2.06 billion were pledged as collateral for outstanding advances or borrowings, which equates to an advance equivalent of $1.71 billion. The Bank had $1.24 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at March 31, 2026.

NOTE 12: SHORT-TERM BORROWINGS

	March 31,	December 31,
	2026	2025

	(In Thousands)

Notes payable – Community Development Equity Funds	$660	$928
Securities sold under reverse repurchase agreements	37,198	48,467
Overnight borrowings from the Federal Home Loan Bank	470,000	330,000
	$507,858	$379,395

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

	March 31,	December 31,
	2026	2025

	(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$37,198	$48,467

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

Amortization of the debt issuance costs during the three months ended March 31, 2025, totaled $74,000.

NOTE 14: INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions that became effective in 2025 and others that will be implemented through 2027. Provisions effective in 2025 did not have a significant impact on the Company’s operations or financial statements. We continue to assess the expected impact of the OBBBA on our consolidated financial statements in future periods.

All income for the Company is from continuing operations and is from a single country, the United States of America. During the three months ended March 31, 2026 and 2025, the components of income tax expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

	(In Thousands)
Current federal income tax expense	$4,404	$3,731
Current state income tax expense	574	720
Deferred income tax expense	(958)	(161)

Income tax expense	$4,020	$4,290

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	(Dollars In Thousands)		(Dollars In Thousands)
Tax at statutory rate	$4,514	21.0%	$4,505	21.0%
Nontaxable interest and dividends	(52)	(0.2)	(96)	(0.4)
U.S. federal tax credits, net (primarily low-income housing)	(989)	(4.6)	(859)	(4.0)
State income/franchise taxes, net of federal benefit	486	2.3	625	2.9
Other	61	0.2	115	0.5
	$4,020	18.7%	$4,290	20.0%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2021 are now closed. In addition, there were no pending audits by any state jurisdiction at March 31, 2026.

During the three months ended March 31, 2026, the Company paid no U.S. federal income taxes and paid taxes to various state jurisdictions totaling $41,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, the Company received a refund of $642,000 from one state jurisdiction and federal income tax refunds totaling $977,000. During the three months ended March 31, 2025, the Company paid no U.S. federal income taxes and paid taxes to various state jurisdictions totaling $35,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, the Company received a refund of $19,000 from one state jurisdiction and federal income tax refunds totaling $49,000.

Tax payments made to individual state jurisdictions representing five percent or more of total income taxes paid (net of refunds) in the three months ended March 31, 2026 and 2025, respectively, included: for 2026, Georgia $34,000 and Nebraska $7,000; for 2025, Georgia $27,000 and Nebraska $8,000.

During the three months ended March 31, 2026 and 2025, the state and local jurisdictions that contributed a majority (totaling greater than 50%) of the effect of the state and local income tax expense included Minnesota, Colorado, and Illinois.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2026 and December 31, 2025:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2026
Available-for-sale securities
Agency mortgage-backed securities	$294,757	$—	$294,757	$—
Agency collateralized mortgage obligations	113,859	—	113,859	—
States and political subdivisions securities	50,814	—	50,814	—
Small Business Administration securities	54,416	—	54,416	—
Interest rate derivative asset	5,461	—	5,461	—
Interest rate derivative liability	(12,880)	—	(12,880)	—

December 31, 2025
Available-for-sale securities
Agency mortgage-backed securities	$301,249	$—	$301,249	$—
Agency collateralized mortgage obligations	115,333	—	115,333	—
States and political subdivisions securities	51,398	—	51,398	—
Small Business Administration securities	55,851	—	55,851	—
Interest rate derivative asset	5,663	—	5,663	—
Interest rate derivative liability	(11,236)	—	(11,236)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2026 and December 31, 2025 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the three-month period ended March 31, 2026.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at March 31, 2026 or December 31, 2025.

Interest Rate Derivatives. The fair values are estimated using forward-looking interest rate curves and are determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at March 31, 2026 and December 31, 2025:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
March 31, 2026
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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At March 31, 2026 and December 31, 2025, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2026 and the year ended December 31, 2025, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at March 31, 2026 which had valuation write-downs subsequent to the initial recording of the assets.

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

	March 31, 2026			December 31, 2025
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$187,404	$187,404	1	$189,554	$189,554	1
Held-to-maturity securities	177,594	160,520	2	179,200	162,629	2
Mortgage loans held for sale	6,823	6,823	2	6,838	6,838	2
Loans, net of allowance for credit losses	4,456,639	4,374,501	3	4,356,853	4,261,757	3
Interest receivable	19,716	19,716	3	18,068	18,068	3
Investment in FHLBank stock and other assets	27,720	27,720	3	20,079	20,079	3

Financial liabilities
Deposits	4,445,161	4,442,627	3	4,482,774	4,480,770	3
Short-term borrowings	507,858	507,858	3	379,395	379,395	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Interest payable	3,250	3,250	3	3,612	3,612	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	68	68	3	53	53	3
Lines of credit	—	—	3	—	—	3

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

At March 31, 2026, the Company had seven interest rate swaps totaling $125.5 million in notional amount with commercial customers, and seven interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, at March 31, 2026, the Company had one participation loan purchased totaling $1.8 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2025, the Company had six interest rate swaps totaling $114.4 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2025, the Company had one participation loan purchased totaling $199,000, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended March 31, 2026 and 2025, the Company recognized net losses of $2,000 and $24,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI). This balance was accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This had the effect of adjusting AOCI and increasing Net Interest Income and Retained Earnings over the period. The Company recorded $2.0 million of interest income related to this terminated swap in the three-month period ended March 31, 2025. After October 6, 2025, the accretion of interest income related to the terminated swap concluded.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At March 31, 2026, the USD-Prime rate was 6.75% and the one-month USDSOFR OIS rate was 3.65221%. The Company recorded a reduction of loan interest income related to these swap transactions of $1.0 million and $1.7 million in the three months ended March 31, 2026 and 2025, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended March 31, 2026 and 2025, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification in the Consolidated Statements of Financial Condition, at the dates indicated:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2026	2025

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$7,434	$5,590

Total derivatives designated as hedging instruments		$7,434	$5,590

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$5,461	$5,663

Total derivatives not designated as hedging instruments		$5,461	$5,663

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$5,446	$5,646

Total derivatives not designated as hedging instruments		$5,446	$5,646

The following table presents, for the periods indicated, the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2026	2025

	(In Thousands)
Terminated interest rate swap, net of income taxes	$—	$(1,546)
Active interest rate swaps, net of income taxes	(1,390)	4,181
	$(1,390)	$2,635

The following table presents, for the periods indicated, the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended March 31,
Cash Flow Hedges	2026		2025
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$71,165	$—	$80,243	$—
Total Interest Expense	—	22,837	—	30,909
	$71,165	$22,837	$80,243	$30,909

Terminated interest rate swap	$—	$—	$2,003	$—
Active interest rate swaps	(1,031)	—	(1,742)	—
	$(1,031)	$—	$261	$—

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

At March 31, 2026, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $15,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At March 31, 2026, the Company had given cash collateral to one derivative counterparty of $3.2 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $4.9 million for commercial lending swaps and collateral from the Company of $7.8 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at March 31, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025

	(In Thousands)
Interest income	$71,165	$80,243
Interest expense	22,837	30,909
Net interest income	48,328	49,334

Credit loss expense	(931)	(348)
Net interest income after credit loss expense	49,259	49,682

Non-interest Income
Commissions	615	262
Overdraft and insufficient funds fees	1,231	1,215
Point-of-sale and ATM fee income and service charges	3,101	3,234
Net gain on loan sales	719	601
Late charges and fees on loans	136	243
Fees from debit card contracts	410	501
Other income	817	534
	7,029	6,590

Non-interest Expense
Salaries and incentives	16,089	16,203
Employee benefits	3,982	3,926
Net occupancy expense	3,175	3,379
Technology, furniture and equipment expense	5,689	5,154
Postage	925	931
Insurance	1,072	1,165
Advertising	372	290
Office supplies and printing	222	266
Telephone	685	706
Legal, audit and other professional fees	690	1,038
Expense (income) on other real estate and repossessions	54	(70)
Intangible asset amortization	108	108
Travel meals and entertainment	377	348
Other operating expenses	1,352	1,378
	34,792	34,822

Income Before Income Taxes	21,496	21,450
Provision for Income Taxes	4,020	4,290
Net Income	$17,476	$17,160

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2026, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2026, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that were subject to amortization were amortized on a straight-line basis over a period of seven years and have been fully amortized.

In April 2022, the Company, through its subsidiary Great Southern Bank, entered into a naming rights agreement with Missouri State University related to the main arena on its campus in Springfield, Missouri. The terms of the agreement provide the naming rights to Great Southern Bank for a total cost of $5.5 million, to be paid over a period of seven years. The Company has been amortizing the naming rights intangible assets through non-interest expense over a period not to exceed 15 years.

At March 31, 2026, the amortizable intangible assets included the arena naming rights of $4.2 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. During both the three months ended March 31, 2026 and the three months ended March 31, 2025, the amortization expense of the arena naming rights was $108,000.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of March 31, 2026. While management believes no impairment existed as of March 31, 2026, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	March 31,	December 31,
	2026	2025

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	4,156	4,264
	$9,552	$9,660

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

Total fiscal support to the economy throughout the pandemic, including the CARES Act, the American Rescue Plan of March 2021, and several smaller fiscal packages, totaled well over $5 trillion. The amount of this support was equal to almost 25% of pre-pandemic 2019 GDP and approximately three times the level of support provided during the global financial crisis of 2007-2008. Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and $1.7 trillion in fiscal 2023. The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid - 2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The federal funds rate range was between 5.25% to 5.50% until mid-September 2024. The target range decreased in December 2025 to 3.50%-3.75%, which carried over to the first quarter of 2026.

The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. At March 31, 2026, Core PCE, which excludes food and energy prices, rose 3.2% from one year ago; the Federal Reserve’s target is 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated April 2026, real GDP grew in the fourth quarter of 2025 by 0.7% annualized. The new April outlook on GDP growth for 2026 and 2027 is 2.3% and 1.7%, respectively, which is a decrease for 2026 from January’s projection of 2.6% and an increase for 2027, which was 1.5%.

Employment

The national unemployment rate decreased slightly to 4.3% for March 2026 compared to February 2026 at 4.4%. The number of unemployed individuals was 7.2 million as of March 2026. Healthcare, construction, social assistance, transportation and warehousing contributed 137,000 of the total job gains in March 2026.

As of March 2026, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) remained stable at 61.9%. The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 4.2% for February 2026 to a preliminary 4.6% for March 2026. Unemployment rates for March 2026 in the states where the Company has a branch or a loan production office were Arizona at 4.7%, Arkansas at 4.7%, Colorado at 3.9%, Georgia at 3.5%, Illinois at 5.1%, Iowa at 3.3%, Kansas at 3.9%, Minnesota at 4.5%, Missouri at 3.9%, Nebraska at 3.1%, North Carolina at 3.7%, and Texas at 4.3%. These rates are relatively unchanged for a majority of the states compared to February 2026.

Single Family Housing

Existing-home sales decreased 3.6% in March 2026, compared to February 2026, to a seasonally adjusted annual rate of 3.98 million; year-over-year existing home sales decreased 1.0%. In the Midwest, existing-home sales slowed by 4.2% in March 2026 to an annual rate of $920,000, down 3.2% from one year earlier.

The median existing-home sales price rose 1.4% from March 2025 to $408,800 in March 2026. The median price in the Midwest was $315,500, up 4.9% from March 2025. The South region reported a median price increase when compared to the prior year of 0.8% and the West region reported a median price decrease when compared to the prior year of 1.3%.

Total housing inventory registered at the end of March 2026 was 1.36 million units, up 3.0% from February 2026 and up 2.3% from one year ago. Unsold inventory sat at a 4.1-month supply at the end of March 2026, up from 3.8 months at the end of February 2026 and up from 4.0 months at the end of March 2025.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in March 2026 were at an annual rate of 1,032,000, 9.7% above the revised figure for February 2026 of 941,000.

Sales of new single‐family houses in March 2026 were at a seasonally adjusted annual rate of 682,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 7.4% above the February 2026 rate of 635,000 and 3.3% above the March 2025 rate of 660,000.

The median sales price of new houses sold in March 2026 was $387,400, 5.3% below the median price of $409,000 in February 2026. The seasonally adjusted estimate of new houses for sale at the end of March 2026 represented a supply of 8.5 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.30% as of April 21, 2026, down from 6.83% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

According to CoStar, the U.S. apartment market’s supply-demand is ready for a rebalancing. Net deliveries are projected to marginally exceed absorption later in 2026, resulting in vacancy leveling out across the year. Vacancy rates decreased among quality segments, to 10.9% for 4- and 5-star buildings as absorption outpaced deliveries in this segment. However, 3 Star buildings reported an increase in vacancy to 8.3%, compared to 6.3% for 1- and 2-Star buildings. Absorption in upcoming quarters is expected to be offset by deliveries and lingering supply overhang from prior years. While overall vacancy is expected to plateau in 2026, stabilized vacancy is forecast to inch upward through the second quarter of 2027, reflecting ongoing efforts to absorb the supply overhang built up over the past two years. This separation, with stable overall vacancy alongside continually elevated stabilized vacancy, suggests rent growth improvement may be gradual, with its pace tempered by softness in stabilized communities.

Per CoStar, developers pushed supply to a 40-year high in 2024, with annual net deliveries peaking above 690,000 units in the fourth quarter of that year. Annual supply fell by 24% by year-end 2025, to approximately 529,000 units, and is projected to decline by more than 36% in 2026 to approximately 333,000 units, the lowest level since 2014. The effect of the slowdown is uneven across the nation. Phoenix, Denver, and Austin are forecasting significant delivery/supply cuts. Under-construction volumes also fell sharply in the fourth quarter of 2025, including declines of nearly 1,700 units in Phoenix, and notable reductions in Austin. Conversely, 11 of the 50 largest markets are projected to post year-over-year increases in deliveries in 2025 when these numbers are released, with Los Angeles, Boston, Columbus, and San Diego expected to be among the markets with rising supply. Miami and Charlotte lead nationally, with more than 8% of existing inventory under construction as of December 31, 2025, the highest ratios in the country per CoStar.

Sale transaction activity rose 31% in the first quarter of 2026 based on the trailing four-quarters. This rebound reflects a convergence of easing credit conditions, improved liquidity, and investor expectations after three Federal Reserve rate cuts in 2025. Private investors accounted for more than half of acquisitions in 2025, while institutional managers represented roughly one-quarter. This mixture of buyers illustrates a market where private capital is abundant and the most likely to execute value-add and opportunistic strategies, while institutional funding remains selective, favoring cash-flowing strategies in supply constrained submarkets. However, the level of optimism seen in 2025 may be moderating.

Our market areas reflected the following apartment vacancy levels as of March 2026: Springfield, Missouri at 7.6%, St. Louis 10.5%, Kansas City 8.9%, Minneapolis at 6.6%, Dallas-Fort Worth 12.3%, Chicago 5.1%, Atlanta 11.6%, Phoenix 11.7%, Denver 11.7% and Charlotte, North Carolina 12.9%.

The office sector saw low net deliveries and a demand rebound in the second half of 2025. However, the geographic unevenness of demand and stagnant hiring suggests that downside risks persist in 2026. The national vacancy rate fell to 14.0% as of March 31, 2026 from a record high of 14.2% at midyear 2025. Net absorption turned positive in each of the final two quarters of 2025, offsetting occupancy losses earlier in the year. Given the overall improvement in performance, the forecast anticipates a continued high level of vacancy through 2026, followed by a gradual decrease, driven primarily by an ongoing supply-side adjustment. Dallas and Houston outperformed in absorption, reflecting strong population and economic growth, while Chicago posted occupancy losses exceeding 4 million square feet. Rent growth is expected to remain stagnant in 2026.

The demand recovery is complex and variable both across and within the country’s major cities according to CoStar. Only about half of major metro areas have posted occupancy gains in the past 12 months, a historically unique occurrence which indicates the fragmented nature of the market. One obstacle to recovery is the stalling out of office using job growth. The hiring slowdown has been mitigated somewhat by a meaningful increase in office attendance in some parts of the country. However, much return-to-office momentum seems to be driven by an increase in in-office work by “hybrid” employees. These attendance and employment trends are now interacting with a lack of desirable new supply in many markets to bring availability meaningfully down. Slowing construction is a major factor, and one result is that there are now approximately 60 fewer Class A buildings in major markets able to accommodate requirements of 100,000 square feet than there were at the start of 2025.

CoStar reported office asking rents have risen little for approximately the past five years. Going forward, a lack of new supply is expected to counterbalance generally average demand, allowing overall rent growth to stay nominally positive in 2026 before accelerating to a pace that exceeds inflation by 2028.

First quarter 2026 sales volume posted its strongest performance in four years with more than $13 billion in transactions. After five years of negative net absorption, demand was positive in each of the last three quarters as new construction ground to a halt and headline vacancy ticked slightly lower.

As of March 2026, national office vacancy rates remained stable at 14.0%, while our market areas reflected the following vacancy levels: Springfield, Missouri at 4.3%, St. Louis at 10.8%, Kansas City 10.0%, Minneapolis 11.7%, Dallas-Fort Worth at 17.8%, Chicago at 17.2%, Atlanta at 16.6%, Denver at 18.1%, Phoenix at 16.4% and Charlotte, North Carolina at 14.2%.

The U.S. retail market reported a modest softening in the first quarter of 2026 with net absorption turning negative, reflecting a typical first quarter increase in move-outs that was augmented by several larger batch closures. While discretionary spending has slowed and operating costs have risen, the impact on overall market health has been contained. Strong backfill demand and limited new supply helped keep availability stable, emphasizing the sector’s ongoing supply-constrained nature.

Leasing activity remained a key point of strength in 2025 and early 2026. Estimated leasing volume exceeded 54 million SF in the first quarter of 2026, marking the strongest pace recorded since early 2024 and reinforcing the depth of tenant demand for well-located space. CoStar market participants reported exceptionally strong backfill demand for spaces as they became available, with landlords reporting strong interest and competitive leasing dynamics. Leasing continues to be dominated by smaller-format, freestanding, and in-line spaces. Spaces under 2,500 SF continue to account for a disproportionate share of transactions, reflecting ongoing demand from service-oriented and experience-driven tenants, including food service, fitness, personal care, and wellness concepts. Value-oriented retailers and national fitness operators remain among the most active tenant groups, supporting steady leasing velocity even as broader demand formation becomes more selective. Retailers are prioritizing fewer, higher-quality locations, reinforcing the divergence between top-performing assets and older, less competitive inventory.

Retail rent growth continued to moderate through the first quarter of 2026, with the national average asking rent rising just 2.0% year-over year. While near term rent growth has slowed, longer term spreads remain elevated, providing landlords with meaningful rent roll-up on lease resets. Rent performance continues to vary widely across markets. Several Sun Belt metros, including Phoenix, Orlando, Atlanta, and Charlotte continue to post annual rent gains of 3-5%. This is supported by population growth as well as tenant demand. Simultaneously, multiple Midwestern markets have emerged as relative outperformers, posting above-average gains as rent growth broadens geographically. In contrast, high-cost coastal markets, including Los Angeles and San Francisco, are flat to modestly negative year-over-year. These high-cost coastal markets are also contending with elevated pass-through costs and slower demand formation, contributing to a performance gap. Looking ahead, rent growth is expected to remain restrained, but stable, over the next several quarters. However, much of this space is expected to backfill quickly given the persistent shortage of quality inventory and minimal new construction. As a result, rent growth is forecast to remain in line with recent historical averages. Smaller, well-located spaces and fast-growing metros are expected to continue outperforming, while assets in slower-growth markets face ongoing challenges.

During the first quarter of 2026, national retail vacancy rates remained steady at 4.4% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.4%, St. Louis at 4%, Kansas City at 4.6%, Minneapolis at 2.8%, Dallas-Fort Worth at 5.1%, Chicago at 4.9%, Atlanta at 4.4%, Phoenix at 4.6%, Denver at 4.5%, and Charlotte, North Carolina at 3.4%.

Current U.S. industrial market performance continues to favor the tenant, reporting a decade-long high vacancy rate of 7.5% in March 2026. Deliveries continued to outpace net absorption in 2025 and impending supply additions will pressure vacancy higher, in conjunction with pressure from ongoing concerns regarding consumer spending. Assuming the economy continues to expand, although at a reduced pace, vacancy is forecast to increase through 2026, peaking below 8%, and begin declining into 2027 as deliveries moderate. The forecast for moderate absorption and slightly higher near-term vacancy reflects a projected slowdown in U.S. retail spending growth, which Oxford Economics expects to remain positive but slow in 2026. Annual net absorption has slowed, measuring 123 million SF over the last 12 months; however, it strengthened in the second half of 2025. Tariffs present a risk to demand for logistics buildings, particularly in major West Coast port-dependent markets, as import traffic and U.S. consumer spending could slow. While industrial building deliveries are set to moderate further as the construction pipeline thins, supply growth will still likely outpace net absorption in upcoming quarters. Industrial tenants remain active, but the pace of new available space listings hitting the market continues to rise, outpacing leasing and raising the U.S. industrial availability rate, which, included under construction supply. Availability increased in most markets across the country. However, smaller spaces continue to lease relatively quickly. Spaces under 50,000 SF had a median month to lease of under 5 months in 2025, compared to 6.2 months for 50,000 to 100,000-SF spaces, and over 8 months for spaces over 100,000 SF.

Rents for big-box logistics buildings have declined, while rent growth for small bay buildings remained positive. Rent growth has slowed down from a record gain of over 10% in 2022, diminishing further in 2025 to 1.7% from a 3.5% increase at the end of 2024.

Nevertheless, due to the record rent growth achieved from 2021 through 2023, owners in many markets are still able to increase in-place rents when their tenants’ long-term leases expire. While concessions were almost nonexistent when the market was booming during 2021 and 2022, three months of free rent are increasingly attainable on 5-to 7-year leases and property owners are increasingly offering concessions to secure large leases. Elevated vacancy levels will likely continue to restrict landlords’ ability to raise rents on large buildings, while weak economic conditions and large rent increases recorded in recent years limit smaller tenants’ ability to absorb further sharp increases in rent. Rent growth in 2026 will likely moderate for a third consecutive year due to elevated vacancy, even if net absorption increases gradually. Per CoStar, there is potential for rent growth to accelerate given the limited amount of new supply underway, though downside risks to demand from trade disruption and a potential slowdown in U.S. retail spending weigh on the forecast.

For the first quarter of 2026, national industrial vacancy was 7.5% while our market areas reflected the following industrial vacancy: Springfield, Missouri at 1.4%, St. Louis at 5.3%, Kansas City at 5.7%, Minneapolis 4.3%, Dallas-Fort Worth at 8.5%, Chicago at 5.4%, Atlanta at 8.4%, Phoenix at 11.5%, Denver at 9.4% and Charlotte, North Carolina at 10.4%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, consumer sentiment, commercial real estate price index and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

For discussion of the risk factors associated with multi-family and commercial real estate loans, see “Risk Factors – Risks Relating to Lending Activities – Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, other residential (multi-family) and other commercial loans” and “Risk Factors – Risks Relating to Regulation – We currently exceed thresholds defined in interagency guidance on commercial real estate concentrations, and as such, we may incur additional expense or slow the growth of certain categories of commercial real estate lending” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Great Southern’s total assets increased $88.7 million, or 1.6%, from $5.60 billion at December 31, 2025, to $5.69 billion at March 31, 2026. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at March 31, 2026 and December 31, 2025.”

Loans. Net outstanding loans increased $99.8 million from December 31, 2025, to $4.46 billion at March 31, 2026. The increase was primarily in construction loans and commercial real estate loans, partially offset by a decrease in other residential (multi-family) loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Until 2025, the Company had experienced total loans receivable balances that were stable to growing over the past few years. Total commercial real estate and commercial construction balances were fairly stable over the past five years. One- to four-family loan totals increased in 2022 and have since decreased each year. Recent significant growth occurred in other residential (multi-family) loans up until 2025; however, other residential (multi-family) loan balances decreased in 2025. In the first three months of 2026, total loans receivable balances returned to growth. Most of Great Southern’s loans are generated in its primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both March 31, 2026 and December 31, 2025, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At March 31, 2026 and December 31, 2025, 0.2% and 0.4% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination, respectively.

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

Available-for-sale Securities. In the three months ended March 31, 2026, available-for-sale securities decreased $10.0 million, or 1.9%, from $523.8 million at December 31, 2025, to $513.8 million at March 31, 2026 due to monthly principal payments on investment securities and decreases in market value of the available-for-sale securities. For further information on investment securities, see Note 5 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. In the three months ended March 31, 2026, held-to-maturity securities decreased $1.6 million, or 0.9%, from $179.2 million at December 31, 2025, to $177.6 million at March 31, 2026, due to principal payments on mortgage-backed securities and collateralized mortgage obligations.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2026, total deposit balances decreased $37.6 million, or 0.8%. Compared to December 31, 2025, transaction account balances decreased $9.1 million, or 0.3%, to $3.12 billion at March 31, 2026, and retail certificates of deposit decreased $17.0 million, or 2.5%, to $671.4 million at March 31, 2026. The decrease in transaction accounts was primarily a result of a decrease in various money market accounts, as non-interest-bearing checking accounts increased $15.8 million. Retail time deposits decreased due to a decrease in retail certificates generated or maintained through the banking center network. Competition for time deposits has been, and remains, significant in most of our markets. Brokered deposits, including IntraFi program purchased funds, were $652.0 million and $663.4 million at March 31, 2026 and December 31, 2025, respectively. The Company uses brokered deposits of select maturities from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three Months Ended March 31, 2026 and 2025 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $11.3 million from $48.5 million at December 31, 2025 to $37.2 million at March 31, 2026. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities increased $139.8 million from $330.9 million at December 31, 2025 to $470.7 million at March 31, 2026. The Company’s FHLBank term advances were $-0- at both March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, there was $470.0 million and $330.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% in December 2015, the FRB had last changed interest rates in December 2008. This was the first rate increase since September 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions beginning in December 2016 through December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25% and 0.25% in September, November, and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented a rate decrease of 0.25% in each of September, October, and December 2025, respectively. At December 31, 2025, the Federal Funds rate was 3.75%. During the first three months of 2026, there were no changes to the Federal Funds rate. The Federal Funds rate remained at 3.75% at March 31, 2026. Financial markets currently expect the possibility of further decreases in Federal Funds interest rates in 2026 to be mixed, if any, with financial markets now pricing in zero to one potential cut of only 0.25% for the remainder of 2026.

Great Southern’s loan portfolio includes loans ($1.71 billion at March 31, 2026) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after March 31, 2026. Nearly all of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($601.8 million at March 31, 2026) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. At March 31, 2026, nearly all of these SOFR, and “prime rate” loans had fully-indexed rates that were at or above their floor rate and in most cases well above the floor rate.

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

As of March 31, 2026, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding, resulting in higher costs for those funds. This has been especially true since early March 2023. Deposit and other funding costs moderated a bit in late 2024 as the FRB cut the federal funds rate. Deposit and other funding costs further moderated in late 2025 as the FRB cut the federal funds rate three times, but competition for deposits remained significant into the first three months of 2026. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three Months Ended March 31, 2026 and 2025.”

Effect of Federal Laws and Regulations

Federal legislation and regulation significantly affect the operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated banking organizations such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank. For additional information, see “Item 1. Business—Government Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Business Initiatives

The Company maintains its focus on technology initiatives and advancements with its current core provider. These investments in both foundational projects and a heightened customer experience continue to foster an organizational emphasis on innovation and forward progress.

The Company’s banking centers and loan production offices are continually reviewed to measure performance and ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and loan production offices and invest resources where customer demand leads, and from time to time, consolidate offices or even exit markets when conditions dictate.

The Company transitioned its banking center located at 4700 Mid Rivers Mall Dr. in Cottleville, Mo., to its second drive-thru Express Center location in April 2026. This is the Company’s first Express Center in the St. Louis, Mo., area. In addition to the Cottleville location, the Company operates 17 other locations in the St. Louis metro region.

Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services to customers. The Company operates 87 retail banking centers in Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska and commercial lending offices in Atlanta,

Charlotte, Chicago, Dallas, Denver, Omaha, and Phoenix. The common stock of Great Southern Bancorp, Inc. is listed on the Nasdaq Global Select Market under the symbol “GSBC.”

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

During the three months ended March 31, 2026, the Company’s total assets increased by $88.7 million to $5.69 billion. The increase was primarily due to an increase in net loans.

Cash and cash equivalents were $187.4 million at March 31, 2026, a decrease of $2.2 million, or 1.1%, from $189.6 million at December 31, 2025.

The Company’s available-for-sale securities decreased $10.0 million, or 1.9%, compared to December 31, 2025. This decrease is related to monthly principal payments on investment securities and decreases in market value of the available-for-sale securities. The available-for-sale securities portfolio was 9.0% of total assets at March 31, 2026 and 9.4% of total assets at December 31, 2025.

The Company’s held-to-maturity securities decreased $1.6 million, or 0.9%, compared to December 31, 2025. This decrease was primarily due to monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.1% of total assets at March 31, 2026 and 3.2% of total assets at December 31, 2025.

Net loans increased $99.8 million from December 31, 2025, to $4.46 billion at March 31, 2026. This increase was primarily in construction loans ($83.0 million increase) and commercial real estate loans ($27.0 million increase), partially offset by a decrease in other residential (multi-family) loans ($18.1 million decrease). The increase in construction loans primarily related to draws to fund work in progress on existing multi-family and commercial real estate projects. The decrease in other residential (multi-family) loans was primarily related to a few large loan payoffs in 2026. The pipeline of the unfunded portion of loans and formal loan commitments remained strong at March 31, 2026, with the largest portion of these unfunded balances represented by the unfunded portion of outstanding construction loans ($529.2 million).

Total liabilities increased $91.2 million from December 31, 2025, to $5.05 billion at March 31, 2026. This increase was primarily due to an increase in overnight borrowings from the Federal Home Loan Bank, partially offset by a decrease in the balance of time deposits and transaction account deposits.

Total deposits decreased $37.6 million, or 0.8%, from $4.48 billion at December 31, 2025 to $4.45 billion at March 31, 2026. Transaction account balances decreased $9.1 million, from $3.13 billion at December 31, 2025 to $3.12 billion at March 31, 2026. Total interest-bearing checking accounts decreased $25.0 million and total non-interest-bearing checking accounts increased $15.8 million. Retail certificates of deposit decreased $17.0 million compared to December 31, 2025, to $671.4 million at March 31, 2026, due to increased competition for these types of deposits.

Brokered deposits decreased $11.4 million to $652.0 million at March 31, 2026, compared to $663.4 million at December 31, 2025. The Company elected to utilize FHLBank borrowings as interest rates on new brokered deposits increased because of a high level of competition for those funds. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at March 31, 2026, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index. The Company has also utilized brokered deposits with maturities within six months as part of its interest rate risk management strategies.

The Company’s term FHLBank advances were $-0- at both March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities increased $139.8 million from $330.9 million at December 31, 2025 to $470.7 million at March 31, 2026. At March 31, 2026, $470.0 million of this total represented overnight borrowings from the FHLBank, which were used to fund loans and to offset decreases in time deposits and brokered deposits, compared to $330.0 million of overnight borrowings from the FHLBank at December 31, 2025.

Securities sold under reverse repurchase agreements with customers decreased $11.3 million, or 23.3%, from $48.5 million at December 31, 2025 to $37.2 million at March 31, 2026. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity decreased $2.5 million, or 0.4%, from $636.1 million at December 31, 2025 to $633.6 million at March 31, 2026. Stockholders’ equity decreased due to repurchases of the Company’s common stock totaling $16.9 million and dividends declared on common stock of $4.7 million. Additionally, accumulated other comprehensive loss (a reduction in equity) increased $2.9 million during the three months ended March 31, 2026 (thereby decreasing total stockholders’ equity), primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of increased market interest rates. Partially offsetting these changes were net income of $17.5 million for the three months ended March 31, 2026 and a $4.6 million increase in stockholders’ equity due to stock option exercises during the period.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

General

Net income was $17.5 million for the three months ended March 31, 2026 compared to $17.2 million for the three months ended March 31, 2025. This increase of $316,000, or 1.8%, was primarily due to an increase in negative provision for credit losses on unfunded commitments of $583,000, or 167.5%, an increase in non-interest income of $439,000, or 6.7%, a decrease in income tax expense of $270,000, or 6.3%, and a decrease in non-interest expense of $30,000, or 0.1%, partially offset by a decrease in net interest income of $1.0 million, or 2.0%.

Total Interest Income

Total interest income decreased $9.1 million, or 11.3%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was due to an $8.4 million, or 11.5%, decrease in interest income on loans and a $667,000, or 9.3%, decrease in interest income on investment securities and other interest-earning assets. Interest income from loans, investment securities and other interest-earning assets decreased during the three months ended March 31, 2026 compared to the same period in 2025 due to lower average balances and average rates of interest.

Interest Income – Loans

During the three months ended March 31, 2026 compared to the three months ended March 31, 2025, interest income on loans decreased $8.4 million. Of the $8.4 million decrease in interest income on loans, $4.2 million was due to a decrease in average yield on loans, from 6.23% during the three months ended March 31, 2025 to 5.86% during the three months ended March 31, 2026. This decrease was primarily because of a reduction in the federal funds rate in the latter portion of 2025. The remaining decrease in interest income on loans of $4.2 million was due to lower average loan balances, which fell from $4.76 billion during the three months ended March 31, 2025, to $4.47 billion during the three months ended March 31, 2026. In 2025, loan originations were somewhat muted, and net loan payoffs were significantly higher, resulting in a much lower average balance of loans receivable since the three months ended March 31, 2025. In 2026, some loan growth has resumed as a result of the funding of previously approved but unfunded balances on construction loans, new loan originations, and much lower net loan payoffs compared to the average loan payoff in 2025.

In October 2018, the Company entered into an interest rate swap transaction, which was terminated early, at the Company’s election, in March 2020. Upon termination, the Company received $45.9 million, inclusive of accrued but unpaid interest, from its swap counterparty. The net amount, after deducting accrued interest and deferred income taxes, was accreted to interest income on loans monthly until the originally scheduled termination date of October 6, 2025, at which point these accretions ceased. There was no further interest income impact related to this swap after that date. The Company recorded interest income related to the interest rate swap of $2.0 million in the three months ended March 31, 2025.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $1.0 million and $1.7 million in the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the USD-Prime rate was 6.75% and the one-month USD-SOFR OIS rate was 3.65221%.

If market interest rates remain near or above their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income. Market interest rate decreases will reduce the negative impact of these swaps.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $342,000 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Average balances decreased from $738.1 million during the three months ended March 31, 2025, to $722.9 million during the three months ended March 31, 2026, reducing interest income by $124,000. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Interest income on investments decreased $218,000 as a result of lower average interest rates, from 3.34% during the three months ended March 31, 2025, to 3.22% during the three months ended March 31, 2026. The decrease in the average rate was due to decreases in market interest rates compared to the prior year period.

Interest income on other interest-earning assets decreased $325,000 in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Average interest rates decreased from 4.23% during the three months ended March 31, 2025, to 3.50% during the three months ended March 31, 2026, reducing interest income by $173,000. The decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2025. Interest income decreased $152,000 as a result of a decrease in average balances from $105.3 million during the three months ended March 31, 2025, to $89.5 million during the three months ended March 31, 2026, due mainly to the Company’s maintaining modestly lower average balances in its account at the Federal Reserve Bank.

Total Interest Expense

Total interest expense decreased $8.1 million, or 26.1%, during the three months ended March 31, 2026, when compared with the three months ended March 31, 2025. Interest expense on deposits decreased $6.3 million, or 25.5%, interest expense on short-term borrowings decreased $388,000, or 8.7%, interest expense on securities sold under reverse repurchase agreements decreased $275,000, or 74.1%, and interest expense on subordinated debentures issued to capital trusts decreased $40,000, or 10.5%. In addition, interest expense on subordinated notes decreased $1.1 million, or 100.0%, as the notes were fully redeemed in June 2025.

Interest Expense – Deposits

Interest expense on demand and savings deposits decreased $1.1 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. Average rates of interest decreased from 1.42% in the three months ended March 31, 2025 to 1.21% in the three months ended March 31, 2026, resulting in a $1.2 million decrease in interest expense. Interest rates paid on demand deposits were lower in the 2026 period due to the Company strategically lowering rates throughout the second half of 2025, as market rates decreased. Partially offsetting this decrease, the average balance of demand and savings deposits increased from $2.22 billion in the three months ended March 31, 2025 to $2.25 billion in the three months ended March 31, 2026, resulting in an increase in interest expense on demand and savings deposits of $105,000.

Interest expense on time deposits decreased $1.6 million during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The average rates of interest on time deposits decreased from 3.53% in the three months ended March 31, 2025, to 3.01% in the three months ended March 31, 2026, resulting in a decrease in interest expense of $929,000. The average balances of time deposits decreased from $772.1 million during the three months ended March 31, 2025 to $687.2 million in the three months ended March 31, 2026, resulting in a decrease in interest expense of $691,000. A large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly; this is consistent with the portfolio term over the past several years. Competition for time deposits remains significant in our market areas, and upon maturity, a portion of these deposits may be redeemed by customers.

Interest expense on brokered deposits decreased $3.6 million during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The average balance of brokered deposits decreased from $892.6 million during the three months ended March 31, 2025 to $681.0 million during the three months ended March 31, 2026, resulting in a decrease in interest expense of $2.2 million during the period. The Company elected to utilize FHLBank borrowings as interest rates on new brokered deposits increased because of a high level of competition for those funds. Interest expense on brokered deposits decreased $1.4 million due to average rates of interest that decreased from 4.58% in the three months ended March 31, 2025 to 3.88% in the three months ended March 31, 2026. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk. A portion of the Company’s brokered deposits are floating rate, and the rate resets with changes to the effective federal funds rate.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three months ended March 31, 2026 and 2025. FHLBank overnight borrowings were utilized in the three months ended March 31, 2026 and 2025 and are included in short-term borrowings.

Interest expense on reverse repurchase agreements decreased $275,000 during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The average balance of repurchase agreements decreased from $82.4 million in the three months ended March 31, 2025 to $38.2 million in the three months ended March 31, 2026, due to fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $151,000 during the period. Interest expense on reverse repurchase agreements decreased $124,000 due to lower average interest rates during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The average rate of interest was 1.83% for the three months ended March 31, 2025 compared to 1.02% for the three months ended March 31, 2026, due to changes in the mix of customer balances in these products and overall reductions in market interest rates.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities decreased $388,000 during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities decreased $726,000 due to lower average rates of interest. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 4.60% for the three months ended March 31, 2025 to 3.93% for the three months ended March 31, 2026. Interest rates on borrowings decreased after the federal funds rate was cut by 75 basis points from September to December 2025. Partially offsetting this decrease, interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $338,000 due to higher average balances during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025. The average balance of short-term borrowings and other interest-bearing liabilities increased from $392.6 million in the three months ended March 31, 2025 to $419.2 million in the three months ended March 31, 2026. The Company chose to utilize more short-term borrowings versus brokered deposits in the 2026 period.

During the three months ended March 31, 2026, compared to the three months ended March 31, 2025, interest expense on subordinated debentures issued to capital trusts decreased $40,000 due to lower average interest rates. The average interest rate was 6.01% in the three months ended March 31, 2025, compared to 5.38% in the three months ended March 31, 2026. The subordinated debentures are variable-rate debentures bearing interest at a rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 5.53% at March 31, 2026. There was no change in the average balance of the subordinated debentures between the 2025 and 2026 three-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs were amortized over the expected life of the notes, which was five years from the issuance date, impacting the overall interest expense on the notes. On June 15, 2025, the Company redeemed all $75.0 million aggregate principal amount of these subordinated notes. Interest expense on subordinated notes decreased $1.1 million, when compared to the prior-year three-month periods, due to the redemption of the subordinated notes.

Net Interest Income

Net interest income for the three months ended March 31, 2026 decreased $1.0 million to $48.3 million, compared to $49.3 million for the three months ended March 31, 2025. Net interest margin was 3.71% in the three months ended March 31, 2026, compared to 3.57% in the three months ended March 31, 2025, an increase of 14 basis points, or 3.9%. The Company experienced decreases in all interest income and interest expense categories, with the decreases in interest income outpacing the declines in interest expense, primarily due to decreases in market interest rates. Interest income also decreased $2.0 million due to the terminated interest rate swap income, which impacted interest income positively in the 2025 period but did not impact the 2026 period.

The Company’s overall average interest rate spread increased 20 basis points, or 6.7%, from 3.00% during the three months ended March 31, 2025 to 3.20% during the three months ended March 31, 2026, due to a 55 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 35 basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 37 basis points, the yield on investment securities decreased 12 basis points and the yield on other interest-earning assets decreased 73 basis points. The rate paid on deposits decreased 52 basis points, the rate paid on reverse repurchase agreements decreased 81 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 67 basis points and the rate paid on subordinated debentures issued to capital trust decreased 63 basis points. Average interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the duration of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics.

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

During the three months ended March 31, 2026 and 2025, the Company did not record a provision expense on its portfolio of outstanding loans. Net recoveries were $13,000 for the three months ended March 31, 2026, compared to net charge-offs of $56,000 in the three months ended March 31, 2025. The provision for losses on unfunded commitments for the three months ended March 31, 2026 was a negative provision of $931,000, compared to a negative provision of $348,000 for the three months ended March 31, 2025. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the levels of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.43% and 1.46% at March 31, 2026 and December 31, 2025, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2026, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional credit loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At March 31, 2026, non-performing assets were $10.1 million, an increase of $2.0 million from $8.1 million at December 31, 2025. Non-performing assets as a percentage of total assets were 0.18% and 0.15% at March 31, 2026 and December 31, 2025, respectively.

Compared to December 31, 2025, non-performing loans increased $1.4 million, to $3.5 million at March 31, 2026. Compared to December 31, 2025, foreclosed assets increased $579,000 to $6.6 million at March 31, 2026.

Non-performing Loans. Activity in the non-performing loans category during the three months ended March 31, 2026 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	March 31

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,066	109	—	—	(643)	—	(829)	703
Other residential (multi-family)	—	2,725	—	—	—	—	—	2,725
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Consumer	28	—	—	—	—	—	(2)	26
Total non-performing loans	$2,094	$2,834	$—	$—	$(643)	$—	$(831)	$3,454

At March 31, 2026, the non-performing one- to four-family residential category included five loans, one of which was added in the three months ended March 31, 2026. The largest relationship in the one- to four-family residential category totaled $386,000, or 54.9% of the category, at March 31, 2026. This relationship was added to non-performing loans in 2024 and is collateralized by a single-family residential property in southern Iowa. During the three months ended March 31, 2026, non-performing one- to four-family residential loans experienced a loan pay-off of $821,000 and one relationship totaling $643,000 was transferred to foreclosed assets. At March 31, 2026, the non-performing other residential (multi-family) category consisted of one loan, which was added during the three months ended March 31, 2026, and is collateralized by an apartment building in eastern Iowa. Scheduled monthly payments have not been made recently, causing the loan to become delinquent. The guarantor is involved in legal issues, not related to the subject property, that are causing stress on the financial condition of the guarantor. Subsequent to March 31, 2026, the Company acquired this apartment property through a deed in lieu of foreclosure. The Company expects that an updated valuation of the asset will be completed soon. The non-performing consumer category included three loans at March 31, 2026.

Potential Problem Loans. Potential problem loans decreased $152,000, to $1.2 million at March 31, 2026 from $1.4 million at December 31, 2025. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the three months ended March 31, 2026 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	March 31

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,179	39	(177)	(79)	—	—	(19)	943
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	14	—	—	—	—	—	14
Consumer	211	140	—	—	—	—	(70)	281
Total potential problem loans	$1,390	$193	$(177)	$(79)	$—	$—	$(89)	$1,238

At March 31, 2026, the one- to four-family residential category of potential problem loans included 12 loans, two of which were added to potential problem loans in the three months ended March 31, 2026. The largest relationship in this category totaled $259,000, or 27.5% of the total category. The consumer category of potential problem loans included 16 loans, four of which were added during the three months ended March 31, 2026.

Other Real Estate Owned and Repossessions. All of the $6.6 million of other real estate owned and repossessions at March 31, 2026 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the three months ended March 31, 2026 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	March 31

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	643	—	—	—	643
Other residential (multi-family)	—	—	—	—	—	—
Commercial real estate	6,025	—	(61)	—	(4)	5,960
Commercial business	—	—	—	—	—	—
Consumer	11	10	(9)	—	—	12
Total foreclosed assets and repossessions	$6,036	$653	$(70)	$—	$(4)	$6,615

At March 31, 2026, the commercial real estate category of foreclosed assets consisted of one foreclosed property totaling $6.0 million, which is an office building located in Clayton, Missouri and was foreclosed upon in the fourth quarter of 2024. Recently, a portion of the building was vacated by tenants whose leases expired, and the Bank initiated an independent appraisal to determine the current condition value and an estimated value upon completion of proposed significant improvements. Such improvements are expected to cost approximately $3 million and take several months to complete. The majority of this expenditure represents the addition of fire suppression sprinklers throughout the building and other significant improvements. Based on the independent valuation (which utilized sales and current market rents in the area for similarly improved buildings), Bank management does not currently anticipate any loss on this asset and decided to move forward with implementing these improvements. Costs for these improvements are expected to be capitalized over the remainder of 2026 and will increase the carrying value of this foreclosed asset, with approximately $800,000 of expenditures expected to be incurred during the second quarter of 2026. At March 31, 2026, the one- to four-family residential category, totaling $643,000, consisted of one relationship that was transferred from non-performing loans in the three months ended March 31, 2026. This asset consisted of a condominium in the Sarasota, Fla. area. The borrower was no longer in compliance with their loan agreement and, ultimately, the property was placed into foreclosure. Subsequent to March 31, 2026, the Bank entered into a contract to sell the property at a sales price that will result in no material loss to the Bank. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Categorized as “Watch” and “Special Mention”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Multiple loan reviews take place on a continuous basis by credit risk and lending management. Reviews are focused on financial performance, occupancy trends, delinquency status, covenant compliance, collateral support, economic considerations and various other factors. See Note 6 for further discussion of the Company’s loan grading system.

Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” decreased due to net payments totaling $599,000, from $20.5 million at December 31, 2025 to $19.9 million at March 31, 2026. Of the total loans included in the “Watch” category, the largest relationship totaled $10.1 million and is collateralized by a senior residential healthcare facility in Florida.

While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets do not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the three months ended March 31, 2026, loans classified as “Special Mention” increased $7.0 million, to $41.8 million, primarily due to the repurchase of one participated loan relationship after a significant payment was made by the borrower. The Company now holds the entire relationship balance of $31.5 million. This relationship is collateralized by a multi-family housing project in Denver, Colorado.

Non-interest Income

For the three months ended March 31, 2026, non-interest income increased $439,000, to $7.0 million, compared to the three months ended March 31, 2025, primarily as a result of the following item:

Commissions: Commissions income increased $353,000, or 134.7%, from the prior-year period. The increase was due to annuity sales that were approximately 160% higher in the 2026 period compared to the 2025 period. Some customers have recently had a preference for this product, but it is unknown if this trend will continue throughout the remainder of 2026.

Non-interest Expense

For the three months ended March 31, 2026, non-interest expense decreased $30,000, to $34.8 million, compared to the three months ended March 31, 2025, primarily as a result of the following items:

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $348,000, or 33.5%, from the prior-year period, to $690,000. In the three months ended March 31, 2026, the Company recovered $261,000 in previously expensed legal fees pursuant to an insurance reimbursement, related to a multi-family residential loan.

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $331,000, or 3.9%, from the prior-year period. Various components of computer license and support expenses, primarily related to upgrades of core systems capabilities and the Company’s disaster recovery site, collectively increased by $339,000 in the 2026 period compared to the 2025 period.

The Company’s efficiency ratio for the three months ended March 31, 2026, was 62.85% compared to 62.27% for the same period in 2025. The Company’s ratio of non-interest expense to average assets was 2.47% for the three months ended March 31, 2026, compared to 2.34% for the three months ended March 31, 2025. Average assets for the three months ended March 31, 2026, decreased $332.9 million, or 5.6%, compared to the three months ended March 31, 2025, primarily due to the decline in the average balance of net loans.

Provision for Income Taxes

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 18.7% and 20.0%, respectively. These effective rates were below the statutory federal tax rate of 21.0%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.5% to 19.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net loan fees included in interest income were $879,000 and $970,000 for the three months ended March 31, 2026 and 2025, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The tables do not reflect any effect of income taxes.

	March 31,	Three Months Ended			Three Months Ended
	2026	March 31, 2026			March 31, 2025
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.26%	$782,410	$8,385	4.35%	$830,615	$8,568	4.18%
Other residential (multi-family)	6.23	1,382,505	21,532	6.32	1,546,209	26,450	6.94
Commercial real estate	5.96	1,550,121	22,788	5.96	1,510,432	23,015	6.18
Construction	6.25	404,439	6,367	6.38	490,586	8,652	7.15
Commercial business(1)	5.81	177,823	2,964	6.76	211,791	3,822	7.32
Other loans	6.24	175,801	2,624	6.05	166,424	2,564	6.25

Total loans receivable	5.78	4,473,099	64,660	5.86	4,756,057	73,071	6.23

Investment securities(1)	3.20	722,850	5,732	3.22	738,122	6,074	3.34
Interest-earning deposits in other banks	3.64	89,479	773	3.50	105,286	1,098	4.23

Total interest-earning assets	5.41	5,285,428	71,165	5.46	5,599,465	80,243	5.81
Non-interest-earning assets:
Cash and cash equivalents		97,691			100,558
Other non-earning assets		246,474			262,490
Total assets		$5,629,593			$5,962,513

Interest-bearing liabilities:
Interest-bearing demand and savings	1.20	$2,250,959	6,731	1.21	$2,221,475	7,797	1.42
Time deposits	2.97	687,208	5,094	3.01	772,054	6,714	3.53
Brokered deposits	3.80	681,017	6,512	3.88	892,611	10,089	4.58
Total deposits	2.00	3,619,184	18,337	2.05	3,886,140	24,600	2.57
Securities sold under reverse repurchase agreements	1.31	38,162	96	1.02	82,400	371	1.83
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3.91	419,154	4,062	3.93	392,646	4,450	4.60
Subordinated debentures issued to capital trusts	5.53	25,774	342	5.38	25,774	382	6.01
Subordinated notes	—	—	—	—	74,919	1,106	5.99

Total interest-bearing liabilities	2.23	4,102,274	22,837	2.26	4,461,879	30,909	2.81
Non-interest-bearing liabilities:
Demand deposits		835,093			821,759
Other liabilities		48,072			71,360
Total liabilities		4,985,439			5,354,998
Stockholders’ equity		644,154			607,515
Total liabilities and stockholders’ equity		$5,629,593			$5,962,513

Net interest income:			$48,328			$49,334
Interest rate spread	3.18%			3.20%			3.00%
Net interest margin*				3.71%			3.57%
Average interest-earning assets to average interest-bearing liabilities		128.8%			125.5%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $51.7 million and $55.0 million for the three months ended March 31, 2026 and 2025, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $9.3 million and $10.0 million for the three months ended March 31, 2026 and 2025, respectively. Interest income on tax-exempt assets included in this table was $505,000 and $547,000 for the three months ended March 31, 2026 and 2025, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $248,000 and $458,000 for the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(4,193)	$(4,218)	$(8,411)
Investment securities	(218)	(124)	(342)
Interest-earning deposits in other banks	(173)	(152)	(325)
Total interest-earning assets	(4,584)	(4,494)	(9,078)
Interest-bearing liabilities:
Demand deposits	(1,171)	105	(1,066)
Time deposits	(929)	(691)	(1,620)
Brokered deposits	(1,409)	(2,168)	(3,577)
Total deposits	(3,509)	(2,754)	(6,263)
Securities sold under reverse repurchase agreements	(124)	(151)	(275)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(726)	338	(388)
Subordinated debentures issued to capital trust	(40)	—	(40)
Subordinated notes	—	(1,106)	(1,106)
Total interest-bearing liabilities	(4,399)	(3,673)	(8,072)
Net interest income	$(185)	$(821)	$(1,006)

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ withdrawals and meet its borrowers’ credit needs. At March 31, 2026, the Company had commitments of approximately $33.2 million to fund loan originations, $1.06 billion of unused lines of credit and unadvanced loans, and $13.9 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	March 31,	December 31,	December 31,	December 31,	December 31,
	2026	2025	2024	2023	2022
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$214,107	$208,229	$205,599	$203,964	$199,182
Secured by real estate (not one- to four-family)	—	—	—	—	—
Not secured by real estate - commercial business	106,024	114,568	106,621	82,435	104,452

Closed construction loans with unused available lines
Secured by real estate (one- to four-family)	119,231	112,684	94,501	101,545	100,669
Secured by real estate (not one- to four-family)	530,756	624,025	703,947	719,039	1,444,450

Loan commitments not closed
Secured by real estate (one- to four-family)	19,194	14,113	14,373	12,347	16,819
Secured by real estate (not one- to four-family)	24,053	19,412	53,660	48,153	157,645
Not secured by real estate - commercial business	35,762	38,262	22,884	11,763	50,145

	$1,049,127	$1,131,293	$1,201,585	$1,179,246	$2,073,362

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

At March 31, 2026 and December 31, 2025, the Company had the following available secured lines and on-balance sheet liquidity:

	March 31,	December 31,
	2026	2025
Federal Home Loan Bank line	$1,238.0 million	$1,320.6 million
Federal Reserve Bank line	332.1 million	305.2 million
Cash and cash equivalents	187.4 million	189.6 million
Unpledged securities – Available-for-sale	347.1 million	338.5 million
Unpledged securities – Held-to-maturity	23.9 million	24.4 million

Statements of Cash Flows. The Company had positive cash flows from operating activities during the three months ended March 31, 2026 and 2025. The Company had negative cash flows from investing activities during the three months ended March 31, 2026, and positive cash flows from investing activities during the three months ended March 31, 2025. The Company had positive cash flows from financing activities during the three months ended March 31, 2026, and negative cash flows from financing activities during the three months ended March 31, 2025.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows were primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the sale of loans originated for sale were the primary sources of cash flows from operating activities. Operating activities provided cash of $21.2 million and $15.0 million during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026 and 2025, investing activities used cash of $99.8 million and provided cash of $9.4 million, respectively. Investing activities in the 2026 period used cash primarily due to net originations of loans and the purchase of Federal Home Loan Bank stock, partially offset by principal payments received on investment securities. Investing activities in the 2025 period provided cash primarily due to principal payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the three months ended March 31, 2026 and 2025, financing activities provided cash of $76.5 million and used cash of $3.0 million, respectively. In the 2026 period, financing activities provided cash primarily as a result of net increases in short-term borrowings, partially offset by decreases in checking, time, and brokered deposits, repurchases of the Company’s common stock and dividends paid to stockholders. In the

2025 period, financing activities used cash primarily as a result of repayments of FRB borrowings, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in brokered deposits and checking and savings deposits and net increases in short-term borrowings.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2026, the Company’s total stockholders’ equity was $633.6 million, or 11.1% of total assets, equivalent to a book value of $58.27 per common share. As of December 31, 2025, total stockholders’ equity was $636.1 million, or 11.4% of total assets, equivalent to a book value of $57.50 per common share. At March 31, 2026, the Company’s tangible common equity to tangible assets ratio was 11.0%, compared to 11.2% at December 31, 2025 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at March 31, 2026 and December 31, 2025, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $29.1 million and $27.6 million, respectively. This change in net unrealized losses primarily resulted from increases in short-term market interest rates during the three months ended March 31, 2026, which generally decreased the fair value of the Company’s investment securities.

Also included in stockholders’ equity at March 31, 2026, was an unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $5.6 million. This change in net unrealized losses during the three months ended March 31, 2026, primarily resulted from increased short-term market interest rates, which generally decrease the fair value of these cash flow hedges.

As noted above, total stockholders’ equity decreased $2.5 million, from $636.1 million at December 31, 2025 to $633.6 million at March 31, 2026. Total stockholders’ equity decreased due to repurchases of the Company’s common stock during the three months ended March 31, 2026 totaling $16.9 million and dividends declared on common stock during that period of $4.7 million. Stockholders’ equity also decreased due to an increase in accumulated other comprehensive loss of $2.9 million primarily due to decreases in the fair value of cash flow hedges and available-for-sale investment securities mainly because of an increase in market interest rates during the 2026 period. Partially offsetting these decreases were net income of $17.5 million in the three months ended March 31, 2026 and a $4.6 million increase in stockholders’ equity during that period due to stock option exercises.

The Company had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $17.1 million and $16.6 million at March 31, 2026 and December 31, 2025 respectively, that were not included in its total capital balance. If held-to-maturity unrealized losses were included in capital (net of taxes), at March 31, 2026 and December 31, 2025, they would have decreased total stockholder’s equity at those dates by $12.9 million and $12.5 million, respectively. These amounts were equal to 2.0% of total stockholders’ equity of $633.6 million at March 31, 2026 and $636.1 million at December 31, 2025.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2026, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 risk-based capital ratio was 13.0%, its total risk-based capital ratio was 14.2% and its Tier 1 leverage ratio was 11.3%. As a result, as of March 31, 2026, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2025, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 capital ratio was 13.0%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.3%. As a result, as of December 31, 2025, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2026, the Company’s common equity Tier 1 capital ratio was 13.5%, its Tier 1 capital ratio was 14.0%, its total capital ratio was 15.2% and its Tier 1 leverage ratio was 12.2%. On December 31, 2025, the Company’s common equity Tier 1 capital ratio was 13.6%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.3% and its Tier 1 leverage ratio was 12.2%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2026 and December 31, 2025, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

Dividends. During the three months ended March 31, 2026, the Company declared a common stock cash dividend of $0.43 per share, or 27% of net income per diluted common share for that three-month period and paid a common stock cash dividend of $0.43 per share (which was declared in December 2025). During the three months ended March 31, 2025, the Company declared a common stock cash dividend of $0.40 per share, or 27% of net income per diluted common share for that three-month period and paid a common stock cash dividend of $0.40 per share (which was declared in December 2024). The Board of Directors meets regularly to consider the level and timing of dividend payments. The $0.43 per share dividend declared but unpaid as of March 31, 2026, was paid to stockholders in April 2026.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2026, the Company repurchased 268,664 shares of its common stock at an average price of $62.55 per share and issued 80,259 shares of common stock at an average price of $50.90 per share to cover stock option exercises. During the three months ended March 31, 2025, the Company repurchased 173,344 shares of its common stock at an average price of $58.38 per share and issued 15,007 shares of common stock at an average price of $48.22 per share to cover stock option exercises.

In April 2025, the Company’s Board of Directors approved a new program to repurchase shares of the Company’s outstanding common stock. The stock repurchase program authorizes the purchase, from time to time in open market or privately negotiated transactions, of up to one million additional shares of the Company’s common stock. This program does not have an expiration date. At March 31, 2026, approximately 419,000 shares remained available under the latest stock repurchase authorization.

Management has utilized stock buy-back programs from time to time when it believed that doing so would contribute to the overall growth of stockholder value. The number of shares that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors typically include the number of shares available in the market from sellers at any given time, the market price of the stock and the projected impact on the Company’s earnings per share and capital.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	March 31,	December 31,
	2026	2025

	(Dollars in Thousands)
Common equity at period end	$633,630	$636,126
Less: Intangible assets at period end	9,552	9,660
Tangible common equity at period end (a)	$624,078	$626,466

Total assets at period end	$5,687,322	$5,598,606
Less: Intangible assets at period end	9,552	9,660
Tangible assets at period end (b)	$5,677,770	$5,588,946

Tangible common equity to tangible assets (a) / (b)	10.99%	11.21%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and Market Risk

A principal operating objective of the Company is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms to maturity and the purchase of other short-term interest-earning assets.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2026, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020, and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases in loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in 2023 and much of 2024. Market interest rate decreases began in late 2024, with a short series of Federal Funds rate cuts. Another short series of Federal Funds rate cuts followed in late 2025. These rate cuts have not had a material negative impact on our net interest margin through March 31, 2026.

As of March 31, 2026, time deposit maturities (including brokered time deposits) over the next 12 months were as follows: within three months — $647.0 million, with a weighted-average rate of 3.48%; within three to six months — $338.5 million, with a weighted-average rate of 3.04%; and within six to twelve months — $29.2 million, with a weighted-average rate of 1.41%. Based on time deposit market rates in March 2026, replacement rates for maturing time deposits originated through our retail branch system are likely to be approximately 2.70-3.10%, depending on term. Brokered time deposit rates were generally at or above 3.75% in March 2026.

The current level and shape of the interest rate yield curve pose challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions between December 2016 and December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3, 2020 and a 1.00% decrease on March 16, 2020. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023 the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented rate decreases of 0.25% in each of September, October and December, respectively. At December 31, 2025, the Federal Funds rate was 3.75%, and remained there at March 31, 2026. Financial markets now expect the possibility of further decreases in Federal Funds interest rates in 2026 to be modest, if any, with the number of potential cuts now expected to be only zero to one by the end of 2026.

Great Southern’s loan portfolio includes loans ($1.71 billion at March 31, 2026) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after March 31, 2026. Nearly all of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($601.8 million at March 31, 2026) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. At March 31, 2026, nearly all of these SOFR, and “prime rate” loans had fully-indexed rates that were at or above their floor rate and in most cases well above the floor rate.

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

In order to manage its assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, Great Southern has focused its strategies on originating loans with adjustable rates or loans with fixed rates that mature in less than five years, and managing its deposits and borrowings to establish stable relationships with both retail customers and wholesale funding sources.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2026, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One litigation matter in which the Bank is defendant was previously set for trial in the third quarter of 2025. The trial was postponed and has not yet been rescheduled. The court required the plaintiffs to file an amended petition, which they did in October 2025. The Bank has responded to the amended petition by filing a motion to dismiss on various grounds. The plaintiffs then filed an objection to the Bank’s motion to dismiss, but the court has not yet scheduled a hearing on the motion. The plaintiffs allege a breach of fiduciary duty in this matter. At this stage of the proceeding, it is not possible to predict the outcome. However, the Bank believes it will prevail in this matter, and further believes that any loss should be indemnified, in whole or in part, or shared by others.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2025, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective in August 2025, upon completion of the Company’s previously authorized repurchase program.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended March 31, 2026.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

January 1, 2026 – January 31, 2026	60,800	$62.02	60,800	626,670
February 1, 2026 – February 28, 2026	106,000	63.49	106,000	520,670
March 1, 2026 – March 31, 2026	101,864	61.87	101,864	418,806
	268,664	$62.55	268,664
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

A description of the current salary and bonus arrangements for 2026 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000 18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form previously filed with the Commission as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, is incorporated herein by reference as Exhibit 10.21.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: May 7, 2026	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)