Form 10-Q
period 2026-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2026-08-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 10,897,507 shares of common stock, par value $.01 per share, outstanding at August 5, 2026.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Number of Share Data)

	JUNE 30,	DECEMBER 31,
	2026	2025

	(Unaudited)
ASSETS
Cash	$97,200	$109,833
Interest-bearing deposits in other financial institutions	82,781	79,721
Cash and cash equivalents	179,981	189,554

Available-for-sale securities	503,795	523,831
Held-to-maturity securities	175,264	179,200
Mortgage loans held for sale	7,868	6,838
Loans receivable, net of allowance for credit losses of $63,965 – June 2026; $64,771 – December 2025	4,307,712	4,356,853
Interest receivable	18,467	18,068
Prepaid expenses and other assets	123,005	128,615
Other real estate owned and repossessions, net	8,360	6,036
Premises and equipment, net	132,838	133,257
Goodwill and other intangible assets	9,444	9,660
Federal Home Loan Bank stock and other interest-earning assets	27,414	20,079
Current and deferred income taxes	28,676	26,615
Total Assets	$5,522,824	$5,598,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,302,067	$4,482,774
Securities sold under reverse repurchase agreements with customers	39,913	48,467
Short-term borrowings and other interest-bearing liabilities	445,560	330,928
Subordinated debentures issued to capital trust	25,774	25,774
Accrued interest payable	3,080	3,612
Advances from borrowers for taxes and insurance	10,283	5,781
Accounts payable and accrued expenses	46,925	56,596
Liability for unfunded commitments	7,625	8,548
Total Liabilities	4,881,227	4,962,480

Stockholders’ Equity:
Capital stock
Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2026 and December 2025 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2026 – 10,884,444 shares; December 2025 – 11,062,252 shares	83	111
Additional paid-in capital	59,278	54,120
Retained earnings	619,960	614,095
Accumulated other comprehensive loss	(37,724)	(32,200)
Total Stockholders’ Equity	641,597	636,126

Total Liabilities and Stockholders’ Equity	$5,522,824	$5,598,606

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	JUNE 30,
	2026	2025

	(Unaudited)
INTEREST INCOME
Loans	$65,686	$73,830
Investment securities and other	6,775	7,145
TOTAL INTEREST INCOME	72,461	80,975

INTEREST EXPENSE
Deposits	17,861	24,368
Securities sold under reverse repurchase agreements	133	372
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4,620	3,974
Subordinated debentures issued to capital trust	354	389
Subordinated notes	—	909
TOTAL INTEREST EXPENSE	22,968	30,012

NET INTEREST INCOME	49,493	50,963
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	8	(110)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	49,485	51,073

NON-INTEREST INCOME
Commissions	641	411
Overdraft and insufficient funds fees	1,248	1,266
Point-Of-Sale and ATM fee income and service charges	3,392	3,444
Net gains on loan sales	795	893
Late charges and fees on loans	305	340
Gain (Loss) on derivative interest rate products	5	(28)
Other income	989	1,886
TOTAL NON-INTEREST INCOME	7,375	8,212

NON-INTEREST EXPENSE
Salaries and employee benefits	20,691	20,005
Net occupancy and equipment expense	10,683	8,435
Postage	889	825
Insurance	1,099	1,095
Advertising	836	705
Office supplies and printing	197	238
Telephone	705	705
Legal, audit and other professional fees	967	929
Expense (income) on other real estate and repossessions, net	(85)	(168)
Intangible asset amortization	108	108
Other operating expenses	2,132	2,128
TOTAL NON-INTEREST EXPENSE	38,222	35,005

INCOME BEFORE INCOME TAXES	18,638	24,280
PROVISION FOR INCOME TAXES	2,843	4,494
NET INCOME	$15,795	$19,786

Basic Earnings Per Common Share	$1.45	$1.73
Diluted Earnings Per Common Share	$1.43	$1.72

Dividends Declared Per Common Share	$0.43	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025

	(Unaudited)
INTEREST INCOME
Loans	$130,346	$146,901
Investment securities and other	13,280	14,317
TOTAL INTEREST INCOME	143,626	161,218

INTEREST EXPENSE
Deposits	36,198	48,968
Securities sold under reverse repurchase agreements	229	743
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	8,682	8,424
Subordinated debentures issued to capital trust	696	771
Subordinated notes	—	2,015
TOTAL INTEREST EXPENSE	45,805	60,921

NET INTEREST INCOME	97,821	100,297
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	(923)	(458)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	98,744	100,755

NON-INTEREST INCOME
Commissions	1,256	673
Overdraft and insufficient funds fees	2,479	2,481
Point-Of-Sale and ATM fee income and service charges	6,493	6,678
Net gains on loan sales	1,514	1,494
Late charges and fees on loans	441	583
Gain (Loss) on derivative interest rate products	3	(52)
Other income	2,218	2,945
TOTAL NON-INTEREST INCOME	14,404	14,802

NON-INTEREST EXPENSE
Salaries and employee benefits	40,762	40,134
Net occupancy and equipment expense	19,547	16,968
Postage	1,814	1,756
Insurance	2,171	2,260
Advertising	1,208	995
Office supplies and printing	419	504
Telephone	1,390	1,411
Legal, audit and other professional fees	1,657	1,967
Expense (income) on other real estate and repossessions, net	(31)	(238)
Intangible asset amortization	216	216
Other operating expenses	3,861	3,854
TOTAL NON-INTEREST EXPENSE	73,014	69,827

INCOME BEFORE INCOME TAXES	40,134	45,730
PROVISION FOR INCOME TAXES	6,863	8,784
NET INCOME	$33,271	$36,946

Basic Earnings Per Common Share	$3.04	$3.20
Diluted Earnings Per Common Share	$2.99	$3.18

Dividends Declared Per Common Share	$0.86	$0.80

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED
	JUNE 30,
	2026	2025

	(Unaudited)
Net Income	$15,795	$19,786

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(380) and $577, for 2026 and 2025, respectively	(1,164)	1,770

Unrealized loss on securities transferred to held-to-maturity, net of credit of $(11) and $(17) for 2026 and 2025, respectively	(33)	(54)

Amortization of realized loss on termination of cash flow hedge, net of credit of $-0- and $(463), for 2026 and 2025, respectively	—	(1,562)

Change in value of active cash flow hedges, net of taxes (credit) of $(450) and $872 for 2026 and 2025, respectively	(1,378)	2,671

Comprehensive Income	$13,220	$22,611

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025

	(Unaudited)
Net Income	$33,271	$36,946

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(877) and $3,067, for 2026 and 2025, respectively	(2,683)	9,403

Unrealized loss on securities transferred to held-to-maturity, net of credit of $(24) and $(32) for 2026 and 2025, respectively	(73)	(98)

Amortization of realized loss on termination of cash flow hedge, net of credit of $-0- and $(920), for 2026 and 2025, respectively	—	(3,108)

Change in value of active cash flow hedges, net of taxes (credit) of $(903) and $2,236 for 2026 and 2025, respectively	(2,768)	6,852

Comprehensive Income	$27,747	$49,995

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED JUNE 30, 2026
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2026	$83	$56,126	$612,570	$(35,149)	$—	$633,630
Net income	—	—	15,795	—	—	15,795
Stock issued under Stock Option Plan	—	3,152	—	—	4,125	7,277
Common cash dividends declared, $0.43 per share	—	—	(4,680)	—	—	(4,680)
Change in fair value of cash flow hedges	—	—	—	(1,378)	—	(1,378)
Change in fair value of held-to-maturity securities	—	—	—	(33)	—	(33)
Change in fair value of available-for-sale securities	—	—	—	(1,164)	—	(1,164)
Repurchase of the Company’s common stock	—	—	—	—	(7,850)	(7,850)
Reclassification of treasury stock per Maryland law	—	—	(3,725)	—	3,725	—
Balance, June 30, 2026	$83	$59,278	$619,960	$(37,724)	$—	$641,597

	THREE MONTHS ENDED JUNE 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2025	$116	$51,076	$606,239	$(44,138)	$—	$613,293
Net income	—	—	19,786	—	—	19,786
Stock issued under Stock Option Plan	—	570	—	—	246	816
Common cash dividends declared, $0.40 per share	—	—	(4,559)	—	—	(4,559)
Change in fair value of cash flow hedges	—	—	—	1,109	—	1,109
Change in fair value of held-to-maturity securities	—	—	—	(54)	—	(54)
Change in fair value of available-for-sale securities	—	—	—	1,770	—	1,770
Repurchase of the Company’s common stock	—	—	—	—	(9,793)	(9,793)
Reclassification of treasury stock per Maryland law	(2)	—	(9,545)	—	9,547	—
Balance, June 30, 2025	$114	$51,646	$611,921	$(41,313)	$—	$622,368

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	SIX MONTHS ENDED JUNE 30, 2026
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2026	$111	$54,120	$614,095	$(32,200)	$—	$636,126
Net income	—	—	33,271	—	—	33,271
Stock issued under Stock Option Plan	—	5,158	—	—	6,697	11,855
Common cash dividends declared, $0.86 per share	—	—	(9,360)	—	—	(9,360)
Change in fair value of cash flow hedges	—	—	—	(2,768)	—	(2,768)
Change in fair value of held-to-maturity securities	—	—	—	(73)	—	(73)
Change in fair value of available-for-sale securities	—	—	—	(2,683)	—	(2,683)
Repurchase of the Company’s common stock	—	—	—	—	(24,771)	(24,771)
Reclassification of treasury stock per Maryland law	(28)	—	(18,046)	—	18,074	—
Balance, June 30, 2026	$83	$59,278	$619,960	$(37,724)	$—	$641,597

	SIX MONTHS ENDED JUNE 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2025	$117	$50,336	$603,477	$(54,362)	$—	$599,568
Net income	—	—	36,946	—	—	36,946
Stock issued under Stock Option Plan	—	1,310	—	—	687	1,997
Common cash dividends declared, $0.80 per share	—	—	(9,185)	—	—	(9,185)
Change in fair value of cash flow hedges	—	—	—	3,744	—	3,744
Change in fair value of held-to-maturity securities	—	—	—	(98)	—	(98)
Change in fair value of available-for-sale securities	—	—	—	9,403	—	9,403
Repurchase of the Company’s common stock	—	—	—	—	(20,007)	(20,007)
Reclassification of treasury stock per Maryland law	(3)	—	(19,317)	—	19,320	—
Balance, June 30, 2025	$114	$51,646	$611,921	$(41,313)	$—	$622,368

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,271	$36,946
Proceeds from sales of loans held for sale	70,114	70,978
Originations of loans held for sale	(68,968)	(67,720)
Items not requiring (providing) cash:
Depreciation	4,344	3,950
Amortization	224	267
Compensation expense for stock option grants	988	912
Provision for credit losses on loans	—	—
Provision (credit) for unfunded commitments	(923)	(458)
Net gain on loan sales	(1,514)	(1,494)
Net gain on sale of premises and equipment	(37)	(29)
Impairment on premises and equipment	1,389	—
Net (gain) loss on sale/write-down of other real estate owned and repossessions	(57)	5
Accretion of deferred income, premiums, discounts and other	(2,604)	(7,478)
Loss (gain) on derivative interest rate products	(3)	52
Deferred income taxes	(2,672)	(277)
Changes in:
Interest receivable	(399)	(214)
Prepaid expenses and other assets	4,363	1,142
Accrued expenses and other liabilities	(12,603)	18,021
Income taxes refundable/payable	2,413	(295)
Net cash provided by operating activities	27,326	54,308

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	47,353	157,762
Purchase of premises and equipment	(4,734)	(6,329)
Proceeds from sale of premises and equipment	105	33
Proceeds from sale of other real estate owned and repossessions	789	37
Capitalized costs on real estate owned	(582)	—
Proceeds from maturities and calls of available-for-sale securities	18	1,617
Principal reductions on mortgage-backed securities	21,555	28,100
Purchase of available-for-sale securities	—	(5,951)
Investment in tax credit partnerships	(596)	(9,003)
Redemption (purchase) of Federal Home Loan Bank stock and change in other interest-earning assets	(7,335)	4,678
Net cash provided by investing activities	56,573	170,944

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(36,934)	(18,141)
Net increase (decrease) in checking and savings deposits	(55,983)	35,459
Net increase (decrease) in brokered deposits	(87,790)	61,259
Net increase in short-term borrowings	106,078	26,018
Repayment of borrowing under Federal Reserve Bank Term Funding Program	—	(180,000)
Redemption of subordinated notes	—	(75,000)
Advances from borrowers for taxes and insurance	4,502	3,550
Repurchases of the Company’s common stock	(24,771)	(20,007)
Dividends paid	(9,441)	(9,318)
Stock options exercised	10,867	1,085
Net cash used in financing activities	(93,472)	(175,095)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,573)	50,157
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	189,554	195,756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,981	$245,913

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company,” “GSBC” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2025, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2026	2025

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	10,879	11,464
Net income	$15,795	$19,786
Per common share amount	$1.45	$1.73

Diluted:
Average common shares outstanding	10,879	11,464
Net effect of dilutive stock options – based on the treasury stock method using average market price	193	53
Diluted common shares	11,072	11,517
Net income	$15,795	$19,786
Per common share amount	$1.43	$1.72

	Six Months Ended June 30,
	2026	2025

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	10,933	11,551
Net income	$33,271	$36,946
Per common share amount	$3.04	$3.20

Diluted:
Average common shares outstanding	10,933	11,551
Net effect of dilutive stock options – based on the treasury stock method using average market price	193	53
Diluted common shares	11,126	11,604
Net income	$33,271	$36,946
Per common share amount	$2.99	$3.18

Options outstanding at June 30, 2026 and 2025, to purchase 2,000 and 835,549 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three- and six-month periods then ended because the exercise prices of such options were greater than the average market price of the common stock for the three- and six-months ended June 30, 2026 and 2025, respectively.

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

The amortized cost and fair values of securities were as follows at the dates indicated:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$314,248	$134	$27,248	$287,134
Agency collateralized mortgage obligations	118,678	267	6,114	112,831
States and political subdivisions	53,102	88	1,495	51,695
Small Business Administration securities	57,926	—	5,791	52,135
	$543,954	$489	$40,648	$503,795

	June 30, 2026
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,051	$1,045	$70,096	$—	$5,997	$64,099
Agency collateralized mortgage obligations	100,761	(1,691)	99,070	—	10,980	88,090
States and political subdivisions	6,066	32	6,098	—	415	5,683
	$175,878	$(614)	$175,264	$—	$17,392	$157,872

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$325,618	$805	$25,174	$301,249
Agency collateralized mortgage obligations	120,465	933	6,065	115,333
States and political subdivisions securities	53,347	89	2,038	51,398
Small Business Administration securities	61,000	14	5,163	55,851
	$560,430	$1,841	$38,440	$523,831

	December 31, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,713	$1,313	$71,026	$—	$5,694	$65,332
Agency collateralized mortgage obligations	103,918	(1,857)	102,061	—	10,424	91,637
States and political subdivisions	6,086	27	6,113	—	453	5,660
	$179,717	$(517)	$179,200	$—	$16,571	$162,629

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	1,038	1,047	—	—
After two through three years	—	—	—	—
After three through four years	—	—	—	—
After four through five years	—	—	—	—
After five through fifteen years	28,327	27,636	6,097	5,682
After fifteen years	23,737	23,012	—	—
Securities not due on a single maturity date	490,852	452,100	169,167	152,190
	$543,954	$503,795	$175,264	$157,872

Available-for-sale investments in debt securities are reported in the financial statements at their fair value. The total fair value of these investments at June 30, 2026 and December 31, 2025, was approximately $503.8 million and $523.8 million, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at June 30, 2026 and December 31, 2025, was $429.8 million and $409.0 million, respectively, which was approximately 85.3% and 78.1% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivision securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at June 30, 2026 and December 31, 2025, which was $175.3 million and $179.2 million, respectively. Total fair value of these investments at June 30, 2026 and December 31, 2025 was approximately $157.9 million and $162.6 million, respectively. The amortized carrying value exceeded the fair value of all held-to-maturity securities at both June 30, 2026 and December 31, 2025.

Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at June 30, 2026, it had ample liquidity sources to fund its ongoing operations without selling investment securities in this portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings of issuers, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$34,247	$(243)	$230,625	$(27,005)	$264,872	$(27,248)
Agency collateralized mortgage obligations	9,070	(104)	59,225	(6,010)	68,295	(6,114)
States and political subdivisions securities	4,801	(51)	39,665	(1,444)	44,466	(1,495)
Small Business Administration securities	6,653	(124)	45,482	(5,667)	52,135	(5,791)
	$54,771	$(522)	$374,997	$(40,126)	$429,768	$(40,648)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$64,100	$(5,997)	$64,100	$(5,997)
Agency collateralized mortgage obligations	—	—	88,090	(10,980)	88,090	(10,980)
States and political subdivisions securities	—	—	5,682	(415)	5,682	(415)
	$—	$—	$157,872	$(17,392)	$157,872	$(17,392)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$—	$—	$241,503	$(25,174)	$241,503	$(25,174)
Agency collateralized mortgage obligations	—	—	70,774	(6,065)	70,774	(6,065)
States and political subdivisions securities	4,409	(109)	43,528	(1,929)	47,937	(2,038)
Small Business Administration securities	—	—	48,807	(5,163)	48,807	(5,163)
	$4,409	$(109)	$404,612	$(38,331)	$409,021	$(38,440)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,332	$(5,694)	$65,332	$(5,694)
Agency collateralized mortgage obligations	—	—	91,637	(10,424)	91,637	(10,424)
States and political subdivisions securities	—	—	5,660	(453)	5,660	(453)
	$—	$—	$162,629	$(16,571)	$162,629	$(16,571)

There were no sales of available-for-sale securities during the three or six months ended June 30, 2026 or June 30, 2025.

Allowance for Credit Losses. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of June 30, 2026 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Classes of loans at June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025

	(In Thousands)
One- to four-family residential construction	$38,164	$30,258
Subdivision construction	34,141	32,160
Land development	51,546	37,519
Commercial construction	278,513	249,224
Owner occupied one- to four-family residential	655,316	656,699
Non-owner occupied one- to four-family residential	132,727	125,298
Commercial real estate	1,482,857	1,556,148
Other residential (multi-family)	1,347,498	1,387,410
Commercial business	173,594	178,514
Consumer auto	22,489	24,169
Consumer other	20,910	22,249
Home equity lines of credit	139,377	128,030
	4,377,132	4,427,678
Allowance for credit losses	(63,965)	(64,771)
Deferred loan fees and gains, net	(5,455)	(6,054)
	$4,307,712	$4,356,853

Weighted average interest rate	5.80%	5.76%

Classes of loans by aging were as follows as of the dates indicated.

	June 30, 2026
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$38,164	$38,164	$—
Subdivision construction	—	—	—	—	34,141	34,141	—
Land development	—	—	—	—	51,546	51,546	—
Commercial construction	—	—	—	—	278,513	278,513	—
Owner occupied one- to four-family residential	49	44	990	1,083	654,233	655,316	—
Non-owner occupied one- to four-family residential	—	—	—	—	132,727	132,727	—
Commercial real estate	244	—	—	244	1,482,613	1,482,857	—
Other residential (multi-family)	—	—	—	—	1,347,498	1,347,498	—
Commercial business	—	—	36	36	173,558	173,594	—
Consumer auto	—	10	—	10	22,479	22,489	—
Consumer other	77	2	7	86	20,824	20,910	—
Home equity lines of credit	30	—	—	30	139,347	139,377	—
Total	$400	$56	$1,033	$1,489	$4,375,643	$4,377,132	$—

	December 31, 2025
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$30,258	$30,258	$—
Subdivision construction	—	—	—	—	32,160	32,160	—
Land development	—	—	—	—	37,519	37,519	—
Commercial construction	—	—	—	—	249,224	249,224	—
Owner occupied one- to four-family residential	830	521	631	1,982	654,717	656,699	—
Non-owner occupied one- to four-family residential	—	—	1,435	1,435	123,863	125,298	—
Commercial real estate	70	—	—	70	1,556,078	1,556,148	—
Other residential (multi-family)	24,762	—	—	24,762	1,362,648	1,387,410	—
Commercial business	—	—	—	—	178,514	178,514	—
Consumer auto	27	12	—	39	24,130	24,169	—
Consumer other	128	30	10	168	22,081	22,249	—
Home equity lines of credit	74	—	18	92	127,938	128,030	—
Total	$25,891	$563	$2,094	$28,548	$4,399,130	$4,427,678	$—

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

Nonaccruing loans are summarized as follows as of the dates indicated:

	June 30,	December 31,
	2026	2025

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	990	631
Non-owner occupied one- to four-family residential	—	1,435
Commercial real estate	—	—
Other residential (multi-family)	—	—
Commercial business	36	—
Consumer auto	—	—
Consumer other	7	10
Home equity lines of credit	—	18
Total nonaccruing loans	$1,033	$2,094

During the three and six months ended June 30, 2026, the Company recorded $-0- and $116,000, respectively, in interest income related to recoveries on nonaccrual loans compared to $115,000 for the three and six months ended June 30, 2025.

Nonaccrual loans as of June 30, 2026 and December 31, 2025, had an amortized cost of $1.0 million and $2.0 million, respectively. Of these nonacrrual loans, $888,000 were individually assessed and did not require an allowance due to being adequately collateralized under the collateral-dependent valuation method at those dates. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in the process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025. During the three and six months ended June 30, 2026 and 2025, the Company did not record a provision expense on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, March 31, 2025	$9,192	$15,594	$28,794	$2,929	$4,522	$3,673	$64,704
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(10)	—	—	—	—	(241)	(251)
Recoveries	22	—	—	7	190	143	362
Balance, June 30, 2025	$9,204	$15,594	$28,794	$2,936	$4,712	$3,575	$64,815

Allowance for credit losses
Balance, March 31, 2026	$7,653	$18,821	$28,785	$2,327	$4,020	$3,178	$64,784
Provision (credit) charged to expense	89	928	(1,419)	385	(217)	234	—
Losses charged off	—	(909)	—	—	—	(272)	(1,181)
Recoveries	6	—	—	100	96	160	362
Balance, June 30, 2026	$7,748	$18,840	$27,366	$2,812	$3,899	$3,300	$63,965

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2025	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(46)	—	(8)	—	(147)	(475)	(676)
Recoveries	26	—	—	201	203	301	731
Balance, June 30, 2025	$9,204	$15,594	$28,794	$2,936	$4,712	$3,575	$64,815

Allowance for credit losses
Balance, January 1, 2026	$7,483	$18,476	$29,223	$2,396	$3,911	$3,282	$64,771
Provision (credit) charged to expense	256	1,273	(1,873)	316	(225)	253	—
Losses charged off	—	(909)	—	—	—	(581)	(1,490)
Recoveries	9	—	16	100	213	346	684
Balance, June 30, 2026	$7,748	$18,840	$27,366	$2,812	$3,899	$3,300	$63,965

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and six months ended June 30, 2026 and 2025. The provision for losses on unfunded commitments for the three months ended June 30, 2026 was $8,000, compared to a credit (negative expense) of $110,000 for the three months ended June 30, 2025. The provision for losses on unfunded commitments for the six months ended June 30, 2026 was a credit (negative expense) of $923,000, compared to a credit (negative expense) of $458,000 for the six months ended June 30, 2025.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, March 31, 2025	$658	$4,594	$620	$418	$1,428	$437	$8,155
Provision (credit) charged to expense	97	9	61	54	(281)	(50)	(110)
Balance, June 30, 2025	$755	$4,603	$681	$472	$1,147	$387	$8,045

Allowance for unfunded commitments
Balance, March 31, 2026	$862	$3,998	$609	$700	$1,087	$361	$7,617
Provision (credit) charged to expense	111	(280)	55	(132)	252	2	8
Balance, June 30, 2026	$973	$3,718	$664	$568	$1,339	$363	$7,625

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2025	$619	$4,833	$653	$496	$1,468	$434	$8,503
Provision (credit) charged to expense	136	(230)	28	(24)	(321)	(47)	(458)
Balance, June 30, 2025	$755	$4,603	$681	$472	$1,147	$387	$8,045

Allowance for unfunded commitments
Balance, January 1, 2026	$967	$4,580	$699	$637	$1,302	$363	$8,548
Provision (credit) charged to expense	6	(862)	(35)	(69)	37	—	(923)
Balance, June 30, 2026	$973	$3,718	$664	$568	$1,339	$363	$7,625

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	June 30, 2026		December 31, 2025
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	—	—	—	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,422	—	1,207	—
Non-owner occupied one- to four-family residential	—	—	1,435	—
Commercial real estate	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial business	—	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	120	—	—	—

Total	$1,542	$—	$2,642	$—

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

The following table shows, as of the date indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concession granted. There were no such modifications at June 30, 2026. During the three and six months ended June 30, 2026, principal forgiveness of $7,000 and $15,000, respectively,was completed on consumer loans. During the three and six months ended June 30, 2025, principal forgiveness of $-0- and $7,000, respectively was completed on consumer loans.

Amortized Cost Basis at December 31, 2025
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$5	$—	$—	$5

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance of loans (under modified terms) at December 31, 2025. There were no such loans at June 30, 2026.

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

The following tables present a summary of loans by category and risk rating separated by origination year and loan class as of June 30, 2026 and December 31, 2025.

	Term Loans by Origination Year
							Revolving
June 30, 2026	2026 YTD	2025	2024	2023	2022	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$5,484	$21,784	$200	$3,194	$463	$—	$7,039	$38,164
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	5,484	21,784	200	3,194	463	—	7,039	38,164
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	167	811	1,706	259	250	16,140	14,808	34,141
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	167	811	1,706	259	250	16,140	14,808	34,141
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	10,125	13,336	8,442	6,507	3,544	6,757	2,835	51,546
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	10,125	13,336	8,442	6,507	3,544	6,757	2,835	51,546
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	66,095	52,607	128,319	—	30,740	752	—	278,513
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	66,095	52,607	128,319	—	30,740	752	—	278,513
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	62,141	62,762	35,361	41,015	254,354	328,573	1,299	785,505
Watch (5)	—	—	—	—	—	691	—	691
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	128	508	1,211	—	1,847
Total	62,141	62,762	35,361	41,143	254,862	330,475	1,299	788,043
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other residential (multi-family)
Satisfactory (1-4)	21,298	114,761	252,354	77,660	501,609	342,480	3,197	1,313,359
Watch (5)	—	—	—	—	—	2,639	—	2,639
Special Mention (6)	—	—	—	—	—	31,500	—	31,500
Classified (7-9)	—	—	—	—	—	—	—	—
Total	21,298	114,761	252,354	77,660	501,609	376,619	3,197	1,347,498
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	78,593	117,095	147,076	91,345	248,022	744,723	34,207	1,461,061
Watch (5)	—	—	—	—	13,997	3,045	—	17,042
Special Mention (6)	—	—	—	—	—	4,754	—	4,754
Classified (7-9)	—	—	—	—	—	—	—	—
Total	78,593	117,095	147,076	91,345	262,019	752,522	34,207	1,482,857
Current Period Gross Charge Offs	—	—	—	—	909	—	—	909

Commercial business
Satisfactory (1-4)	7,909	41,867	15,831	8,146	8,099	46,736	44,943	173,531
Watch (5)	—	—	—	—	—	15	—	15
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	48	—	—	—	48
Total	7,909	41,867	15,831	8,194	8,099	46,751	44,943	173,594
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Consumer
Satisfactory (1-4)	7,593	11,749	7,298	3,071	1,524	7,225	143,771	182,231
Watch (5)	—	—	—	—	—	183	67	250
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	10	—	6	14	—	48	217	295
Total	7,603	11,749	7,304	3,085	1,524	7,456	144,055	182,776
Current Period Gross Charge Offs	—	46	15	20	8	438	54	581

Combined
Satisfactory (1-4)	259,405	436,772	596,587	231,197	1,048,605	1,493,386	252,099	4,318,051
Watch (5)	—	—	—	—	13,997	6,573	67	20,637
Special Mention (6)	—	—	—	—	—	36,254	—	36,254
Classified (7-9)	10	—	6	190	508	1,259	217	2,190
Total	$259,415	$436,772	$596,593	$231,387	$1,063,110	$1,537,472	$252,383	$4,377,132
Current Period Gross Charge Offs	$—	$46	$15	$20	$917	$438	$54	$1,490

	Term Loans by Origination Year
							Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$18,452	$4,606	$2,611	$1,242	$—	$—	$3,347	$30,258
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	18,452	4,606	2,611	1,242	—	—	3,347	30,258
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	924	2,745	278	260	16,146	428	11,379	32,160
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	924	2,745	278	260	16,146	428	11,379	32,160
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	35,846	166,912	7,448	38,049	969	—	—	249,224
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	35,846	166,912	7,448	38,049	969	—	—	249,224
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	65,388	39,406	49,967	267,992	153,547	200,389	1,340	778,029
Watch (5)	—	—	—	—	—	724	—	724
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	28	71	507	268	1,756	614	3,244
Total	65,388	39,434	50,038	268,499	153,815	202,869	1,954	781,997
Current Period Gross Charge Offs	—	—	—	21	16	9	—	46

Other residential (multi-family)
Satisfactory (1-4)	99,386	153,763	113,657	541,044	266,906	182,230	2,999	1,359,985
Watch (5)	—	—	—	—	—	2,663	—	2,663
Special Mention (6)	—	—	—	—	24,762	—	—	24,762
Classified (7-9)	—	—	—	—	—	—	—	—
Total	99,386	153,763	113,657	541,044	291,668	184,893	2,999	1,387,410
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	122,684	142,179	93,260	305,833	194,448	640,276	34,936	1,533,616
Watch (5)	—	—	—	10,548	—	2,964	—	13,512
Special Mention (6)	—	—	—	—	—	9,020	—	9,020
Classified (7-9)	—	—	—	—	—	—	—	—
Total	122,684	142,179	93,260	316,381	194,448	652,260	34,936	1,556,148
Current Period Gross Charge Offs	—	—	—	—	8	—	—	8

Commercial business
Satisfactory (1-4)	31,698	22,010	9,959	13,490	15,629	38,256	44,170	175,212
Watch (5)	—	—	—	805	2,473	24	—	3,302
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	31,698	22,010	9,959	14,295	18,102	38,280	44,170	178,514
Current Period Gross Charge Offs	—	—	—	—	—	135	44	179

Consumer
Satisfactory (1-4)	15,703	9,937	4,651	2,530	1,015	7,509	131,623	172,968
Watch (5)	—	—	—	—	—	188	70	258
Special Mention (6)	—	—	—	—	—	—	983	983
Classified (7-9)	—	10	15	2	11	43	158	239
Total	15,703	9,947	4,666	2,532	1,026	7,740	132,834	174,448
Current Period Gross Charge Offs	58	63	33	23	2	888	6	1,073

Combined
Satisfactory (1-4)	401,228	550,604	288,404	1,171,537	649,028	1,075,501	232,669	4,368,971
Watch (5)	—	—	—	11,353	2,473	6,563	70	20,459
Special Mention (6)	—	—	—	—	24,762	9,020	983	34,765
Classified (7-9)	—	38	86	509	279	1,799	772	3,483
Total	$401,228	$550,642	$288,490	$1,183,399	$676,542	$1,092,883	$234,494	$4,427,678
Current Period Gross Charge Offs	$58	$63	$33	$44	$26	$1,032	$50	$1,306

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At June 30, 2026, the Company had 21 such investments, with a total net carrying value of $89.6 million. At December 31, 2025, the Company had 21 such investments, with a total net carrying value of $96.9 million. Due to the Company’s inability to exercise significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits available to be utilized through 2036 were $95.1 million as of June 30, 2026, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $85.1 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $3.6 million and $3.2 million during the three months ended June 30, 2026 and 2025, respectively. Investment amortization was $3.2 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025.

The Company’s usage of federal affordable housing tax credits approximated $7.2 million and $6.4 million during the six months ended June 30, 2026 and 2025, respectively. Investment amortization was $6.5 million for the six months ended June 30, 2026, compared to $5.6 million for the six months ended June 30, 2025.

Investments in Community Development Entities

From time to time, the Company has invested in limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At June 30, 2026, the Company had one such investment, with a net carrying value of $50,000. At December 31, 2025, the Company had one such investment, with a net carrying value of $99,000. Due to the Company’s inability to exercise significant influence over any of the investments in qualified community development entities, they are accounted for using the proportional amortization method. Each of the partnerships provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified community development entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the community development entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the community development entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal new market tax credits approximated $30,000 during both the three months ended June 30, 2026 and the three months ended June 30, 2025. Investment amortization amounted to $25,000 for both the three months ended June 30, 2026 and the three months ended June 30, 2025.

The Company’s usage of federal new market tax credits approximated $60,000 during both the six months ended June 30, 2026 and the six months ended June 30, 2025. Investment amortization amounted to $50,000 for both the six months ended June 30, 2026 and the six months ended June 30, 2025.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in limited partnerships that were formed to provide federal rehabilitation/historic tax credits. At June 30, 2026 and December 31, 2025, the Company had no such investments, with the most recent investment fully amortizing during 2024. Under current tax law, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of federal rehabilitation/historic tax credits approximated $75,000 and $-0- during the three months ended June 30, 2026 and 2025, respectively. Investment amortization amounted to $-0- for the three months ended June 30, 2026 and 2025.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $150,000 and $-0- during the six months ended June 30, 2026 and 2025, respectively. Investment amortization amounted to $-0- for the six months ended June 30, 2026 and 2025.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in limited partnerships that were formed to provide state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows at the dates indicated:

	June 30,	December 31,
	2026	2025

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential (multi-family)	1,807	—
Commercial real estate	6,542	6,025
Commercial business	—	—
Consumer	11	11
Foreclosed assets held for sale and repossessions	8,360	6,036

Other real estate owned not acquired through foreclosure	—	—

Other real estate owned and repossessions	$8,360	$6,036

At June 30, 2026 and December 31, 2025, there was no other real estate owned not acquired through foreclosure.

At June 30, 2026, residential mortgage loans totaling $557,000 were in the process of foreclosure. At December 31, 2025, no residential mortgage loans were in the process of foreclosure.

Expenses (income) applicable to other real estate owned and repossessions included the following during the periods shown:

	Three Months Ended
	June 30,
	2026	2025

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$(63)	$1
Valuation write-downs	—	—
Operating expenses (income), net of rental income	(22)	(169)
	$(85)	$(168)

	Six Months Ended
	June 30,
	2026	2025

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$(62)	$5
Valuation write-downs	5	—
Operating expenses (income), net of rental income	26	(243)
	$(31)	$(238)

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows at the dates indicated:

	June 30,	December 31,
	2026	2025

	(In Thousands)
Land	$38,846	$40,250
Buildings and improvements	112,695	110,536
Furniture, fixtures and equipment	72,522	72,121
Operating leases right of use asset	4,810	4,161
	228,873	227,068
Less: accumulated depreciation	96,035	93,811
	$132,838	$133,257

Leases. The Company records leases in accordance with ASU 2016-02, Leases (Topic 842). The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of June 30, 2026, the lease right of use asset value was $4.8 million and the corresponding lease liability was $4.9 million. As of December 31, 2025, the lease right of use asset value was $4.2 million and the corresponding lease liability was $4.2 million. At June 30, 2026, expected lease terms ranged from 1.1 years to 8.8 years with a weighted-average lease term of 5.9 years. The weighted-average discount rate at June 30, 2026 was 4.25%.

For the three months ended June 30, 2026 and 2025, total lease expense was $527,000 and $402,000, respectively. For the six months ended June 30, 2026 and 2025, total lease expense was $957,000 and $821,000, respectively. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the lease expense related to ATMs for the three months ended June 30, 2026 and 2025 was $81,000 and $79,000, respectively. The lease expense related to ATMs for the six months ended June 30, 2026 and 2025 was $171,000 and $156,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease portions of facilities that it owns to other parties. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended June 30, 2026 and 2025, income recognized from these lease agreements was $371,000 and $358,000, respectively, and was included in occupancy and equipment expense. In the six months ended June 30, 2026 and 2025, income recognized from these lease agreements was $752,000 and $678,000, respectively, and was included in occupancy and equipment expense.

	June 30, 2026	December 31, 2025

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$4,810	$4,161
Operating leases liability	$4,892	$4,236

	For the Three Months Ended
	June 30, 2026	June 30, 2025

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$527	$402

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$523	$401
Right of use assets obtained in exchange for lease obligations and adjustments for lease expected lives:
Operating leases	$1,217	$358

	For the Six Months Ended
	June 30, 2026	June 30, 2025

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$957	$821

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$945	$816
Right of use assets obtained in exchange for lease obligations and adjustments for lease expected lives:
Operating leases	$1,217	$678

At June 30, 2026, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2026	$650
2027	1,250
2028	1,030
2029	593
2030	445
2031	456
Thereafter	1,153

Future lease payments expected	5,577

Less: interest portion of lease payments	(685)

Lease liability	$4,892

NOTE 10: DEPOSITS

	Weighted Average	June 30,	December 31,
	Interest Rate	2026	2025

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$877,369	$841,515
Interest-bearing checking and savings accounts	1.19% and 1.20%	2,197,556	2,289,393
		3,074,925	3,130,908

Certificate accounts	0.00% - 0.99%	27,093	31,380
	1.00% - 1.99%	76,203	94,864
	2.00% - 2.99%	32,515	22,720
	3.00% - 3.99%	515,505	537,043
	4.00% - 4.99%	189	2,432
	5.00% and above	—	—
	2.95% and 3.13%	651,505	688,439

Brokered deposits	3.83% and 3.80%	575,637	663,427
		575,637	663,427

		$4,302,067	$4,482,774

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $575.6 million and $663.4 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, brokered deposits included $300.0 million and $450.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At June 30, 2026, approximately 39% of the Company’s total deposits were uninsured, including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 16% of the Company’s total deposits were uninsured at June 30, 2026.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2026 and December 31, 2025, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At June 30, 2026 and December 31, 2025, the Company did have outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. At June 30, 2026, investment securities with carrying values of approximately $281.2 million and loans with carrying values of approximately $2.11 billion were pledged as collateral for FHLB borrowings, which equated to an advance equivalent of $1.68 billion. At December 31, 2025 investment securities with carrying values of approximately $287.7 million and loans with carrying values of approximately $2.06 billion were pledged as collateral for outstanding advances or borrowings, which equated to an advance equivalent of $1.71 billion. The Bank had $1.23 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at June 30, 2026.

NOTE 12: SHORT-TERM BORROWINGS

	June 30,	December 31,
	2026	2025

	(In Thousands)

Notes payable – Community Development Equity Funds	$560	$928
Securities sold under reverse repurchase agreements	39,913	48,467
Overnight borrowings from the Federal Home Loan Bank	445,000	330,000
	$485,473	$379,395

The Bank regularly enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The underlying securities sold in the agreements are held by the Bank during the agreement period. All agreements are written on a term of one month or less.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type. These securities contractually mature daily.

	June 30,	December 31,
	2026	2025

	(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$39,913	$48,467

NOTE 13: SUBORDINATED NOTES

On June 10, 2020, the Company completed the public offering and sale of $75.0 million of its subordinated notes. The notes were due June 15, 2030, and had a fixed interest rate of 5.50% until June 15, 2025, at which time the rate was to begin floating at a rate equal to three-month term Secured Overnight Financing Rate (SOFR) plus 5.325%. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million. Total debt issuance costs of approximately $1.5 million were deferred and amortized over the expected life of the notes, which was five years.

On June 15, 2025, in accordance with the terms of the notes, the Company redeemed all $75.0 million aggregate principal amount of the subordinated notes at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.

Amortization of the debt issuance costs during the three and six months ended June 30, 2025, totaled $50,000 and $124,000, respectively.

NOTE 14: INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of a number of expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for some business provisions. The legislation has multiple effective dates, with some provisions that became effective in 2025 and others that will be implemented through 2027. Provisions effective in 2025 did not have a significant impact on the Company’s operations or financial statements. We continue to assess the expected impact of the OBBBA on our consolidated financial statements in future periods.

All income for the Company is from continuing operations and is from a single country, the United States of America. During the three and six months ended June 30, 2026 and 2025, the components of income tax expense were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025

	(In Thousands)
Current federal income tax expense	$4,316	$4,447
Current state income tax expense	241	163
Deferred income tax expense	(1,714)	(116)

Income tax expense	$2,843	$4,494

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

	(In Thousands)
Current federal income tax expense	$8,720	$8,178
Current state income tax expense	815	883
Deferred income tax expense	(2,672)	(277)

Income tax expense	$6,863	$8,784

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	(Dollars In Thousands)		(Dollars In Thousands)
Tax at statutory rate	$3,914	21.0%	$5,099	21.0%
Nontaxable interest and dividends	(52)	(0.3)	(99)	(0.4)
U.S. federal tax credits, net (primarily low-income housing)	(990)	(5.3)	(858)	(3.5)
State income/franchise taxes, net of federal benefit	92	0.5	345	1.4
Other	(121)	(0.6)	7	—
	$2,843	15.3%	$4,494	18.5%

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	(Dollars In Thousands)		(Dollars In Thousands)
Tax at statutory rate	$8,428	21.0%	$9,603	21.0%
Nontaxable interest and dividends	(104)	(0.3)	(195)	(0.4)
U.S. federal tax credits, net (primarily low-income housing)	(1,979)	(4.9)	(1,717)	(3.8)
State income/franchise taxes, net of federal benefit	578	1.4	733	1.6
Other	(60)	(0.1)	360	0.8
	$6,863	17.1%	$8,784	19.2%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2021 are now closed. In addition, there were no pending audits by any state jurisdiction at June 30, 2026.

During the three months ended June 30, 2026, the Company paid $1.2 million in U.S. federal income taxes and paid taxes to various state jurisdictions totaling $855,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. During the three months ended June 30, 2025, the Company paid $3.0 million in U.S. federal income taxes and paid taxes to various state jurisdictions totaling $614,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, during the three months ended June 30, 2025, the Company received federal income tax refunds totaling $16,000.

During the six months ended June 30, 2026, the Company paid $1.2 million in U.S. federal income taxes and paid taxes to various state jurisdictions totaling $896,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, during the six months ended June 30, 2026, the Company received a refund of $642,000 from one state jurisdiction and federal income tax refunds totaling $977,000. During the six months ended June 30, 2025, the Company paid $3.0 million in U.S. federal income taxes and paid taxes to various state jurisdictions totaling $649,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, during the six months ended June 30, 2025, the Company received a refund of $19,000 from one state jurisdiction and federal income tax refunds totaling $65,000.

Tax payments made to individual state jurisdictions representing five percent or more of total income taxes paid (net of refunds) in the three months ended June 30, 2026 and 2025, respectively, included: for the 2026 period, Minnesota $215,000, Texas $165,000, Illinois $160,000, Kansas $160,000 and Colorado $155,000; for the 2025 period, Illinois $250,000, Colorado $210,000, Texas $110,000 and Arizona $30,000. Tax payments made to individual state jurisdictions representing five percent or more of total income taxes paid (net of refunds) in the six months ended June 30, 2026 and 2025, respectively, included: for the 2026 period, Minnesota $215,000, Texas $165,000, Illinois $160,000, Kansas $160,000, Colorado $155,000, and Georgia $34,000; for the 2025 period, Illinois $250,000, Colorado $210,000, Texas $110,000, Arizona $30,000 and Georgia $27,000.

During the three and six months ended June 30, 2026 and 2025, the state and local jurisdictions that contributed a majority (totaling greater than 50%) of the effect of the state and local income tax expense included Minnesota, Colorado, and Illinois.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2026 and December 31, 2025:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2026
Available-for-sale securities
Agency mortgage-backed securities	$287,134	$—	$287,134	$—
Agency collateralized mortgage obligations	112,831	—	112,831	—
States and political subdivisions securities	51,695	—	51,695	—
Small Business Administration securities	52,135	—	52,135	—
Interest rate derivative asset	5,879	—	5,879	—
Interest rate derivative liability	(15,120)	—	(15,120)	—

December 31, 2025
Available-for-sale securities
Agency mortgage-backed securities	$301,249	$—	$301,249	$—
Agency collateralized mortgage obligations	115,333	—	115,333	—
States and political subdivisions securities	51,398	—	51,398	—
Small Business Administration securities	55,851	—	55,851	—
Interest rate derivative asset	5,663	—	5,663	—
Interest rate derivative liability	(11,236)	—	(11,236)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2026 and December 31, 2025 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the six-month period ended June 30, 2026.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at June 30, 2026 or December 31, 2025.

Interest Rate Derivatives. The fair values are estimated using forward-looking interest rate curves and are determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at June 30, 2026 and December 31, 2025:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
June 30, 2026
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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At June 30, 2026 and December 31, 2025, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2026 and the year ended December 31, 2025, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at June 30, 2026 which had valuation write-downs subsequent to the initial recording of the assets.

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

	June 30, 2026			December 31, 2025
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$179,981	$179,981	1	$189,554	$189,554	1
Held-to-maturity securities	175,264	157,872	2	179,200	162,629	2
Mortgage loans held for sale	7,868	7,868	2	6,838	6,838	2
Loans, net of allowance for credit losses	4,307,712	4,239,792	3	4,356,853	4,261,757	3
Interest receivable	18,467	18,467	3	18,068	18,068	3
Investment in FHLBank stock and other assets	27,414	27,414	3	20,079	20,079	3

Financial liabilities
Deposits	4,302,067	4,299,632	3	4,482,774	4,480,770	3
Short-term borrowings	485,473	485,473	3	379,395	379,395	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Interest payable	3,080	3,080	3	3,612	3,612	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	144	144	3	53	53	3
Lines of credit	—	—	3	—	—	3

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

At June 30, 2026, the Company had eight interest rate swaps totaling $125.0 million in notional amount with commercial customers, and eight interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, at June 30, 2026, the Company had two participation loans purchased totaling $5.2 million, in which the lead institution has two interest rate swaps with its customer and the economics of the counterparty swap are passed along to the Company through the loan participations. At December 31, 2025, the Company had six interest rate swaps totaling $114.4 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2025, the Company had one participation loan purchased totaling $199,000, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended June 30, 2026 and 2025, the Company recognized net gains of $5,000 and net losses of $28,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the six months ended June 30, 2026 and 2025, the Company recognized net gains of $3,000 and net losses of $52,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI). This balance was accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This had the effect of adjusting AOCI and increasing net interest income and retained earnings over the period. The Company recorded $2.0 million and $4.0 million of interest income related to this terminated swap in the three - and six - month periods ended June 30, 2025. After October 6, 2025, the accretion of interest income related to the terminated swap concluded.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At June 30, 2026, the USD-Prime rate was 6.75% and the one-month USDSOFR OIS rate was 3.63179%. The Company recorded a reduction of loan interest income related to these swap transactions of $1.0 million and $1.8 million in the three months ended June 30, 2026 and 2025, respectively. The Company recorded a reduction of loan interest income related to these swap transactions of $2.1 million and $3.5 million in the six months ended June 30, 2026 and 2025, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended June 30, 2026 and 2025, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification in the Consolidated Statements of Financial Condition, at the dates indicated:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2026	2025

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$9,261	$5,590

Total derivatives designated as hedging instruments		$9,261	$5,590

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$5,879	$5,663

Total derivatives not designated as hedging instruments		$5,879	$5,663

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$5,859	$5,646

Total derivatives not designated as hedging instruments		$5,859	$5,646

The following table presents, for the periods indicated, the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2026	2025

	(In Thousands)
Terminated interest rate swap, net of income taxes	$—	$(1,562)
Active interest rate swaps, net of income taxes	(1,378)	2,671
	$(1,378)	$1,109

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2026	2025

	(In Thousands)
Terminated interest rate swap, net of income taxes	$—	$(3,108)
Active interest rate swaps, net of income taxes	(2,768)	6,852
	$(2,768)	$3,744

The following table presents, for the periods indicated, the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended June 30,
Cash Flow Hedges	2026		2025
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$72,461	$—	$80,975	$—
Total Interest Expense	—	22,968	—	30,012
	$72,461	$22,968	$80,975	$30,012

Terminated interest rate swap	$—	$—	$2,025	$—
Active interest rate swaps	(1,022)	—	(1,757)	—
	$(1,022)	$—	$268	$—

	Six Months Ended June 30,
Cash Flow Hedges	2026		2025
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$143,626	$—	$161,218	$—
Total Interest Expense	—	45,805	—	60,921
	$143,626	$45,805	$161,218	$60,921

Terminated interest rate swap	$—	$—	$4,028	$—
Active interest rate swaps	(2,053)	—	(3,499)	—
	$(2,053)	$—	$529	$—

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

At June 30, 2026, the termination value of derivative agreements with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, was $20,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At June 30, 2026, the Company had given cash collateral to one derivative counterparty of $4.0 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $5.8 million for commercial lending swaps and collateral from the Company of $9.6 million for interest rate swaps related to variable rate loans.

At December 31, 2025, the termination value of derivative agreements with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, was $17,000. At December 31, 2025, the Company had given cash collateral to one derivative counterparty of $1.6 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $4.5 million for commercial lending swaps and collateral from the Company of $6.0 million for interest rate swaps related to variable rate loans.

If the Company had breached any of these provisions at June 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Our chief executive officer is our chief operating decision maker. Our chief executive officer reviews actual net income versus budgeted net income, as well as comparisons to other financial reporting periods, to assess performance on a monthly basis and to make decisions about allocating capital and personnel.

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025

	(In Thousands)
Interest income	$72,461	$80,975
Interest expense	22,968	30,012
Net interest income	49,493	50,963

Credit loss income (expense)	8	(110)
Net interest income after credit loss expense	49,485	51,073

Non-interest Income
Commissions	641	411
Overdraft and insufficient funds fees	1,248	1,266
Point-of-sale and ATM fee income and service charges	3,392	3,444
Net gain on loan sales	795	893
Late charges and fees on loans	305	340
Fees from debit card contracts	345	368
Other income	649	1,490
	7,375	8,212

Non-interest Expense
Salaries and incentives	16,765	16,275
Employee benefits	3,926	3,730
Net occupancy expense	4,710	3,003
Technology, furniture and equipment expense	5,973	5,432
Postage	889	825
Insurance	1,099	1,095
Advertising	836	705
Office supplies and printing	197	238
Telephone	705	705
Legal, audit and other professional fees	967	929
Expense (income) on other real estate and repossessions	(85)	(168)
Intangible asset amortization	108	108
Travel meals and entertainment	719	711
Other operating expenses	1,413	1,417
	38,222	35,005

Income Before Income Taxes	18,638	24,280
Provision for Income Taxes	2,843	4,494
Net Income	$15,795	$19,786

	Six Months Ended June 30,
	2026	2025

	(In Thousands)
Interest income	$143,626	$161,218
Interest expense	45,805	60,921
Net interest income	97,821	100,297

Credit loss expense	(923)	(458)
Net interest income after credit loss expense	98,744	100,755

Non-interest Income
Commissions	1,256	673
Overdraft and insufficient funds fees	2,479	2,481
Point-of-sale and ATM fee income and service charges	6,493	6,678
Net gain on loan sales	1,514	1,494
Late charges and fees on loans	441	583
Fees from debit card contracts	754	868
Other income	1,467	2,025
	14,404	14,802

Non-interest Expense
Salaries and incentives	32,855	32,478
Employee benefits	7,907	7,656
Net occupancy expense	7,885	6,382
Technology, furniture and equipment expense	11,662	10,586
Postage	1,814	1,756
Insurance	2,171	2,260
Advertising	1,208	995
Office supplies and printing	419	504
Telephone	1,390	1,411
Legal, audit and other professional fees	1,657	1,967
Expense (income) on other real estate and repossessions	(31)	(238)
Intangible asset amortization	216	216
Travel meals and entertainment	984	950
Other operating expenses	2,877	2,904
	73,014	69,827

Income Before Income Taxes	40,134	45,730
Provision for Income Taxes	6,863	8,784
Net Income	$33,271	$36,946

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2026, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2026, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that were subject to amortization were amortized on a straight-line basis over a period of seven years and have been fully amortized.

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

At June 30, 2026, the amortizable intangible assets included the arena naming rights of $4.0 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. During both the three months ended June 30, 2026 and 2025, the amortization expense of the arena naming rights was $108,000. During both the six months ended June 30, 2026 and 2025, the amortization expense of the arena naming rights was $217,000.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of June 30, 2026. While management believes no impairment existed as of June 30, 2026, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	June 30,	December 31,
	2026	2025

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	4,048	4,264
	$9,444	$9,660

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

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and $1.7 trillion in fiscal 2023. The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid - 2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The federal funds rate range was between 5.25% to 5.50% until mid-September 2024. The target range decreased in December 2025 to 3.50%-3.75%, which carried over to the first half of 2026.

The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. At June 30, 2026, Core PCE, which excludes food and energy prices, rose to 3.3% from 2.6% one year ago; the Federal Reserve’s target is 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated July 2026, real GDP grew in the first quarter of 2026 by 2.1% based on the third estimate from the Bureau of Economic Analysis. The July 2026 outlook on GDP growth for 2026 and 2027 is 2.2% and 1.9%, respectively, compared to April 2026’s report of 2.3% for 2026 and 1.7% for 2027.

Employment

The national unemployment rate changed minimally to 4.2% for June 2026 compared to 4.3% for May 2026. The number of unemployed individuals was 7.1 million as of June 2026. Leisure and hospitality employment declined by 61,000 in June 2026, reflecting weaker than usual seasonal hiring, but employment continued to trend up in professional and business services, social assistance, and health care.

As of June 2026, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) decreased by 0.3% to 61.5%. The unemployment rate for the Midwest, where the Company conducts most of its business, decreased from March 2026 at 4.2% to June 2026 at 4.0%. Unemployment rates for June 2026 in the states where the Company has a branch or a loan production office were as follows: Arizona at 4.9%, Arkansas at 4.1%, Colorado at 3.9%, Georgia at 3.4%, Illinois at 5.1%, Iowa at 3.2%, Kansas at 3.8%, Minnesota at 4.4%, Missouri at 3.7%, Nebraska at 2.9%, North Carolina at 3.6%, and Texas at 4.4%. These rates are relatively unchanged for a majority of those states compared to March 2026.

Single Family Housing

Existing-home sales decreased 2.4% in June 2026, compared to May 2026, to a seasonally adjusted annual rate of 4.09 million; year-over-year existing home sales decreased 2.8%. In the Midwest, existing-home sales decreased to 3.0% in June 2026 at an annual rate of $980,000, up 2.1% from one year earlier.

The median existing-home sales price rose 1.8% from June 2025 to $432,700 in June 2026. The median price in the Midwest in June 2026 was $346,600, up 2.7% from June 2025. The South region reported a median price increase when compared to the prior year of 0.9% and the West region reported a median price increase when compared to the prior year of 0.9%.

Total housing inventory registered at the end of June 2026 was 1.56 million units, down 0.6% from May 2026 and up 1.3% from one year ago. Unsold inventory sat at a 4.6-month supply at the end of June 2026, up from 4.5 months in May 2026 and up 4.6 months from one year ago.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in June 2026 were at an annual rate of 895,000, 0.2% below the revised figure for May 2026 of 897,000.

Sales of new single‐family houses in June 2026 were at a seasonally adjusted annual rate of 628,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 1.6% above the May 2026 rate of 618,000 and 5.6% below the June 2025 rate of 665,000.

The median sales price of new houses sold in June 2026 was $398,300, which was 3.3% below the May 2026 median of $412,000. The seasonally adjusted estimate of new houses for sale at the end of June 2026 represented a supply of 9.3 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 6.55% as of July 22, 2026, down from 6.75% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

According to CoStar, the U.S. apartment market is moving toward improved supply-demand balance, but conditions remain soft. Net deliveries in the second quarter of 2026 slowed to 113,000 units, which is down 25% from a year earlier. Construction starts have dropped to their lowest level in more than a decade, reflecting declining rent trends, longer lease-up timelines, higher capital costs, and tighter lending standards. Deliveries are reducing from their peak, yet supply is still projected to run above normal absorption, pushing vacancy higher through the second half of 2026. Vacancy rates overall decreased to 8.1% in the second quarter of 2026, with vacancy of 10.1% for 4- & 5-star buildings, at 8.1% among 3-star buildings, and 6.2% for 1- & 2-star buildings. Geographic variation remains a distinguishing feature of multifamily performance. Vacancies are rising most in the South and Mountain regions, where new supply has been concentrated, while Midwest and Northeast markets remain more balanced. Among the 50 largest markets, vacancy is among the highest in San Antonio, Memphis, and Austin.

Per CoStar, developers pushed supply to a 40-year high in 2024, with annual net deliveries peaking above 690,000 units in the fourth quarter of the year. Annual supply fell by 24% by year-end 2025, to approximately 529,000 units, and is projected to decline by more than 27% in 2026 to approximately 385,000 units at year-end 2026, the lowest level since 2019. The effect of the slowdown is uneven across the nation. Phoenix, Denver, and Austin are forecasting significant delivery/supply cuts. Under-construction volumes also fell sharply in the first half of 2026, including declines of more than 6,700 units in Dallas-Fort Worth, 4,200 units in Houston, and notable reductions in Charlotte as well. If sustained, this pullback in new supply would support excess inventory absorption in overbuilt Sun Belt markets, helping stabilize vacancy and support a return to stronger rent growth by early 2027.

Sale transaction activity continued to expand in the second quarter of 2026, albeit slower than the first quarter of 2026, at 3,600 transactions versus 18,000 properties in the first quarter. The change in pace stems from a combination of meager rent growth and a modest repricing of interest rate expectations. Activity remains concentrated in large, liquid markets where asset quality is consistent. Those markets include Atlanta, Chicago, and Phoenix to name a few. Cap rates have also stabilized for 4- and 5-star assets, between 5% and 5.5%, with premier assets occasionally dipping into the upper 4% territory. Comparatively, 3-Star properties are more likely to trade between 5.75% to 6.25%.

Our market areas reflected the following apartment vacancy levels as of June 2026: Springfield, Missouri at 8.7%, St. Louis 10.0%, Kansas City 8.5%, Minneapolis at 6.1%, Dallas-Fort Worth 11.6%, Chicago 5.2%, Atlanta 10.9%, Phoenix 11.2%, Denver 10.3% and Charlotte, North Carolina 11.7%.

The office sector continued to see demand rebound in the first half of 2026, with growth in the last four consecutive quarters. The national vacancy rate fell to 13.9% as of June 30, 2026 from a record high of 14.2% at midyear 2025. Given the overall improvement in performance, the forecast anticipates a continued high level of vacancy through the remainder of 2026, followed by a gradual decrease, driven primarily by an ongoing supply-side adjustment. This has all occurred despite an overall lack of hiring by firms in the traditional office-using powerhouse industries of information, finance, and professional services. Collectively, organizations in these knowledge-based economic sectors have shed roughly 675,000 jobs since early 2023. The long-term projections are still uncertain on how much recovery the office market will see.

The demand recovery is complex and variable both across and within the country’s major cities according to CoStar. Only about half of major metro areas have posted occupancy gains in the past 12 months, a historically unique occurrence which indicates the fragmented nature of the market. Leasing volumes remain depressed in many markets, including Atlanta, Chicago, Los Angeles, Seattle, and Washington, DC. Furthermore, the composition of tenants in the market has shifted. The number of lease deals executed in the first half of 2026 was the most in a decade. However, per CoStar, the average size remains roughly 15% smaller than in the late 2010s, a geographically broad trend that has persisted for the past two years.

Office asking rents have risen little since early 2020, while effective rents have fallen significantly. Class A prime location rents have increased sharply in some submarkets, with demand concentrating in premium buildings. Meanwhile, Class A buildings in non-premium buildings have struggled until recently to maintain steady rents. Constricting availability has helped to stabilize rents in this tier of buildings in some markets, but not all. In certain submarkets, highly amenitized and/or transit-oriented areas, asking rents have resumed growth at or above the rate of inflation.

Second quarter 2026 sales volume dipped slightly from the first quarter of 2026. After five years of negative net absorption, demand was positive in each of the last four quarters as new construction came to a halt and headline vacancy ticked slightly lower. While the overall fundamental picture for office space remains persistent in the near term, the acceleration in trades suggests capital is increasingly positioning ahead of what could be a turning point for the sector. The broadening of buyer activity continues to support improving liquidity, even as underwriting practices remain tempered and business plans rely more on asset-level execution than market-driven rent growth. If absorption continues to improve as it has done in the last four quarters and pricing momentum continues, transaction activity is likely to remain on an upward path.

As of June 2026, national office vacancy rates remained stable at 13.9%, while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.9%, St. Louis at 11%, Kansas City 9.9%, Minneapolis 12.5%, Dallas-Fort Worth at 17.4%, Chicago at 17.0%, Atlanta at 16.4%, Denver at 18.5%, Phoenix at 15.8% and Charlotte, North Carolina at 13.1%.

The U.S. retail market leveled out in the second quarter of 2026. While discretionary spending has slowed and operating costs have risen, the impact on overall market health has been contained. Strong backfill demand and limited new supply helped keep availability stable, emphasizing the sector’s ongoing supply-constrained nature. While downside risks remain, including renewed closure pressure tied to discretionary spending, refinancing challenges for mid-tier retailers and broader macro uncertainty amid higher energy prices, the market’s low supply base positions the retail sector to remain in relative balance through the remainder of 2026.

Leasing activity remained a key point of strength in 2025 and in the first half of 2026. Estimated leasing volume exceeded 54 million SF in the second quarter of 2026, marking the strongest pace recorded since early 2024 and reinforcing the depth of tenant demand for well-located space. Market participants continue to report rapid backfilling of second-generation vacancies, particularly in centers with strong traffic and visibility. The median time to lease remains near historic lows, and the share of available space leased each quarter continues to run above historical norms, reflecting sustained competition for high-quality inventory.

Retail rent growth continued to moderate through the second quarter of 2026, with the national average asking rent hovering around 2.0% year-over year. While near term rent growth has slowed, longer term spreads remain elevated, providing landlords with meaningful rent roll-up on lease resets. Rent performance continues to vary widely across markets. Several Sun Belt metros, including Phoenix, Orlando, Atlanta, and Charlotte, continue to post annual rent gains of 3-5%. This is supported by population growth as well as tenant demand. Simultaneously, multiple Midwestern markets have emerged as relative outperformers, posting above-average gains as rent growth broadens geographically. Looking ahead, rent growth is expected to remain restrained, but stable, over the next several quarters. However, much of this space is expected to backfill quickly given the persistent shortage of quality inventory and minimal new construction. As a result, rent growth is forecast to remain subdued but stable over the next several quarters. Smaller, well-located spaces and fast-growing metros are expected to continue outperforming, while assets in slower-growth markets face ongoing challenges.

During the second quarter of 2026, national retail vacancy rates remained steady at 4.3% while our market areas reflected the following vacancy levels: Springfield, Missouri at 2.5%, St. Louis at 3.9%, Kansas City at 4.7%, Minneapolis at 2.6%, Dallas-Fort Worth at 5.1%, Chicago at 4.9%, Atlanta at 4.4%, Phoenix at 4.8%, Denver at 4.4%, and Charlotte, North Carolina at 3.3%.

Current U.S. industrial market performance continues to favor the tenant, reporting a decade-long high vacancy rate of 7.4% at June 30, 2026. While net absorption has recovered from soft activity, a supply overhang remains. Assuming the economy continues to expand, albeit at a reduced sub-2% real GDP growth rate, according to Oxford Economics, vacancy is forecast to increase through the remainder of 2026, peaking below 8%, and to begin declining in 2027 as deliveries moderate. Going forward, continued trade uncertainty remains a drag on demand, specifically for national and regional logistics distribution hubs. Consumer spending on goods could weaken due to inflationary shocks and a reduction in real household incomes.

Due to elevated vacancy rates and slower leasing, year-over-year rent growth slowed to 1.2% for June 2026, its lowest rate since 2012. Annual asking rent growth has pulled back across various size groups, declining roughly 2.7% for spaces larger than 50,000 square feet, remaining flat for leases between 25,000 and 50,000 square feet, and rising less than 1% for smaller spaces. Competitive lease-up of new supply and elevated availability in older buildings continue to pressure landlord pricing power. While small-bay space remains the most liquid segment of the market, rising availability across most size ranges points to continued near-term softness in rent growth across markets and property types. However, due to record rent growth from 2021 through 2023, owners in many markets are still able to raise in-place rents when their tenants’ long-term leases expire. In the near term, rents for big-box logistics buildings of up to 500,000 SF are likely to remain soft due to elevated supply availability in most markets. Large industrial buildings in markets with the most saturated speculative development, such as Austin, Indianapolis, Phoenix, and San Antonio, are most at risk.

Sales volume increased to approximately $26 billion in the second quarter of 2026. This drive was carried forward from 2025, when total sales surpassed $80 billion, making it the third strongest year on record. Deal flow continues to skew toward the extremes. Transactions under $10 million remain the most active segment, while the $10 million to $50 million range has not progressed as far. Meanwhile, institutional capital has returned to the high end of the market, with sales over $50 million gaining share and showing renewed traction. Cap rates have expanded roughly 150 basis points and now typically hover in the mid-5% to 6% range. Pricing risk remains level as construction deliveries continue to slow.

For the second quarter of 2026, national industrial vacancy was 7.4% while our market areas reflected the following industrial vacancy levels: Springfield, Missouri at 1.5%, St. Louis at 5.6%, Kansas City at 5.9%, Minneapolis 4.5%, Dallas-Fort Worth at 8.2%, Chicago at 5.5%, Atlanta at 8.7%, Phoenix at 10.6%, Denver at 9.0% and Charlotte, North Carolina at 10.0%.

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

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depends primarily on net interest income, as well as provisions for credit losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment securities, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Great Southern’s total assets decreased $75.8 million, or 1.4%, from $5.60 billion at December 31, 2025, to $5.52 billion at June 30, 2026. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at June 30, 2026 and December 31, 2025.”

Loans. Net outstanding loans decreased $49.1 million from December 31, 2025, to $4.31 billion at June 30, 2026. The decrease was primarily in commercial real estate loans and other residential (multi-family) loans, partially offset by an increase in construction loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Until 2025, the Company had experienced total loans receivable balances that were stable to growing. Total commercial real estate and commercial construction balances were fairly stable over the preceding five years. One- to four-family loan totals increased in 2022 and have since decreased each year. Recent significant growth occurred in other residential (multi-family) loans up until 2025; however, other residential (multi-family) loan balances decreased in 2025 and in the first six months of 2026. Most of Great Southern’s loans are generated in its primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver and Phoenix. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both June 30, 2026 and December 31, 2025, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At June 30, 2026 and December 31, 2025, 0.2% and 0.4% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination, respectively.

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

Available-for-sale Securities. In the six months ended June 30, 2026, available-for-sale securities decreased $20.0 million, or 3.8%, from $523.8 million at December 31, 2025, to $503.8 million at June 30, 2026 due to monthly principal payments on investment securities and decreases in market value of the available-for-sale securities. For further information on investment securities, see Note 5 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. In the six months ended June 30, 2026, held-to-maturity securities decreased $3.9 million, or 2.2%, from $179.2 million at December 31, 2025, to $175.3 million at June 30, 2026, due to principal payments on mortgage-backed securities and collateralized mortgage obligations.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2026, total deposit balances decreased $180.7 million, or 4.0%. Compared to December 31, 2025, brokered deposits decreased $87.8 million, transaction account balances decreased $56.0 million, or 1.8%, to $3.07 billion, and retail certificates of deposit decreased $36.9 million, or 5.4%, to $651.5 million at June 30, 2026. The decrease in transaction accounts was primarily a result of a decrease in various money market accounts, as non-interest-bearing checking accounts increased $35.8 million. Retail time deposits decreased due to a decrease in retail certificates generated or maintained through the banking center network. Competition for time deposits has been, and remains, significant in most of our markets. Brokered deposits, including IntraFi program purchased funds, were $575.6 million and $663.4 million at June 30, 2026 and December 31, 2025, respectively. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2026 and 2025 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $8.6 million from $48.5 million at December 31, 2025 to $39.9 million at June 30, 2026. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities increased $114.7 million from $330.9 million at December 31, 2025 to $445.6 million at June 30, 2026. The Company’s FHLBank term advances were $-0- at both June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, there were $445.0 million and $330.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% in December 2015, the FRB had last changed interest rates in December 2008. This was the first rate increase since September 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions between December 2016 and December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25% and 0.25% in September, November, and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented rate decreases of 0.25% in each of September, October, and December 2025, respectively. At December 31, 2025, the Federal Funds rate was 3.75%. During the first six months of 2026, there were no changes to the Federal Funds rate. The Federal Funds rate remained at 3.75% at June 30, 2026. Financial markets no longer expect further decreases in Federal Funds interest rates in 2026, and now expect the Federal Funds interest rate to remain steady or to increase modestly by the end of 2026.

Great Southern’s loan portfolio includes loans ($1.68 billion at June 30, 2026) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2026. Nearly all of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($614.3 million at June 30, 2026) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. At June 30, 2026, nearly all of these SOFR, and “prime rate” loans had fully-indexed rates that were at or above their floor rate and in most cases well above the floor rate.

A rate cut by the FRB generally would be expected to have an immediate negative impact on the Company’s interest income on loans due to the large total balance of loans tied to the SOFR indexes or the “prime rate” index that will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. In the event of an FRB rate cut, the Company may be limited in its ability to significantly lower its funding costs due to a highly competitive rate environment, although interest rates on assets may decline further. Conversely, market interest rate increases would normally result in increased interest rates on our SOFR-based and prime-based loans, although funding costs may also increase.

As of June 30, 2026, Great Southern’s interest rate risk models indicated that, generally, rising interest rates would be expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates would be expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding since March 2023, resulting in higher costs for those funds. Deposit and other funding costs moderated some in late 2024 as the FRB cut the federal funds rate. Deposit and other funding costs further moderated in late 2025 as the FRB cut the federal funds rate three times, but competition for deposits remained significant into the first six months of 2026. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2026 and 2025.”

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

Business Initiatives

The Company maintains its focus on technology initiatives and advancements with its current core provider and key partners. These investments in both foundational projects and a heightened customer experience continue to foster an organizational emphasis on innovation and forward progress.

Great Southern launched a partnership with Greenlight, a debit card and financial learning app for kids and teens, in April 2026. The partnership offers a free Greenlight membership to Great Southern customers and is part of the Company’s ongoing efforts to expand both technology and family banking offerings.

Also in April 2026, the Company’s fully redesigned website www.GreatSouthernBank.com, launched. The website, representative of Great Southern’s continued technology investments, offers customers and interested parties an improved online experience with up-to-date content, improved navigation, easier access to financial education information and more.

In June 2026, the Company decided, as part of its regular operational reviews, to consolidate nine banking centers into other existing Great Southern locations and to eliminate a total of 66 staff positions across various Company divisions, including those at the impacted banking centers. These decisions were part of routine business maintenance as the organization evaluated products, services and workforce to align with changing market dynamics. Of the nine consolidating banking centers, one is in Arkansas, one is in Kansas, two are in Iowa and five are in Missouri (three in the Springfield metro area). Affected banking centers are scheduled to close October 1, 2026, except for the Arkansas location, which is scheduled to close September 25, 2026. All staff positions to be eliminated outside of the nine banking centers have an anticipated effective date of September 30, 2026. As a result of these decisions, some related expenses were required to be recorded in the 2026 second quarter financial statements. A list of the affected banking center locations is available on our website www.GreatSouthernBank.com.

The banking center consolidations and the workforce reductions are expected to result in approximately $2.3 - $2.7 million in annual pre-tax income improvement, beginning in the fourth quarter of 2026. This estimate incorporates compensation, facility and other non-interest expense savings, expected to be $4.4 - $4.8 million annually. These expense savings are expected to be partially offset by anticipated customer deposit attrition over time related to the branch closures, resulting in additional interest expense for alternative funding sources along with reduced non-interest income generated from these deposit accounts. If deposit account attrition is ultimately greater than our estimates, it may negatively impact our anticipated annual pre-tax income improvement. At June 30, 2026, total demand deposits at the nine impacted banking centers were approximately $170 million and retail time deposit balances were approximately $25 million.

Also, as part of the organizational evaluation of products and services, Great Southern continues to expand its Live Teller ATM network with four new locations, including its first installations in the Des Moines, Iowa market and a new Great Southern Express-branded location in Ozark, Mo.

The banking center located at 3839 Indian Hills Dr. in Sioux City, Iowa, temporarily closed July 3, 2026, for a complete remodel. This reinvestment will bring a fully refreshed banking center to the Bank’s Sioux City customers, including updated and brightened interiors, updated technology, and the installation of a drive-thru Live Teller ATM offering extended banking hours for customer convenience. During the temporary closure, customers are served by six additional banking centers in the greater Sioux City area, and 15 ATM locations.

Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services to customers. The Company currently operates 87 retail banking centers in Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska and commercial lending offices in Atlanta, Charlotte, Chicago, Dallas, Denver and Phoenix. The common stock of Great Southern Bancorp, Inc. is listed on the Nasdaq Global Select Market under the symbol “GSBC.”

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

During the six months ended June 30, 2026, the Company’s total assets decreased by $75.8 million to $5.52 billion. The decrease was primarily due to a decreases in net loans and investment securities.

Cash and cash equivalents were $180.0 million at June 30, 2026, a decrease of $9.6 million, or 5.1%, from $189.6 million at December 31, 2025.

The Company’s available-for-sale securities decreased $20.0 million, or 3.8%, compared to December 31, 2025. This decrease was related to monthly principal payments on investment securities and decreases in market value of the available-for-sale securities. The available-for-sale securities portfolio was 9.1% of total assets at June 30, 2026 and 9.4% of total assets at December 31, 2025.

The Company’s held-to-maturity securities decreased $3.9 million, or 2.2%, compared to December 31, 2025. This decrease was primarily due to monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 3.2% of total assets at June 30, 2026 and December 31, 2025.

Net loans decreased $49.1 million from December 31, 2025, to $4.31 billion at June 30, 2026. This decrease was primarily in commercial real estate loans ($73.3 million decrease) and other residential (multi-family) loans ($39.9 million decrease), partially offset by an increase in construction loans ($53.2 million increase). The net increase in construction loans primarily related to draws to fund work in progress on existing multi-family and commercial real estate projects. The net decrease in other residential (multi-family) loans and commercial real estate loans was primarily related to a few large loan prepayments in 2026. The pipeline of the unfunded portion of loans and formal loan commitments remained strong at June 30, 2026, with the largest portion of these unfunded balances represented by the unfunded portion of outstanding construction loans ($531.5 million).

Total liabilities decreased $81.3 million from December 31, 2025, to $4.88 billion at June 30, 2026. This decrease was primarily due to a decrease in the balance of brokered deposits and interest-bearing transaction deposit accounts, partially offset by an increase in overnight borrowings from the Federal Home Loan Bank.

Total deposits decreased $180.7 million, or 4.0%, from $4.48 billion at December 31, 2025 to $4.30 billion at June 30, 2026. Transaction account balances decreased $56.0 million, from $3.13 billion at December 31, 2025 to $3.07 billion at June 30, 2026. Total interest-bearing checking accounts decreased $91.8 million while total non-interest-bearing checking accounts increased $35.8 million. Retail certificates of deposit decreased $36.9 million compared to December 31, 2025, to $651.5 million at June 30, 2026, due to increased competition for these types of deposits.

Brokered deposits decreased $87.8 million to $575.6 million at June 30, 2026, compared to $663.4 million at December 31, 2025. The Company elected to utilize FHLBank borrowings as interest rates on new brokered deposits increased because of a high level of competition for those funds. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at June 30, 2026, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index. The Company has also utilized brokered deposits with maturities within six months as part of its interest rate risk management strategies.

The Company’s term FHLBank advances were $-0- at both June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities increased $114.7 million from $330.9 million at December 31, 2025 to $445.6 million at June 30, 2026. At June 30, 2026, $445.0 million of this total represented overnight borrowings from the FHLBank, which were used to fund loans and to offset decreases in time deposits and brokered deposits, compared to $330.0 million of overnight borrowings from the FHLBank at December 31, 2025.

Securities sold under reverse repurchase agreements with customers decreased $8.6 million, or 17.6%, from $48.5 million at December 31, 2025 to $39.9 million at June 30, 2026. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity increased $5.5 million, or 0.9%, from $636.1 million at December 31, 2025 to $641.6 million at June 30, 2026. Stockholders’ equity increased due to net income of $33.3 million for the six months ended June 30, 2026 and an $11.9 million increase in stockholders’ equity due to stock option exercises during the period. Partially offsetting these changes were repurchases of the Company’s common stock totaling $24.8 million and dividends declared on common stock of $9.4 million. Additionally, accumulated other comprehensive loss (a reduction in equity) increased $5.5 million during the six months ended June 30, 2026 (thereby decreasing total stockholders’ equity), primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of increased market interest rates.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

General

Net income was $15.8 million for the three months ended June 30, 2026 compared to $19.8 million for the three months ended June 30, 2025. This decrease of $4.0 million, or 20.2%, was primarily due to an increase in non-interest expense of $3.2 million, or 9.2%, a decrease in net interest income of $1.5 million, or 2.9%, a decrease in non-interest income of $837,000, or 10.2%, and an increase in provision for credit losses on unfunded commitments of $118,000, or 107.3%, partially offset by a decrease in income tax expense of $1.7 million, or 36.7%.

Net income was $33.3 million for the six months ended June 30, 2026 compared to $36.9 million for the six months ended June 30, 2025. This decrease of $3.6 million, or 9.9%, was primarily due to an increase in non-interest expense of $3.2 million, or 4.6%, a decrease in net interest income of $2.5 million, or 2.5%, and a decrease in non-interest income of $398,000, or 2.7%, partially offset by an increase in negative provision for credit losses on unfunded commitments of $465,000, or 101.5%, and a decrease in income tax expense of $1.9 million, or 21.9%.

The 2026 results were negatively impacted by non-recurring expenses recorded in the three months ended June 30, 2026, related to the consolidation of nine banking centers and other operational areas. In June 2026, the Company decided to consolidate operations of nine banking centers into other nearby Great Southern banking center locations. See “Business Initiatives” above. Accounting rules require that related costs and expected losses be recorded immediately, while any expected gains are not recorded until realized. Upon evaluating the carrying value and estimated market value of each affected location (all of which are owned facilities), a valuation allowance of $1.4 million was recognized in the three months ended June 30, 2026 related to four of the locations. The Company currently does not expect to ultimately realize losses on the sale of the other five properties and expects the eventual aggregate selling price of all affected properties will exceed the combined carrying value of the affected locations (approximately $12.6 million at June 30, 2026).  In addition to the valuation allowance, severance expense of $234,000 was recognized in the three months ended June 30, 2026 related to the termination of 39 employees due to the closure of the nine banking centers.

The Company also announced a limited number of other operational workforce reductions, including the closure of two commercial lending locations. These reductions resulted in the recognition of $327,000 in severance costs related to 27 employees along with $163,000 in remaining lease expense associated with one of the commercial lending locations.

The $2.1 million of expenses outlined above are included in the Consolidated Statements of Income under “Noninterest Expense – Net Occupancy and Equipment Expense” and “Noninterest Expenses – Salaries and employee benefits,” respectively.

For the three months ended June 30, 2026, the Company reported that annualized return on average common equity was 9.83%, annualized return on average assets was 1.12%, annualized net interest margin was 3.76% and the efficiency ratio was 67.21%, compared to 12.81%, 1.34%, 3.68% and 59.16%, respectively, for the quarter ended June 30, 2025.

Excluding the non-recurring expenses referenced above, for the three months ended June 30, 2026, net income was $17.4 million, earnings per diluted common share were $1.57, annualized return on average common equity was 10.82%, annualized return on average assets was 1.24%, and the efficiency ratio was 63.47%. A reconciliation of these non-GAAP calculations is detailed in “Non-GAAP Financial Measures” below.

Total Interest Income

Total interest income decreased $8.5 million, or 10.5%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was due to an $8.1 million, or 11.0%, decrease in interest income on loans and a $370,000, or 5.2%, decrease in interest income on investment securities and other interest-earning assets. Interest income from loans, investment securities and other interest-earning assets decreased during the three months ended June 30, 2026 compared to the same period in 2025 due to lower average balances and average rates of interest.

Total interest income decreased $17.6 million, or 10.9%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was due to a $16.6 million, or 11.3%, decrease in interest income on loans and a $1.0 million, or 7.2%, decrease in interest income on investment securities and other interest-earning assets. Interest income from loans, investment securities and other interest-earning assets decreased during the six months ended June 30, 2026 compared to the same period in 2025 due to lower average balances and average rates of interest.

Interest Income – Loans

During the three months ended June 30, 2026 compared to the three months ended June 30, 2025, interest income on loans decreased $8.1 million. Of the $8.1 million decrease in interest income on loans, $4.2 million was due to a decrease in average yield on loans, from 6.26% during the three months ended June 30, 2025 to 5.89% during the three months ended June 30, 2026. This decrease was primarily because of a reduction in the federal funds rate in the latter portion of 2025, along with the completion of recognition of income from a terminated interest rate swap. The remaining decrease in interest income on loans of $3.9 million was due to lower average loan balances, which fell from $4.73 billion during the three months ended June 30, 2025, to $4.47 billion during the three months ended June 30, 2026. In the first half of 2026, loan originations were somewhat muted, and since June 30, 2025, net loan payoffs were elevated, resulting in a lower average balance of loans receivable compared to the three months ended June 30, 2025.

During the six months ended June 30, 2026 compared to the six months ended June 30, 2025, interest income on loans decreased $16.6 million. Of the $16.6 million decrease in interest income on loans, $8.4 million was due to a decrease in average yield on loans, from 6.24% during the six months ended June 30, 2025 to 5.88% during the six months ended June 30, 2026. This decrease was primarily because of a reduction in the federal funds rate in the latter portion of 2025, along with the completion of recognition of income from a terminated interest rate swap. The remaining decrease in interest income on loans of $8.1 million was due to lower average loan balances, which fell from $4.74 billion during the six months ended June 30, 2025, to $4.47 billion during the six months ended June 30, 2026. The reasons for this decrease are the same as those noted above.

In October 2018, the Company entered into an interest rate swap transaction, which was terminated early, at the Company’s election, in March 2020. Upon termination, the Company received $45.9 million, inclusive of accrued but unpaid interest, from its swap counterparty. The net amount, after deducting accrued interest and deferred income taxes, was accreted to interest income on loans monthly until the originally scheduled termination date of October 6, 2025, at which point these accretions ceased. There was no further interest income impact related to this swap after that date. The Company recorded interest income related to the interest rate swap of $2.0 million and $4.0 million in the three and six months ended June 30, 2025, respectively.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to these swap transactions of $1.0 million and $1.8 million in the three months ended June 30, 2026 and 2025, respectively. The Company recorded a reduction of loan interest income related to these swap transactions of $2.1 million and $3.5 million in the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the USD-Prime rate was 6.75% and the one-month USD-SOFR OIS rate was 3.63179%.

If market interest rates remain near or above their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income. Market interest rate decreases will reduce the negative impact of these swaps.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $122,000 in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in interest income on investments was primarily due to a $155,000 decrease in average balances from $727.3 million during the three months ended June 30, 2025, to $709.0 million during the three months ended June 30, 2026. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Partially offsetting this decrease, interest income on investments increased $33,000 as a result of slightly higher average interest rates, from 3.36% during the three months ended June 30, 2025, to 3.38% during the three months ended June 30, 2026.

Interest income on investments decreased $464,000 in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Of the $464,000 decrease in interest income on investments, $277,000 was due to a decrease in average balances from $732.7 million during the six months ended June 30, 2025, to $715.9 million during the six months ended June 30, 2026. Average balances of securities decreased primarily due to normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Additionally, interest income on investments decreased $187,000 as a result of slightly lower average interest rates, from 3.35% during the six months ended June 30, 2025, to 3.30% during the six months ended June 30, 2026.

Interest income on other interest-earning assets decreased $248,000 in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Of the $248,000 decrease, $186,000 was due to a decrease in average interest rates from 4.30% during the three months ended June 30, 2025, to 3.50% during the three months ended June 30, 2026. The decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2025. Additionally, interest income decreased $62,000 as a result of a decrease in average balances from $97.5 million during the three months ended June 30, 2025, to $91.4 million during the three months ended June 30, 2026, mainly due to the Company’s maintaining modestly lower average balances in its account at the Federal Reserve Bank.

Interest income on other interest-earning assets decreased $573,000 in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Of the $573,000 decrease in interest income on other interest-earnings assets, $360,000 was due to a decrease in average interest rates from 4.27% during the six months ended June 30, 2025, to 3.50% during the six months ended June 30, 2026. The decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2025. Additionally, interest income decreased $213,000 as a result of a decrease in average balances from $101.2 million during the six months ended June 30, 2025, to $90.4 million during the six months ended June 30, 2026, due mainly to the Company’s maintaining modestly lower average balances in its account at the Federal Reserve Bank.

Total Interest Expense

Total interest expense decreased $7.0 million, or 23.5%, during the three months ended June 30, 2026, when compared with the three months ended June 30, 2025. Interest expense on deposits decreased $6.5 million, or 26.7%, interest expense on securities sold under reverse repurchase agreements decreased $239,000, or 64.2%, and interest expense on subordinated debentures issued to capital trusts decreased $35,000, or 9.0%. In addition, interest expense on subordinated notes decreased $909,000, or 100.0%, as the notes were fully redeemed in June 2025. Partially offsetting these decreases, interest expense on short-term borrowings increased $646,000, or 16.3%.

Total interest expense decreased $15.1 million, or 24.8%, during the six months ended June 30, 2026, when compared with the six months ended June 30, 2025. Interest expense on deposits decreased $12.8 million, or 26.1%, interest expense on securities sold under reverse repurchase agreements decreased $514,000, or 69.2%, and interest expense on subordinated debentures issued to capital trusts decreased $75,000, or 9.7%. In addition, interest expense on subordinated notes decreased $2.0 million, or 100.0%, as the notes were fully redeemed in June 2025. Partially offsetting these decreases, interest expense on short-term borrowings increased $258,000, or 3.1%.

Interest Expense – Deposits

Interest expense on demand and savings deposits decreased $1.4 million during the three months ended June 30, 2026, when compared to the three months ended June 30, 2025. Of the $1.4 million decrease in interest expense on demand and savings deposits, $1.2 million was due to a decrease in average rates of interest from 1.40% in the three months ended June 30, 2025 to 1.18% in the three months ended June 30, 2026. Interest rates paid on demand and savings deposits were lower in the 2026 period due to the Company strategically lowering rates throughout the second half of 2025, as market rates decreased. Additionally, the average balance of demand and savings deposits decreased from $2.23 billion in the three months ended June 30, 2025 to $2.18 billion in the three months ended June 30, 2026, resulting in a decrease in interest expense on demand and savings deposits of $149,000.

Interest expense on demand and savings deposits decreased $2.4 million during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. Average rates of interest decreased from 1.41% in the six months ended June 30, 2025 to 1.20% in the six months ended June 30, 2026, resulting in a $2.4 million decrease in interest expense. In addition, the average balance of demand and savings deposits ($2.22 billion) decreased $7.2 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2026, resulting in a decrease in interest expense on demand and savings deposits of $50,000.

Interest expense on time deposits decreased $1.7 million during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. Of the $1.7 million decrease in interest expense on time deposits, $936,000 was due to the decrease in average rate from 3.45% in the three months ended June 30, 2025, to 2.92% in the three months ended June 30, 2026. Time deposits renewed or originated at lower rates in 2026 due to decreases in market interest rates in the latter portion of 2025. The average balance of time deposits decreased from $757.6 million during the three months ended June 30, 2025 to $659.7 million in the three months ended June 30, 2026, resulting in a decrease in interest expense of $783,000. A large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly; this is consistent with the portfolio term over the past several years. Competition for time deposits remains significant in our market areas, and upon maturity, a portion of these deposits may be redeemed by customers.

Interest expense on time deposits decreased $3.3 million during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. The average rate of interest on time deposits decreased from 3.49% in the six months ended June 30, 2025, to 2.96% in the six months ended June 30, 2026, resulting in a decrease in interest expense of $1.9 million. The average balance of time deposits decreased from $764.8 million during the six months ended June 30, 2025 to $673.4 million in the six months ended June 30, 2026, resulting in a decrease in interest expense of $1.5 million. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest compared to the year-ago period.

Interest expense on brokered deposits decreased $3.4 million during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. The average balance of brokered deposits decreased from $895.3 million during the three months ended June 30, 2025 to $684.5 million during the three months ended June 30, 2026, resulting in a decrease in interest expense of $2.2 million during the period. The Company elected to utilize FHLBank borrowings as interest rates on new brokered deposits increased because of a high level of competition for those funds. Interest expense on brokered deposits decreased $1.3 million due to average rates of interest that decreased from 4.50% in the three months ended June 30, 2025 to 3.89% in the three months ended June 30, 2026. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk. A portion of the Company’s brokered deposits are floating rate, and the rate resets with changes to the effective federal funds rate.

Interest expense on brokered deposits decreased $7.0 million during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. The average balance of brokered deposits decreased from $894.0 million during the six months ended June 30, 2025 to $682.8 million during the six months ended June 30, 2026, resulting in a decrease in interest expense of $4.3 million during the period. Interest expense on brokered deposits decreased $2.7 million due to average rates of interest that decreased from 4.54% in the six months ended June 30, 2025 to 3.88% in the six months ended June 30, 2026. Brokered deposits added in the second half of 2025 were at lower market rates than brokered deposits previously issued.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three or six months ended June 30, 2026 and 2025. FHLBank overnight borrowings were utilized in both the three and six months ended June 30, 2026 and 2025 and are included in short-term borrowings.

Interest expense on reverse repurchase agreements decreased $239,000 during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. The average balance of repurchase agreements decreased from $65.6 million in the three months ended June 30, 2025 to $34.9 million in the three months ended June 30, 2026, due to lower interest rates on this product and fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $141,000 during the period. Interest expense on reverse repurchase agreements decreased $98,000 due to lower average interest rates during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. The average rate of interest was 2.27% for the three months ended June 30, 2025 compared to 1.53% for the three months ended June 30, 2026, due to changes in the mix of customer balances in these products and overall reductions in market interest rates.

Interest expense on reverse repurchase agreements decreased $514,000 during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Interest expense on reverse repurchase agreements decreased $306,000 due to lower average interest rates during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. The average rate of interest was 2.03% for the six months ended June 30, 2025 compared to 1.26% for the six months ended June 30, 2026, due to changes in the mix of customer balances in these products and overall reductions in market interest rates. The average balance of repurchase agreements decreased from $74.0 million in the six months ended June 30, 2025 to $36.5 million in the six months ended June 30, 2026, due to fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $208,000 during the period.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $646,000 during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $1.1 million due to a higher average balance during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025. The average balance of short-term borrowings and other interest-bearing liabilities increased from $347.3 million in the three months ended June 30, 2025 to $472.6 million in the three months ended June 30, 2026. The Company chose to utilize more short-term borrowings versus brokered deposits in the 2026 period. Partially offsetting this increase, interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities decreased $437,000 due to lower average rates of interest. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 4.59% for the three months ended June 30, 2025 to 3.92% for the three months ended June 30, 2026. Interest rates on borrowings decreased after the federal funds rate was cut by 75 basis points from September to December 2025.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $258,000 during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $877,000 due to a higher average balance during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. The average balance of short-term borrowings and other interest-bearing liabilities increased from $369.8 million in the six months ended June 30, 2025 to $446.0 million in the six months ended June 30, 2026. The Company chose to utilize more short-term borrowings versus brokered deposits in the 2026 period. Partially offsetting this increase, interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities decreased $619,000 due to a lower average rate of interest. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 4.59% for the six months ended June 30, 2025 to 3.93% for the six months ended June 30, 2026, primarily due to reductions in the federal funds rate noted above.

During the three months ended June 30, 2026, compared to the three months ended June 30, 2025, interest expense on subordinated debentures issued to capital trusts decreased $35,000 due to lower average interest rates. The average interest rate was 6.05% in the three months ended June 30, 2025, compared to 5.51% in the three months ended June 30, 2026. The subordinated debentures are variable-rate debentures bearing interest at a rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 5.52% at June 30, 2026. There was no change in the average balance of the subordinated debentures between the 2025 and 2026 three-month periods.

During the six months ended June 30, 2026, compared to the six months ended June 30, 2025, interest expense on subordinated debentures issued to capital trusts decreased $75,000 due to lower average interest rates. The average interest rate was 6.03% in the six months ended June 30, 2025, compared to 5.45% in the six months ended June 30, 2026. The subordinated debentures are variable-

rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2025 and 2026 six-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs were amortized over the expected life of the notes, which was five years from the issuance date, impacting the overall interest expense on the notes. On June 15, 2025, the Company redeemed all $75.0 million aggregate principal amount of these subordinated notes. Interest expense on subordinated notes decreased $909,000 and $2.0 million, when compared to the prior-year three- and six-month periods, respectively, due to the redemption of the subordinated notes.

Net Interest Income

Net interest income for the three months ended June 30, 2026 decreased $1.5 million to $49.5 million, compared to $51.0 million for the three months ended June 30, 2025. Net interest margin was 3.76% in the three months ended June 30, 2026, compared to 3.68% in the three months ended June 30, 2025, an increase of eight basis points, or 2.2%. The Company experienced decreases in nearly all interest income and interest expense categories as market interest rates decreased compared to the prior period. Interest income primarily decreased $2.0 million due to the terminated interest rate swap income, which impacted interest income positively in the 2025 period but did not impact the 2026 period.

Net interest income for the six months ended June 30, 2026 decreased $2.5 million to $97.8 million, compared to $100.3 million for the six months ended June 30, 2025. Net interest margin was 3.74% in the six months ended June 30, 2026, compared to 3.63% in the six months ended June 30, 2025, an increase of 11 basis points, or 3.0%. The Company experienced decreases in nearly all interest income and interest expense categories as market interest rates decreased compared to the prior year period. Interest income primarily decreased $4.0 million due to the terminated interest rate swap income, which impacted interest income positively in the 2025 period but did not impact the 2026 period.

The Company’s overall average interest rate spread increased 15 basis points, or 5.0%, from 3.09% during the three months ended June 30, 2025 to 3.24% during the three months ended June 30, 2026, due to a 48 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 33 basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 37 basis points, the yield on investment securities increased two basis points and the yield on other interest-earning assets decreased 80 basis points. The rate paid on deposits decreased 49 basis points, the rate paid on reverse repurchase agreements decreased 74 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 67 basis points and the rate paid on subordinated debentures issued to capital trust decreased 54 basis points. Average interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the duration of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics.

The Company’s overall average interest rate spread increased 17 basis points, or 5.7%, from 3.05% during the six months ended June 30, 2025 to 3.22% during the six months ended June 30, 2026, due to a 52 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 35 basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 36 basis points, the yield on investment securities decreased five basis points and the yield on other interest-earning assets decreased 77 basis points. The rate paid on deposits decreased 50 basis points, the rate paid on reverse repurchase agreements decreased 77 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 66 basis points and the rate paid on subordinated debentures issued to capital trust decreased 58 basis points.

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

During each of the three and six months ended June 30, 2026 and 2025, the Company did not record a provision expense on its portfolio of outstanding loans. Total net charge offs were $819,000 for the three months ended June 30, 2026, compared to total net recoveries of $111,000 in the three months ended June 30, 2025. Total net charge offs were $806,000 for the six months ended June 30, 2026, compared to total net recoveries of $55,000 in the six months ended June 30, 2025. The provision for losses on unfunded commitments for the three months ended June 30, 2026 was a provision of $8,000, compared to a negative provision of $110,000 for the three months ended June 30, 2025. The provision for losses on unfunded commitments for the six months ended June 30, 2026 was a negative provision of $923,000, compared to a negative provision of $458,000 for the six months ended June 30, 2025. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the levels of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.46% at both June 30, 2026 and December 31, 2025. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2026, based on recent reviews of the Bank’s loan portfolio and current economic conditions. However, if challenging economic conditions persist or worsen, or if management’s assessment of the loan portfolio changes, additional provisions for credit loss may be required, which could adversely impact the Company’s future financial performance.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At June 30, 2026, non-performing assets were $9.4 million, an increase of $1.3 million from $8.1 million at December 31, 2025. Non-performing assets as a percentage of total assets were 0.17% and 0.15% at June 30, 2026 and December 31, 2025, respectively.

Compared to December 31, 2025, non-performing loans decreased $1.1 million, to $1.0 million at June 30, 2026. Compared to December 31, 2025, foreclosed assets increased $2.4 million to $8.4 million at June 30, 2026.

Non-performing Loans. Activity in the non-performing loans category during the six months ended June 30, 2026 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,066	476	—	—	(643)	—	(909)	990
Other residential (multi-family)	—	2,725	—	—	(1,807)	(909)	(9)	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	36	—	—	—	—	—	36
Consumer	28	—	—	—	—	(17)	(4)	7
Total non-performing loans	$2,094	$3,237	$—	$—	$(2,450)	$(926)	$(922)	$1,033

At June 30, 2026, the non-performing one- to four-family residential category included seven loans, five of which were added in the six months ended June 30, 2026. The largest relationship in the one- to four-family residential category totaled $386,000, or 39.0% of the category, at June 30, 2026. This relationship was added to non-performing loans in 2024 and is collateralized by a single-family residential property in southern Iowa. During the six months ended June 30, 2026, non-performing one- to four-family residential loans experienced a loan pay-off of $821,000, and one relationship totaling $643,000 was transferred to foreclosed assets. During the six months ended June 30, 2026, a single loan totaling $1.8 million which had been collateralized by an apartment in eastern Iowa was also transferred from the non-performing other residential (multi-family) category to foreclosed assets. Prior to the transfer to foreclosed assets, the Company recorded a loan charge-off of $909,000, based upon an updated independent appraisal of the asset. The non-performing consumer category included two loans at June 30, 2026.

Potential Problem Loans. Potential problem loans decreased $233,000, to $1.2 million at June 30, 2026 from $1.4 million at December 31, 2025. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the six months ended June 30, 2026 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	June 30

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,179	64	(177)	(79)	—	—	(131)	856
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	14	—	—	—	—	(2)	12
Consumer	211	187	—	—	(5)	(7)	(97)	289
Total potential problem loans	$1,390	$265	$(177)	$(79)	$(5)	$(7)	$(230)	$1,157

At June 30, 2026, the one- to four-family residential category of potential problem loans included 12 loans, three of which were added to potential problem loans in the six months ended June 30, 2026. The largest relationship in this category totaled $256,000, or 29.9% of the total category, and is collateralized by a single-family residential property in the St. Louis area. The consumer category of potential problem loans included 18 loans, eight of which were added during the six months ended June 30, 2026.

Other Real Estate Owned and Repossessions. All of the $8.4 million of other real estate owned and repossessions at June 30, 2026 were acquired through foreclosure.

Activity in foreclosed assets and repossessions during the six months ended June 30, 2026 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	643	(643)	—	—	—
Other residential (multi-family)	—	1,807	—	—	—	1,807
Commercial real estate	6,025	—	(61)	582	(4)	6,542
Commercial business	—	—	—	—	—	—
Consumer	11	22	(22)	—	—	11
Total foreclosed assets and repossessions	$6,036	$2,472	$(726)	$582	$(4)	$8,360

At June 30, 2026, the commercial real estate category of foreclosed assets consisted of one foreclosed property totaling $6.5 million, which is an office building located in Clayton, Missouri and was foreclosed upon in the fourth quarter of 2024. In the six months ended June 30, 2026, the Company capitalized $582,000 in improvements to the property. As mentioned in previous filings, the Company reported that it expected such improvements to ultimately cost approximately $3 million and take several months to complete. It is expected that these additional costs will be incurred and capitalized on this asset during the remainder of 2026. The majority of this expenditure represents the addition of fire suppression sprinklers throughout the building and other significant improvements. Based on an independent valuation (which utilized sales and current market rents in the area for similarly improved buildings), the Company does not currently anticipate any loss on this asset and decided to move forward with implementing these improvements. At June 30, 2026, the other residential (multi-family) category, totaling $1.8 million, consisted of one relationship that was transferred from non-performing loans in the current period. This asset, mentioned above in the non-performing loans discussion, consisted of an apartment complex in eastern Iowa. The borrower was no longer in compliance with their loan agreement and, ultimately, the property was placed into foreclosure. The Company expects that it will make significant repairs and improvements to this property. The improvements are expected to cost approximately $800,000 and take several months to complete. The Company expects to capitalize these expenditures, which were contemplated as part of the charge-off analysis when the asset was transferred to foreclosed assets. The one- to four-family residential category of foreclosed assets previously included one property consisting of a condominium in the Sarasota, Fla. area, which was added during the three months ended March 31, 2026. This property was sold in the three months ended June 30, 2026, with the Company realizing a small gain on the sale. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

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

Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $178,000, from $20.5 million at December 31, 2025 to $20.6 million at June 30, 2026, primarily due to the addition of one loan totaling $3.9 million that is secured by a retail facility located in northeastern Ohio. The loan was downgraded due to vacancies in the facility. This increase was partially offset by the repayment in full of a loan relationship totaling $3.1 million. Of the total loans included in the “Watch” category at June 30, 2026, the largest relationship totaled $10.1 million and is collateralized by a senior residential healthcare facility in Florida.

While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets do not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the six months ended June 30, 2026, loans classified as “Special Mention” increased $1.5 million, to $36.3 million, primarily due to the repurchase of one participated loan relationship after a significant payment was made by the borrower. The Company now holds the entire relationship balance of $31.5 million. This relationship is collateralized by a multi-family housing project in Denver, Colorado. This increase was partially offset by the repayment in full of a loan relationship totaling $5.2 million.

Non-interest Income

For the three months ended June 30, 2026, non-interest income decreased $837,000, to $7.4 million, compared to the three months ended June 30, 2025, primarily as a result of the following items:

Other income: Other income decreased $897,000, or 47.6%, compared to the prior-year period. In the three months ended June 30, 2025, the Company recorded income of $1.1 million related to exits from, and other activities of, its investments in tax credit partnerships, which was not repeated in the 2026 period.

Commissions: Commissions income increased $230,000, or 56.0%, from the prior-year period. The increase was due to annuity sales that were 94% higher in the 2026 period compared to the 2025 period. Yields on these products have been attractive to many of our customers.

For the six months ended June 30, 2026, non-interest income decreased $398,000, to $14.4 million, compared to the six months ended June 30, 2025, primarily as a result of the following items:

Other income: Other income decreased $727,000, or 24.7%, compared to the prior-year period, for the same reasons noted above.

Commissions: Commissions income increased $583,000, or 86.6%, from the prior-year period. The increase was due to annuity sales that were higher in the 2026 period compared to the 2025 period.

Non-interest Expense

For the three months ended June 30, 2026, non-interest expense increased $3.2 million, to $38.2 million, compared to the three months ended June 30, 2025, primarily as a result of the following items:

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $2.2 million, or 26.7%, from the prior-year period. In June 2026, the Company decided to consolidate operations of nine banking centers into other nearby Great Southern banking center locations and close one leased facility which served as the Company’s Omaha, Neb. loan production office. The Company evaluated the carrying value of the affected owned premises (totaling approximately $12.6 million) to determine if any impairment of the value of these premises was warranted and recorded a valuation allowance of $1.4 million related to certain affected premises, furniture, fixtures and equipment of the owned locations at June 30, 2026. During the three months ended June 30, 2026, the Company also recorded expenses totaling $163,000 related to contractual future lease payments for the Omaha leased lending facility. For additional information on these consolidations, see “Business Initiatives.”

Additionally, various components of computer license and support expenses, related to upgrades of core systems capabilities and disaster recovery site, collectively increased by $333,000 in the three months ended June 30, 2026 compared to the 2025 period.

Salaries and employee benefits: Salaries and employee benefits increased $686,000, or 3.4%, from the prior-year period. The increase was primarily due to the Company recording $561,000 in expenses related to severance pay for employees affected by the consolidations in banking centers and other operational areas. See “Business Initiatives.”

For the six months ended June 30, 2026, non-interest expense increased $3.2 million, to $73.0 million, compared to the six months ended June 30, 2025, primarily as a result of the following items:

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $2.6 million, or 15.2%, from the prior-year period. This increase was primarly due to the decision to consolidate operations of nine banking centers discussed above. Additionally, various components of computer license and support expenses, related to upgrades of core systems capabilities and disaster recovery site, collectively increased by $673,000 in the six months ended June 30, 2026 compared to the same period in 2025.

Salaries and employee benefits: Salaries and employee benefits increased $628,000, or 1.6%, from the prior-year period, for the same reasons noted above.

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $310,000, or 15.8%, from the prior-year period, to $1.7 million. In the six months ended June 30, 2026, the Company recovered $261,000 in previously expensed legal fees pursuant to an insurance reimbursement related to a multi-family residential loan.

The Company’s efficiency ratio for the three months ended June 30, 2026, was 67.21% compared to 59.16% for the same period in 2025. The Company’s efficiency ratio for the six months ended June 30, 2026, was 65.06% compared to 60.67% for the same period in 2025. The Company’s ratio of non-interest expense to average assets was 2.72% and 2.60% for the three and six months ended June 30, 2026, respectively, compared to 2.37% and 2.35% for the three and six months ended June 30, 2025, respectively. Average assets for the three months ended June 30, 2026, decreased $298.6 million, or 5.0%, compared to the three months ended June 30, 2025, primarily due to the decline in the average balance of net loans.

Provision for Income Taxes

For the three months ended June 30, 2026 and 2025, the Company’s effective tax rate was 15.3% and 18.5%, respectively. For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate was 17.1% and 19.2%, respectively. These effective rates were below the statutory federal tax rate of 21.0%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans. The effective rates in the 2026 periods also decreased due to a higher-than-normal level of deductions related to the significant amount of stock option exercises by the Company’s employees. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.0% to 19.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.2 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Net loan fees included in interest income were $2.0 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The tables do not reflect any effect of income taxes.

	June 30,	Three Months Ended			Three Months Ended
	2026	June 30, 2026			June 30, 2025
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.39%	$785,845	$8,611	4.40%	$822,283	$8,750	4.27%
Other residential (multi-family)	6.23	1,319,178	20,688	6.29	1,565,447	27,281	6.99
Commercial real estate	6.02	1,538,995	23,199	6.05	1,489,015	23,082	6.22
Construction	6.21	469,176	7,433	6.35	480,254	8,617	7.20
Commercial business(1)	5.81	178,472	3,023	6.79	208,119	3,517	6.78
Other loans	6.21	181,982	2,732	6.02	167,548	2,583	6.18

Total loans receivable	5.80	4,473,648	65,686	5.89	4,732,666	73,830	6.26

Investment securities(1)	3.22	709,009	5,977	3.38	727,336	6,099	3.36
Interest-earning deposits in other banks	3.63	91,392	798	3.50	97,463	1,046	4.30

Total interest-earning assets	5.43	5,274,049	72,461	5.51	5,557,465	80,975	5.84
Non-interest-earning assets:
Cash and cash equivalents		94,498			100,289
Other non-earning assets		247,571			256,923
Total assets		$5,616,118			$5,914,677

Interest-bearing liabilities:
Interest-bearing demand and savings	1.19	$2,182,530	6,423	1.18	$2,225,933	7,791	1.40
Time deposits	2.95	659,741	4,802	2.92	757,608	6,521	3.45
Brokered deposits	3.83	684,484	6,636	3.89	895,340	10,056	4.50
Total deposits	1.97	3,526,755	17,861	2.03	3,878,881	24,368	2.52
Securities sold under reverse repurchase agreements	1.55	34,900	133	1.53	65,607	372	2.27
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3.97	472,564	4,620	3.92	347,303	3,974	4.59
Subordinated debentures issued to capital trusts	5.52	25,774	354	5.51	25,774	389	6.05
Subordinated notes	—	—	—	—	62,631	909	5.82

Total interest-bearing liabilities	2.21	4,059,993	22,968	2.27	4,380,196	30,012	2.75
Non-interest-bearing liabilities:
Demand deposits		859,352			849,862
Other liabilities		53,725			66,585
Total liabilities		4,973,070			5,296,643
Stockholders’ equity		643,048			618,034
Total liabilities and stockholders’ equity		$5,616,118			$5,914,677

Net interest income:			$49,493			$50,963
Interest rate spread	3.22%			3.24%			3.09%
Net interest margin*				3.76%			3.68%
Average interest-earning assets to average interest-bearing liabilities		129.9%			126.9%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $51.0 million and $51.9 million for the three months ended June 30, 2026 and 2025, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $8.9 million and $9.7 million for the three months ended June 30, 2026 and 2025, respectively. Interest income on tax-exempt assets included in this table was $511,000 and $610,000 for the three months ended June 30, 2026 and 2025, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $248,000 and $523,000 for the three months ended June 30, 2026 and 2025, respectively.

	June 30,	Six Months Ended			Six Months Ended
	2026	June 30, 2026			June 30, 2025
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.39%	$784,137	$16,996	4.37%	$826,426	$17,318	4.23%
Other residential (multi-family)	6.23	1,350,667	42,220	6.30	1,555,881	53,731	6.96
Commercial real estate	6.02	1,544,527	45,988	6.00	1,499,665	46,096	6.20
Construction	6.21	436,986	13,799	6.37	485,392	17,270	7.17
Commercial business(1)	5.81	178,149	5,987	6.78	209,944	7,339	7.05
Other loans	6.21	178,909	5,356	6.04	166,989	5,147	6.22

Total loans receivable	5.80	4,473,375	130,346	5.88	4,744,297	146,901	6.24

Investment securities(1)	3.22	715,891	11,709	3.30	732,699	12,173	3.35
Interest-earning deposits in other banks	3.63	90,441	1,571	3.50	101,238	2,144	4.27

Total interest-earning assets	5.43	5,279,707	143,626	5.48	5,578,234	161,218	5.83
Non-interest-earning assets:
Cash and cash equivalents		96,086			100,537
Other non-earning assets		247,025			259,692
Total assets		$5,622,818			$5,938,463

Interest-bearing liabilities:
Interest-bearing demand and savings	1.19	$2,216,555	13,154	1.20	$2,223,716	15,588	1.41
Time deposits	2.95	673,399	9,897	2.96	764,791	13,235	3.49
Brokered deposits	3.83	682,760	13,147	3.88	893,983	20,145	4.54
Total deposits	1.97	3,572,714	36,198	2.04	3,882,490	48,968	2.54
Securities sold under reverse repurchase agreements	1.55	36,522	229	1.26	73,957	743	2.03
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	3.97	446,007	8,682	3.93	369,849	8,424	4.59
Subordinated debentures issued to capital trusts	5.52	25,774	696	5.45	25,774	771	6.03
Subordinated notes	—	—	—	—	68,741	2,015	5.91

Total interest-bearing liabilities	2.21	4,081,017	45,805	2.26	4,420,811	60,921	2.78
Non-interest-bearing liabilities:
Demand deposits		847,290			835,888
Other liabilities		50,914			68,961
Total liabilities		4,979,221			5,325,660
Stockholders’ equity		643,597			612,803
Total liabilities and stockholders’ equity		$5,622,818			$5,938,463

Net interest income:			$97,821			$100,297
Interest rate spread	3.22%			3.22%			3.05%
Net interest margin*				3.74%			3.63%
Average interest-earning assets to average interest-bearing liabilities		129.4%			126.2%

* Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $51.4 million and $53.5 million for the six months ended June 30, 2026 and 2025, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $9.1 million and $9.8 million for the six months ended June 30, 2026 and 2025, respectively. Interest income on tax-exempt assets included in this table was $1.0 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $496,000 and $981,000 for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(4,218)	$(3,926)	$(8,144)
Investment securities	33	(155)	(122)
Interest-earning deposits in other banks	(186)	(62)	(248)
Total interest-earning assets	(4,371)	(4,143)	(8,514)
Interest-bearing liabilities:
Demand deposits	(1,219)	(149)	(1,368)
Time deposits	(936)	(783)	(1,719)
Brokered deposits	(1,256)	(2,164)	(3,420)
Total deposits	(3,411)	(3,096)	(6,507)
Securities sold under reverse repurchase agreements	(98)	(141)	(239)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(437)	1,083	646
Subordinated debentures issued to capital trust	(35)	—	(35)
Subordinated notes	—	(909)	(909)
Total interest-bearing liabilities	(3,981)	(3,063)	(7,044)
Net interest income	$(390)	$(1,080)	$(1,470)

	Six Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(8,410)	$(8,145)	$(16,555)
Investment securities	(187)	(277)	(464)
Interest-earning deposits in other banks	(360)	(213)	(573)
Total interest-earning assets	(8,957)	(8,635)	(17,592)
Interest-bearing liabilities:
Demand deposits	(2,384)	(50)	(2,434)
Time deposits	(1,862)	(1,476)	(3,338)
Brokered deposits	(2,667)	(4,331)	(6,998)
Total deposits	(6,913)	(5,857)	(12,770)
Securities sold under reverse repurchase agreements	(306)	(208)	(514)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(619)	877	258
Subordinated debentures issued to capital trust	(75)	—	(75)
Subordinated notes	—	(2,015)	(2,015)
Total interest-bearing liabilities	(7,913)	(7,203)	(15,116)
Net interest income	$(1,044)	$(1,432)	$(2,476)

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ withdrawals and meet its borrowers’ credit needs. At June 30, 2026, the Company had commitments of approximately $66.1 million to fund loan originations, $1.06 billion of unused lines of credit and unadvanced loans, and $19.0 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (In Thousands):

	June 30,	March 31,	December 31,	December 31,	December 31,	December 31,
	2026	2026	2025	2024	2023	2022
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$214,597	$214,107	$208,229	$205,599	$203,964	$199,182
Secured by real estate (not one- to four-family)	—	—	—	—	—	—
Not secured by real estate - commercial business	106,290	106,024	114,568	106,621	82,435	104,452

Closed construction loans with unused available lines
Secured by real estate (one- to four-family)	116,195	119,231	112,684	94,501	101,545	100,669
Secured by real estate (not one- to four-family)	531,842	530,756	624,025	703,947	719,039	1,444,450

Loan commitments not closed
Secured by real estate (one- to four-family)	22,937	19,194	14,113	14,373	12,347	16,819
Secured by real estate (not one- to four-family)	49,139	24,053	19,412	53,660	48,153	157,645
Not secured by real estate - commercial business	33,940	35,762	38,262	22,884	11,763	50,145

	$1,074,940	$1,049,127	$1,131,293	$1,201,585	$1,179,246	$2,073,362

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

At June 30, 2026 and December 31, 2025, the Company had the following available secured lines and on-balance sheet liquidity:

	June 30,	December 31,
	2026	2025
Federal Home Loan Bank line	$1,234.0 million	$1,320.6 million
Federal Reserve Bank line	319.6 million	305.2 million
Cash and cash equivalents	180.0 million	189.6 million
Unpledged securities – Available-for-sale	339.9 million	338.5 million
Unpledged securities – Held-to-maturity	23.4 million	24.4 million

Statements of Cash Flows. During the six months ended June 30, 2026 and 2025, the Company had positive cash flows from operating activities, positive cash flows from investing activities and negative cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows were primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the sale of loans originated for sale were the primary sources of cash flows from operating activities. Operating activities provided cash of $27.3 million and $54.3 million during the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026 and 2025, investing activities provided cash of $56.6 million and $170.9 million, respectively. Investing activities in the 2026 period provided cash primarily due to net decreases in outstanding loan balances and principal payments received on investment securities, partially offset by the redemption of Federal Home Loan Bank stock. Investing activities in the 2025 period provided cash primarily due to net decreases in outstanding loan balances and principal payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the six months ended June 30, 2026 and 2025, financing activities used cash of $93.5 million and $175.1 million, respectively. In the 2026 period, financing activities used cash primarily as a result of net decreases in checking, time, and brokered deposits, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in short-term borrowings and stock options exercised. In the 2025 period, financing activities used cash primarily as a result of repayments of FRB borrowings and subordinated notes, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in time deposits, checking deposits and short-term borrowings.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2026, the Company’s total stockholders’ equity was $641.6 million, or 11.6% of total assets, equivalent to a book value of $58.95 per common share. As of December 31, 2025, total stockholders’ equity was $636.1 million, or 11.4% of total assets, equivalent to a book value of $57.50 per common share. At June 30, 2026, the Company’s tangible common equity to tangible assets ratio was 11.5%, compared to 11.2% at December 31, 2025 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at June 30, 2026 and December 31, 2025, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $30.3 million and $27.6 million, respectively. This change in net unrealized losses primarily resulted from increases in short-term market interest rates during the six months ended June 30, 2026, which generally decreased the fair value of the Company’s investment securities.

Also included in stockholders’ equity at June 30, 2026 and December 31, 2025, were unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $7.0 million and $4.2 million, respectively. This change in net unrealized losses during the six months ended June 30, 2026, primarily resulted from increased short-term market interest rates, which generally decrease the fair value of these cash flow hedges.

As noted above, total stockholders’ equity increased $5.5 million, from $636.1 million at December 31, 2025 to $641.6 million at June 30, 2026. Total stockholders’ equity increased due to net income of $33.3 million in the six months ended June 30, 2026 and an $11.9 million increase in stockholders’ equity during that period due to stock option exercises. Partially offsetting these items were repurchases of the Company’s common stock during the six months ended June 30, 2026 totaling $24.8 million and dividends declared on common stock during that period of $9.4 million. Stockholders’ equity also decreased due to an increase in accumulated other comprehensive loss of $5.5 million primarily due to decreases in the fair value of cash flow hedges and available-for-sale investment securities mainly because of an increase in market interest rates during the 2026 period.

The Company had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $17.4 million and $16.6 million at June 30, 2026 and December 31, 2025 respectively, that were not included in its total capital balance. If held-to-maturity unrealized losses were included in capital (net of taxes), at June 30, 2026 and December 31, 2025, they would have decreased total stockholder’s equity at those dates by $13.1 million and $12.5 million, respectively. These amounts were equal to 2.0% of total stockholders’ equity of $641.6 million at June 30, 2026 and $636.1 million at December 31, 2025.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. At June 30, 2026, the Bank’s common equity Tier 1 capital ratio was 13.3%, its Tier 1 risk-based capital ratio was 13.3%, its total risk-based capital ratio was 14.6% and its Tier 1 leverage ratio was 11.3%. As a result, as of June 30, 2026, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. At December 31, 2025, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 capital ratio was 13.0%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.3%. As a result, as of December 31, 2025, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. At June 30, 2026, the Company’s common equity Tier 1 capital ratio was 14.0%, its Tier 1 capital ratio was 14.6%, its total capital ratio was 15.8% and its Tier 1 leverage ratio was 12.4%. At December 31, 2025, the Company’s common equity Tier 1 capital ratio was 13.6%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.3% and its Tier 1 leverage ratio was 12.2%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2026 and December 31, 2025, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

Dividends. During the three months ended June 30, 2026, the Company declared a common stock cash dividend of $0.43 per share, or 30% of net income per diluted common share for that three-month period and paid a common stock cash dividend of $0.43 per share (which was declared in March 2026). During the three months ended June 30, 2025, the Company declared a common stock cash dividend of $0.40 per share, or 23% of net income per diluted common share for that three-month period and paid a common stock cash dividend of $0.40 per share (which was declared in March 2025). During the six months ended June 30, 2026, the Company declared common stock cash dividends totaling $0.86 per share, or 29% of net income per diluted common share for that six-month period and paid common stock cash dividends totaling $0.86 per share. During the six months ended June 30, 2025, the Company declared common stock cash dividends totaling $0.80 per share, or 25% of net income per diluted common share for that six-month period and paid common stock cash dividends totaling $0.80 per share. The Board of Directors meets regularly to consider the level and timing of dividend payments. The $0.43 per share dividend declared but unpaid as of June 30, 2026, was paid to stockholders in July 2026.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2026, the Company repurchased 114,624 shares of its common stock at an average price of $68.39 per share and issued 125,221 shares of common stock at an average price of $54.17 per share to cover stock option exercises. During the three months ended June 30, 2025, the Company repurchased 175,998 shares of its common stock at an average price of $55.11 per share and issued 7,320 shares of common stock at an average price of $45.67 per share to cover stock option exercises.

During the six months ended June 30, 2026, the Company repurchased 383,288 shares of its common stock at an average price of $64.29 per share and issued 205,480 shares of common stock at an average price of $52.89 per share to cover stock option exercises. During the six months ended June 30, 2025, the Company repurchased 349,342 shares of its common stock at an average price of $56.73 per share and issued 22,327 shares of common stock at an average price of $47.38 per share to cover stock option exercises.

In April 2025, the Company’s Board of Directors approved a new program to repurchase shares of the Company’s outstanding common stock. The stock repurchase program authorizes the purchase, from time to time in open market or privately negotiated transactions, of up to one million additional shares of the Company’s common stock. This program does not have an expiration date. At June 30, 2026, approximately 304,000 shares remained available under the latest stock repurchase authorization.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States (“GAAP”), including the ratio of tangible common equity to tangible assets and information excluding one-time branch consolidation and severance costs, specifically, net income, earnings per diluted common share, annualized return on average common equity, annualized return on average assets and efficiency ratio.

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

Management believes that the presentation of certain measures excluding one-time branch consolidation and severance costs provides useful supplemental information that is helpful in understanding our core operating performance when comparing periods.

These non-GAAP financial measurements are supplemental and not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	June 30,	December 31,
	2026	2025

	(Dollars in Thousands)
Common equity at period end	$641,597	$636,126
Less: Intangible assets at period end	9,444	9,660
Tangible common equity at period end (a)	$632,153	$626,466

Total assets at period end	$5,522,824	$5,598,606
Less: Intangible assets at period end	9,444	9,660
Tangible assets at period end (b)	$5,513,380	$5,588,946

Tangible common equity to tangible assets (a) / (b)	11.47%	11.21%

Non-GAAP Reconciliation: Exclusion of One-Time Branch Consolidation and Severance Costs

Three Months Ended
June 30, 2026
(Dollars in thousands)

Reported net income at period end	$15,795
Plus: One-time consolidation and severance costs	2,120
Less: Tax adjustment related to consolidation and severance costs	(521)
Non-GAAP net income	$17,394

Reported non-interest expense	$38,222
Less: One-time consolidation and severance costs	(2,120)
Non-GAAP non-interest expense	$36,102

Non-GAAP annualized return on average common equity
Definition: Non-GAAP net income (annualized) divided by average common equity	10.82%

Non-GAAP annualized return on average assets
Definition: Non-GAAP net income (annualized) divided by average total assets	1.24%

Non-GAAP efficiency ratio
Definition: Non-GAAP non-interest expense divided by the sum of net interest income and non-interest income	63.47%

Non-GAAP earnings per common diluted share
Definition: Non-GAAP net income divided by average diluted shares outstanding	$1.57

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2026, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020, and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases in loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in 2023 and much of 2024. Market interest rate decreases began in late 2024, with a short series of Federal Funds rate cuts. Another short series of Federal Funds rate cuts followed in late 2025. These rate cuts have not had a material negative impact on our net interest margin through June 30, 2026.

As of June 30, 2026, time deposit maturities (including brokered time deposits) over the next 12 months were as follows: within three months — $630.7 million, with a weighted-average rate of 3.38%; within three to six months — $263.2 million, with a weighted-average rate of 3.10%; and within six to twelve months — $25.5 million, with a weighted-average rate of 1.40%. Based on time deposit market rates in June 2026, replacement rates for maturing time deposits originated through our retail branch system are likely to be approximately 2.70-3.20%, depending on term. Brokered time deposit rates were generally at or above 3.90% at the end of June 2026.

The current level and shape of the interest rate yield curve pose challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate increases of 0.25% on eight additional occasions between December 2016 and December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3, 2020 and a 1.00% decrease on March 16, 2020. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25%, and 0.25% in September, November and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented rate decreases of 0.25% in each of September, October and December, respectively. At December 31, 2025, the Federal Funds rate was 3.75%, and remained there at June 30, 2026. Financial markets no longer expect further decreases in Federal Funds interest rates in 2026, and now expect the Federal Funds interest rate to remain steady or to increase modestly by the end of 2026.

Great Southern’s loan portfolio includes loans ($1.68 billion at June 30, 2026) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after June 30, 2026. Nearly all of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($614.3 million at June 30, 2026) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. At June 30, 2026, nearly all of these SOFR and “prime rate” loans had fully-indexed rates that were at or above their floor rate and in most cases well above the floor rate.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2026, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the Company’s repurchase activity during the three months ended June 30, 2026.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

April 1, 2026 – April 30, 2026	41,400	$65.97	41,400	377,406
May 1, 2026 – May 31, 2026	63,853	69.51	63,853	313,553
June 1, 2026 – June 30, 2026	9,371	71.44	9,371	304,182
	114,624	$68.39	114,624
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

Amendment No. 1, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and William V. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.3A.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File No. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference as Exhibit 10.4A.*

Amendment No. 2, dated as of November 17, 2021, to the Amended and Restated Employment Agreement, dated as of November 4, 2019, between the Registrant and Joseph W. Turner, previously filed with the Commission (File No. 000-18082) as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 22, 2021, is incorporated herein by reference as Exhibit 10.4B.*

A description of the current salary and bonus arrangements for 2026 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 is incorporated herein by reference as Exhibit 10.8.*

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000 18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S 8 (No. 333 189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

The Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2022, is incorporated herein by reference as Exhibit 10.18.*

The form of incentive stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.19.*

The form of non-qualified stock option award agreement under the Registrant’s 2022 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265683) filed on June 17, 2022 is incorporated herein by reference as Exhibit 10.20.*

The Registrant’s 2026 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2026, is incorporated herein by reference as Exhibit 10.21.*

The form of incentive stock option award agreement under the Registrant’s 2026 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-296748) filed on June 12, 2026, is incorporated herein by reference as Exhibit 10.22.*

The form of non-qualified stock option award agreement under the Registrant’s 2026 Omnibus Incentive Plan previously filed with the Commission as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-296748) filed on June 12, 2026, is incorporated herein by reference as Exhibit 10.23.*

The form of Executive Officer Stock Option Alternative Cash Payment Election Form previously filed with the Commission as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, is incorporated herein by reference as Exhibit 10.24.*

(15)	Letter re unaudited interim financial information

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: August 7, 2026	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2026	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)