Form 10-Q
period 2026-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2026-11-06
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 10,667,515 shares of common stock, par value $.01 per share, outstanding at November 5, 2026.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Number of Share Data)

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025

	(Unaudited)
ASSETS
Cash	$88,188	$109,833
Interest-bearing deposits in other financial institutions	73,547	79,721
Cash and cash equivalents	161,735	189,554

Available-for-sale securities	853,220	523,831
Held-to-maturity securities	169,031	179,200
Mortgage loans held for sale	4,437	6,838
Loans receivable, net of allowance for credit losses of $63,568 – September 2026; $64,771 – December 2025	4,248,447	4,356,853
Interest receivable	19,154	18,068
Prepaid expenses and other assets	122,943	128,615
Other real estate owned and repossessions, net	20,422	6,036
Premises and equipment, net	120,405	133,257
Goodwill and other intangible assets	9,632	9,660
Federal Home Loan Bank stock and other interest-earning assets	52,034	20,079
Current and deferred income taxes	39,546	26,615
Total Assets	$5,821,006	$5,598,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,069,964	$4,482,774
Securities sold under reverse repurchase agreements with customers	41,233	48,467
Short-term borrowings and other interest-bearing liabilities	995,526	330,928
Subordinated debentures issued to capital trust	25,774	25,774
Accrued interest payable	2,747	3,612
Advances from borrowers for taxes and insurance	10,927	5,781
Accrued expenses and other liabilities	54,007	56,596
Liability for unfunded commitments	8,299	8,548
Total Liabilities	5,208,477	4,962,480

Stockholders’ Equity:
Capital stock
Preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2026 and December 2025 - - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2026 – 10,751,702 shares; December 2025 – 11,062,252 shares	108	111
Additional paid-in capital	60,365	54,120
Retained earnings	617,476	614,095
Accumulated other comprehensive loss	(65,420)	(32,200)
Total Stockholders’ Equity	612,529	636,126

Total Liabilities and Stockholders’ Equity	$5,821,006	$5,598,606

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025

	(Unaudited)
INTEREST INCOME
Loans	$65,194	$72,028
Investment securities and other	8,927	7,051
TOTAL INTEREST INCOME	74,121	79,079

INTEREST EXPENSE
Deposits	16,097	23,984
Securities sold under reverse repurchase agreements	138	297
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	7,251	3,618
Subordinated debentures issued to capital trust	366	407
TOTAL INTEREST EXPENSE	23,852	28,306

NET INTEREST INCOME	50,269	50,773
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	674	(379)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	49,595	51,152

NON-INTEREST INCOME
Commissions	486	566
Overdraft and insufficient funds fees	1,329	1,367
Point-Of-Sale and ATM fee income and service charges	3,328	3,290
Net gains on loan sales	909	916
Late charges and fees on loans	429	189
Gain (loss) on derivative interest rate products	47	(2)
Historical cash flow hedge accounting adjustments	(4,060)	—
Other income	944	736
TOTAL NON-INTEREST INCOME	3,412	7,062

NON-INTEREST EXPENSE
Salaries and employee benefits	19,619	20,184
Net occupancy and equipment expense	9,301	8,873
Postage	1,013	893
Insurance	1,091	1,110
Advertising	938	985
Office supplies and printing	250	238
Telephone	703	690
Legal, audit and other professional fees	1,060	1,248
Expense (income) on other real estate and repossessions, net	61	(142)
Intangible asset amortization	113	109
Other operating expenses	2,125	1,928
TOTAL NON-INTEREST EXPENSE	36,274	36,116

INCOME BEFORE INCOME TAXES	16,733	22,098
PROVISION FOR INCOME TAXES	2,724	4,346
NET INCOME	$14,009	$17,752

Basic Earnings Per Common Share	$1.29	$1.57
Diluted Earnings Per Common Share	$1.27	$1.56

Dividends Declared Per Common Share	$0.43	$0.43

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025

	(Unaudited)
INTEREST INCOME
Loans	$195,540	$218,929
Investment securities and other	22,207	21,368
TOTAL INTEREST INCOME	217,747	240,297

INTEREST EXPENSE
Deposits	52,295	72,952
Securities sold under reverse repurchase agreements	367	1,040
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	15,933	12,042
Subordinated debentures issued to capital trust	1,062	1,178
Subordinated notes	—	2,015
TOTAL INTEREST EXPENSE	69,657	89,227

NET INTEREST INCOME	148,090	151,070
PROVISION FOR CREDIT LOSSES ON LOANS	—	—
PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	(249)	(837)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON LOANS AND PROVISION (CREDIT) FOR LOSSES ON UNFUNDED COMMITMENTS	148,339	151,907

NON-INTEREST INCOME
Commissions	1,742	1,239
Overdraft and insufficient funds fees	3,808	3,848
Point-Of-Sale and ATM fee income and service charges	9,821	9,968
Net gains on loan sales	2,423	2,410
Late charges and fees on loans	870	772
Gain (loss) on derivative interest rate products	50	(54)
Historical cash flow hedge accounting adjustments	(4,060)	—
Other income	3,162	3,681
TOTAL NON-INTEREST INCOME	17,816	21,864

NON-INTEREST EXPENSE
Salaries and employee benefits	60,381	60,318
Net occupancy and equipment expense	28,848	25,841
Postage	2,827	2,649
Insurance	3,262	3,370
Advertising	2,146	1,980
Office supplies and printing	669	742
Telephone	2,093	2,101
Legal, audit and other professional fees	2,717	3,215
Expense (income) on other real estate and repossessions, net	30	(380)
Intangible asset amortization	329	325
Other operating expenses	5,986	5,782
TOTAL NON-INTEREST EXPENSE	109,288	105,943

INCOME BEFORE INCOME TAXES	56,867	67,828
PROVISION FOR INCOME TAXES	9,587	13,130
NET INCOME	$47,280	$54,698

Basic Earnings Per Common Share	$4.34	$4.77
Diluted Earnings Per Common Share	$4.27	$4.74

Dividends Declared Per Common Share	$1.29	$1.23

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025

	(Unaudited)
Net Income	$14,009	$17,752

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(9,148) and $1,987, for 2026 and 2025, respectively	(28,038)	6,089

Unrealized loss on securities transferred to held-to-maturity, net of credit of $(40) and $(15) for 2026 and 2025, respectively	(122)	(45)

Amortization of realized loss on termination of cash flow hedge, net of credit of $-0- and $(467), for 2026 and 2025, respectively	—	(1,580)

Change in value of active cash flow hedges, net of taxes (credit) of $(724) and $316 for 2026 and 2025, respectively	(2,217)	970

Hedge accounting adjustments to cash flow hedges, net of taxes of $875 and $-0- for 2026 and 2025, respectively	2,681	—

Comprehensive Income (Loss)	$(13,687)	$23,186

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025

	(Unaudited)
Net Income	$47,280	$54,698

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(10,025) and $5,055, for 2026 and 2025, respectively	(30,721)	15,491

Unrealized loss on securities transferred to held-to-maturity, net of credit of $(64) and $(47) for 2026 and 2025, respectively	(195)	(143)

Amortization of realized loss on termination of cash flow hedge, net of credit of $-0- and $(1,387), for 2026 and 2025, respectively	—	(4,688)

Change in value of active cash flow hedges, net of taxes (credit) of $(1,627) and $2,551 for 2026 and 2025, respectively	(4,985)	7,823

Hedge accounting adjustments to cash flow hedges, net of taxes of $875 and $-0- for 2026 and 2025, respectively	2,681	—

Comprehensive Income	$14,060	$73,181

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	THREE MONTHS ENDED SEPTEMBER 30, 2026
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2026	$83	$59,278	$619,960	$(37,724)	$—	$641,597
Net income	—	—	14,009	—	—	14,009
Stock issued under Stock Option Plan	—	1,087	—	—	882	1,969
Common cash dividends declared, $0.43 per share	—	—	(4,629)	—	—	(4,629)
Change in fair value of cash flow hedges	—	—	—	464	—	464
Change in fair value of held-to-maturity securities	—	—	—	(122)	—	(122)
Change in fair value of available-for-sale securities	—	—	—	(28,038)	—	(28,038)
Repurchase of the Company’s common stock	—	—	—	—	(12,721)	(12,721)
Reclassification of treasury stock per Maryland law	25	—	(11,864)	—	11,839	—
Balance, September 30, 2026	$108	$60,365	$617,476	$(65,420)	$—	$612,529

	THREE MONTHS ENDED SEPTEMBER 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, June 30, 2025	$114	$51,646	$611,921	$(41,313)	$—	$622,368
Net income	—	—	17,752	—	—	17,752
Stock issued under Stock Option Plan	—	1,209	—	—	1,065	2,274
Common cash dividends declared, $0.43 per share	—	—	(4,848)	—	—	(4,848)
Change in fair value of cash flow hedges	—	—	—	(610)	—	(610)
Change in fair value of held-to-maturity securities	—	—	—	(45)	—	(45)
Change in fair value of available-for-sale securities	—	—	—	6,089	—	6,089
Repurchase of the Company’s common stock	—	—	—	—	(10,054)	(10,054)
Reclassification of treasury stock per Maryland law	(1)	—	(8,988)	—	8,989	—
Balance, September 30, 2025	$113	$52,855	$615,837	$(35,879)	$—	$632,926

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

	NINE MONTHS ENDED SEPTEMBER 30, 2026
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2026	$111	$54,120	$614,095	$(32,200)	$—	$636,126
Net income	—	—	47,280	—	—	47,280
Stock issued under Stock Option Plan	—	6,245	—	—	7,578	13,823
Common cash dividends declared, $1.29 per share	—	—	(13,988)	—	—	(13,988)
Change in fair value of cash flow hedges	—	—	—	(2,304)	—	(2,304)
Change in fair value of held-to-maturity securities	—	—	—	(195)	—	(195)
Change in fair value of available-for-sale securities	—	—	—	(30,721)	—	(30,721)
Repurchase of the Company’s common stock	—	—	—	—	(37,492)	(37,492)
Reclassification of treasury stock per Maryland law	(3)	—	(29,911)	—	29,914	—
Balance, September 30, 2026	$108	$60,365	$617,476	$(65,420)	$—	$612,529

	NINE MONTHS ENDED SEPTEMBER 30, 2025
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2025	$117	$50,336	$603,477	$(54,362)	$—	$599,568
Net income	—	—	54,698	—	—	54,698
Stock issued under Stock Option Plan	—	2,519	—	—	1,740	4,259
Common cash dividends declared, $1.23 per share	—	—	(14,033)	—	—	(14,033)
Change in fair value of cash flow hedges	—	—	—	3,135	—	3,135
Change in fair value of held-to-maturity securities	—	—	—	(143)	—	(143)
Change in fair value of available-for-sale securities	—	—	—	15,491	—	15,491
Repurchase of the Company’s common stock	—	—	—	—	(30,049)	(30,049)
Reclassification of treasury stock per Maryland law	(4)	—	(28,305)	—	28,309	—
Balance, September 30, 2025	$113	$52,855	$615,837	$(35,879)	$—	$632,926

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,280	$54,698
Proceeds from sales of loans held for sale	109,219	112,932
Originations of loans held for sale	(103,733)	(108,734)
Items not requiring (providing) cash:
Depreciation	6,517	5,935
Amortization	343	376
Compensation expense for stock option grants	1,484	1,369
Provision for credit losses on loans	—	—
Provision (credit) for unfunded commitments	(249)	(837)
Net gain on loan sales	(2,423)	(2,410)
Net (gain) loss on sale of premises and equipment	(46)	(25)
Impairment on premises and equipment	1,389	—
Net (gain) loss on sale/write-down of other real estate owned and repossessions	(61)	(1)
Accretion of deferred income, premiums, discounts and other	(4,476)	(11,119)
Loss (gain) on derivative interest rate products	(50)	54
Historical cash flow hedge accounting adjustments	3,556	—
Deferred income taxes	(5,112)	(618)
Changes in:
Interest receivable	(1,086)	499
Prepaid expenses and other assets	7,243	914
Accrued expenses and other liabilities	(11,543)	5,776
Income taxes refundable/payable	3,021	1,087
Net cash provided by operating activities	51,273	59,896

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	117,501	245,169
Purchase of loans	(10,000)	(20,000)
Purchase of premises and equipment	(5,888)	(8,066)
Proceeds from sale of premises and equipment	150	79
Proceeds from sale of other real estate owned and repossessions	903	142
Capitalized costs on real estate owned	(1,551)	—
Proceeds from maturities and calls of available-for-sale securities	26	1,624
Principal reductions on mortgage-backed securities	39,567	37,664
Purchase of available-for-sale securities	(397,676)	(8,903)
Investment in tax credit partnerships	(596)	(10,909)
Redemption (purchase) of Federal Home Loan Bank stock and change in other interest-earning assets	(31,955)	2,789
Net cash provided by (used in) investing activities	(289,519)	239,589

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(69,887)	(52,099)
Net increase (decrease) in checking and savings deposits	(43,255)	66,682
Net decrease in brokered deposits	(299,668)	(92,075)
Net increase in short-term borrowings	657,364	69,890
Repayment of borrowing under Federal Reserve Bank Term Funding Program	—	(180,000)
Redemption of subordinated notes	—	(75,000)
Advances from borrowers for taxes and insurance	5,146	4,632
Repurchases of the Company’s common stock	(37,492)	(30,049)
Dividends paid	(14,120)	(13,877)
Stock options exercised	12,339	2,890
Net cash provided by (used in) financing activities	210,427	(299,006)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,819)	479
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	189,554	195,756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$161,735	$196,235

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company,” “GSBC” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2025, has been derived from the audited consolidated statement of financial condition of the Company as of that date.

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

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

GSBC operates as a one-bank holding company. GSBC’s business primarily consists of the operations of the Bank, which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota and Nebraska. The Bank also originates commercial loans from lending offices in Atlanta; Charlotte, North Carolina; Chicago; Dallas; Denver; and Phoenix. GSBC and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends ASC 815 to align hedge accounting more closely with an entity’s economic risk management practices. Key amendments (1) allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (2) allow grouping individual forecasted transactions with similar (not identical) risk exposures, (3) include a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without designation, subject to simplifying assumptions, and (4) provide additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 is effective for us beginning in 2027, though early adoption is permitted. The Company early-adopted ASU 2025-09 in the three months ended September 30, 2026, and separately redesignated its two existing interest rate swaps, with a combined notional amount of $400 million, into new cash flow hedging relationships supported by an expanded population of qualifying variable-rate loans. Amounts remaining in AOCI associated with forecasted interest receipts still probable of occurring will be reclassified into earnings over the periods in which those receipts affect earnings. The off-market fair values of the swaps at redesignation are being recognized through the new hedge accounting relationships, providing an offsetting earnings effect. The net future earnings benefit associated with these two components is expected to be approximately $3.5 million through May 2028, including $279,000 recognized in the three months ended September 30, 2026. Consequently, the $3.5 million charge to income in the three months ended September 30, 2026, is expected to be fully offset by future increases in interest income over the remaining lives of the redesignated interest rate swap.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2026	2025

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	10,850	11,335
Net income	$14,009	$17,752
Per common share amount	$1.29	$1.57

Diluted:
Average common shares outstanding	10,850	11,335
Net effect of dilutive stock options – based on the treasury stock method using average market price	199	62
Diluted common shares	11,049	11,397
Net income	$14,009	$17,752
Per common share amount	$1.27	$1.56

	Nine Months Ended September 30,
	2026	2025

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	10,905	11,479
Net income	$47,280	$54,698
Per common share amount	$4.34	$4.77

Diluted:
Average common shares outstanding	10,905	11,479
Net effect of dilutive stock options – based on the treasury stock method using average market price	177	62
Diluted common shares	11,082	11,541
Net income	$47,280	$54,698
Per common share amount	$4.27	$4.74

Options outstanding at September 30, 2026 and 2025, to purchase 5,500 and 715,362 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three- and nine-month periods then ended because the exercise prices of such options were greater than the average market price of the common stock for the three- and nine-months ended September 30, 2026 and 2025, respectively.

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

The amortized cost and fair values of securities were as follows at the dates indicated:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$572,614	$—	$51,241	$521,373
Agency collateralized mortgage obligations	248,480	—	12,062	236,418
States and political subdivisions	52,986	16	6,103	46,899
Small Business Administration securities	56,485	—	7,955	48,530
	$930,565	$16	$77,361	$853,220

	September 30, 2026
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$64,122	$804	$64,926	$—	$7,595	$57,331
Agency collateralized mortgage obligations	99,630	(1,614)	98,016	—	13,696	84,320
States and political subdivisions	6,055	34	6,089	—	898	5,191
	$169,807	$(776)	$169,031	$—	$22,189	$146,842

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$325,618	$805	$25,174	$301,249
Agency collateralized mortgage obligations	120,465	933	6,065	115,333
States and political subdivisions securities	53,347	89	2,038	51,398
Small Business Administration securities	61,000	14	5,163	55,851
	$560,430	$1,841	$38,440	$523,831

	December 31, 2025
			Amortized	Gross	Gross
	Amortized	Fair Value	Carrying	Unrealized	Unrealized	Fair
	Cost	Adjustment	Value	Gains	Losses	Value

	(In Thousands)
HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$69,713	$1,313	$71,026	$—	$5,694	$65,332
Agency collateralized mortgage obligations	103,918	(1,857)	102,061	—	10,424	91,637
States and political subdivisions	6,086	27	6,113	—	453	5,660
	$179,717	$(517)	$179,200	$—	$16,571	$162,629

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Carrying Value	Value

	(In Thousands)
One year or less	$—	$—	$—	$—
After one through two years	1,047	1,037	—	—
After two through three years	—	—	—	—
After three through four years	—	—	—	—
After four through five years	—	—	1,075	964
After five through fifteen years	30,081	26,872	5,014	4,227
After fifteen years	21,858	18,990	—	—
Securities not due on a single maturity date	877,579	806,321	162,942	141,651
	$930,565	$853,220	$169,031	$146,842

Available-for-sale investments in debt securities are reported in the financial statements at their fair value. The total fair value of these investments at September 30, 2026 and December 31, 2025, was approximately $853.2 million and $523.8 million, respectively. Total fair value of these investments for which the amortized cost exceeded the fair value at September 30, 2026 and December 31, 2025, was $850.2 million and $409.0 million, respectively, which was approximately 99.6% and 78.1% of the Company’s total available-for-sale investment portfolio at those dates. A high percentage of the unrealized losses were related to the Company’s mortgage-backed securities, collateralized mortgage obligations and Small Business Administration (SBA) securities, which are issued and guaranteed by U.S. government-sponsored entities and agencies. The Company’s state and political subdivision securities are investments in insured fixed rate municipal bonds for which the issuers continue to make timely principal and interest payments under the contractual terms of the securities. Held-to-maturity investments in debt securities are reported in the financial statements at their amortized carrying value at September 30, 2026 and December 31, 2025, which was $169.0 million and $179.2 million, respectively. Total fair value of these investments at September 30, 2026 and December 31, 2025 was approximately $146.8 million and $162.6 million, respectively. The amortized carrying value exceeded the fair value of all held-to-maturity securities at both September 30, 2026 and December 31, 2025.

Held-to-maturity investment securities are evaluated for potential losses under ASU 2016-13. The Company continually assesses its liquidity sources, both on-balance sheet and off-balance sheet, and believes that at September 30, 2026, it had ample liquidity sources to fund its ongoing operations without selling investment securities in this portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for the Company’s available-for-sale debt securities are not credit related.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$305,162	$(14,603)	$216,211	$(36,638)	$521,373	$(51,241)
Agency collateralized mortgage obligations	179,916	(4,913)	56,502	(7,149)	236,418	(12,062)
States and political subdivisions securities	9,086	(910)	34,805	(5,193)	43,891	(6,103)
Small Business Administration securities	6,338	(439)	42,192	(7,516)	48,530	(7,955)
	$500,502	$(20,865)	$349,710	$(56,496)	$850,212	$(77,361)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$57,331	$(7,595)	$57,331	$(7,595)
Agency collateralized mortgage obligations	—	—	84,320	(13,696)	84,320	(13,696)
States and political subdivisions securities	—	—	5,191	(898)	5,191	(898)
	$—	$—	$146,842	$(22,189)	$146,842	$(22,189)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$—	$—	$241,503	$(25,174)	$241,503	$(25,174)
Agency collateralized mortgage obligations	—	—	70,774	(6,065)	70,774	(6,065)
States and political subdivisions securities	4,409	(109)	43,528	(1,929)	47,937	(2,038)
Small Business Administration securities	—	—	48,807	(5,163)	48,807	(5,163)
	$4,409	$(109)	$404,612	$(38,331)	$409,021	$(38,440)

HELD-TO-MATURITY SECURITIES:
Agency mortgage-backed securities	$—	$—	$65,332	$(5,694)	$65,332	$(5,694)
Agency collateralized mortgage obligations	—	—	91,637	(10,424)	91,637	(10,424)
States and political subdivisions securities	—	—	5,660	(453)	5,660	(453)
	$—	$—	$162,629	$(16,571)	$162,629	$(16,571)

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2026 or September 30, 2025.

Allowance for Credit Losses. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company as of September 30, 2026 were issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not historically experienced losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Classes of loans at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025

	(In Thousands)
One- to four-family residential construction	$48,537	$30,258
Subdivision construction	33,835	32,160
Land development	52,763	37,519
Commercial construction	296,991	249,224
Owner occupied one- to four-family residential	643,476	656,699
Non-owner occupied one- to four-family residential	137,277	125,298
Commercial real estate	1,460,395	1,556,148
Other residential (multi-family)	1,281,819	1,387,410
Commercial business	173,538	178,514
Consumer auto	21,976	24,169
Consumer other	19,263	22,249
Home equity lines of credit	148,187	128,030
	4,318,057	4,427,678
Allowance for credit losses	(63,568)	(64,771)
Deferred loan fees and gains, net	(6,042)	(6,054)
	$4,248,447	$4,356,853

Weighted average interest rate	5.96%	5.76%

Classes of loans by aging were as follows as of the dates indicated.

	September 30, 2026
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$48,537	$48,537	$—
Subdivision construction	—	—	—	—	33,835	33,835	—
Land development	—	—	—	—	52,763	52,763	—
Commercial construction	—	—	—	—	296,991	296,991	—
Owner occupied one- to four-family residential	31	1,006	1,017	2,054	641,422	643,476	—
Non-owner occupied one- to four-family residential	—	—	—	—	137,277	137,277	—
Commercial real estate	—	—	—	—	1,460,395	1,460,395	—
Other residential (multi-family)	—	—	—	—	1,281,819	1,281,819	—
Commercial business	49	—	100	149	173,389	173,538	—
Consumer auto	14	12	—	26	21,950	21,976	—
Consumer other	133	5	45	183	19,080	19,263	—
Home equity lines of credit	137	66	30	233	147,954	148,187	—
Total	$364	$1,089	$1,192	$2,645	$4,315,412	$4,318,057	$—

	December 31, 2025
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$30,258	$30,258	$—
Subdivision construction	—	—	—	—	32,160	32,160	—
Land development	—	—	—	—	37,519	37,519	—
Commercial construction	—	—	—	—	249,224	249,224	—
Owner occupied one- to four-family residential	830	521	631	1,982	654,717	656,699	—
Non-owner occupied one- to four-family residential	—	—	1,435	1,435	123,863	125,298	—
Commercial real estate	70	—	—	70	1,556,078	1,556,148	—
Other residential (multi-family)	24,762	—	—	24,762	1,362,648	1,387,410	—
Commercial business	—	—	—	—	178,514	178,514	—
Consumer auto	27	12	—	39	24,130	24,169	—
Consumer other	128	30	10	168	22,081	22,249	—
Home equity lines of credit	74	—	18	92	127,938	128,030	—
Total	$25,891	$563	$2,094	$28,548	$4,399,130	$4,427,678	$—

Loans are placed on nonaccrual status at 90 days past due and interest is considered a loss unless the loan is well secured and in the process of collection. Payments received on nonaccrual loans are applied to principal until the loans are returned to accrual status. Loans are returned to accrual status when all payments contractually due are brought current, payment performance is sustained for a period of time, generally six months, and future payments are reasonably assured. With the exception of consumer loans, charge-offs on loans are recorded when available information indicates a loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are charged off at specified delinquency dates consistent with regulatory guidelines.

Nonaccruing loans are summarized as follows as of the dates indicated:

	September 30,	December 31,
	2026	2025

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,017	631
Non-owner occupied one- to four-family residential	—	1,435
Commercial real estate	—	—
Other residential (multi-family)	—	—
Commercial business	100	—
Consumer auto	—	—
Consumer other	45	10
Home equity lines of credit	30	18
Total nonaccruing loans	$1,192	$2,094

During the three and nine months ended September 30, 2026, the Company recorded $-0- and $116,000, respectively, in interest income related to recoveries on nonaccrual loans compared to $74,000 and $189,000 in interest income related to recoveries on nonaccrual loans for the three and nine months ended September 30, 2025, respectively.

Nonaccrual loans as of September 30, 2026 and December 31, 2025, had an amortized cost of $1.2 million and $2.0 million, respectively. Of these nonacrrual loans at September 30, 2026, $984,000 were individually assessed and did not require an allowance due to being adequately collateralized under the collateral-dependent valuation method at those dates. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified primarily by a classified risk rating with a loan balance equal to or greater than $100,000, including, but not limited to, any loan in the process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025. During the three and nine months ended September 30, 2026 and 2025, the Company did not record a provision expense on its portfolio of outstanding loans.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, June 30, 2025	$9,204	$15,594	$28,794	$2,936	$4,712	$3,575	$64,815
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	—	—	—	—	(32)	(270)	(302)
Recoveries	2	—	—	—	90	144	236
Balance, September 30, 2025	$9,206	$15,594	$28,794	$2,936	$4,770	$3,449	$64,749

Allowance for credit losses
Balance, June 30, 2026	$7,748	$18,840	$27,366	$2,812	$3,899	$3,300	$63,965
Provision (credit) charged to expense	137	(753)	99	64	270	183	—
Losses charged off	—	—	—	—	(313)	(355)	(668)
Recoveries	2	—	—	—	92	177	271
Balance, September 30, 2026	$7,887	$18,087	$27,465	$2,876	$3,948	$3,305	$63,568

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, January 1, 2025	$9,224	$15,594	$28,802	$2,735	$4,656	$3,749	$64,760
Provision (credit) charged to expense	—	—	—	—	—	—	—
Losses charged off	(46)	—	(8)	—	(179)	(745)	(978)
Recoveries	28	—	—	201	293	445	967
Balance, September 30, 2025	$9,206	$15,594	$28,794	$2,936	$4,770	$3,449	$64,749

Allowance for credit losses
Balance, January 1, 2026	$7,483	$18,476	$29,223	$2,396	$3,911	$3,282	$64,771
Provision (credit) charged to expense	393	520	(1,774)	380	45	436	—
Losses charged off	—	(909)	—	—	(313)	(936)	(2,158)
Recoveries	11	—	16	100	305	523	955
Balance, September 30, 2026	$7,887	$18,087	$27,465	$2,876	$3,948	$3,305	$63,568

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and nine months ended September 30, 2026 and 2025. The provision for losses on unfunded commitments for the three months ended September 30, 2026 was $674,000, compared to a credit (negative expense) of $379,000 for the three months ended September 30, 2025. The provision for losses on unfunded commitments for the nine months ended September 30, 2026 was a credit (negative expense) of $249,000, compared to a credit (negative expense) of $837,000 for the nine months ended September 30, 2025.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, June 30, 2025	$755	$4,603	$681	$472	$1,147	$387	$8,045
Provision (credit) charged to expense	46	(136)	(91)	(94)	(84)	(20)	(379)
Balance, September 30, 2025	$801	$4,467	$590	$378	$1,063	$367	$7,666

Allowance for unfunded commitments
Balance, June 30, 2026	$973	$3,718	$664	$568	$1,339	$363	$7,625
Provision (credit) charged to expense	(140)	307	100	239	174	(6)	674
Balance, September 30, 2026	$833	$4,025	$764	$807	$1,513	$357	$8,299

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, January 1, 2025	$619	$4,833	$653	$496	$1,468	$434	$8,503
Provision (credit) charged to expense	182	(366)	(63)	(118)	(405)	(67)	(837)
Balance, September 30, 2025	$801	$4,467	$590	$378	$1,063	$367	$7,666

Allowance for unfunded commitments
Balance, January 1, 2026	$967	$4,580	$699	$637	$1,302	$363	$8,548
Provision (credit) charged to expense	(134)	(555)	65	170	211	(6)	(249)
Balance, September 30, 2026	$833	$4,025	$764	$807	$1,513	$357	$8,299

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential (multi-family) segment corresponds to the other residential (multi-family) class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the dates indicated:

	September 30, 2026		December 31, 2025
	Principal	Specific	Principal	Specific
	Balance	Allowance	Balance	Allowance

(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	—	—	—	—
Land development	—	—	—	—
Commercial construction	—	—	—	—
Owner occupied one- to four- family residential	1,556	—	1,207	—
Non-owner occupied one- to four-family residential	—	—	1,435	—
Commercial real estate	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial business	100	—	—	—
Consumer auto	—	—	—	—
Consumer other	—	—	—	—
Home equity lines of credit	120	—	—	—

Total	$1,776	$—	$2,642	$—

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

The following table shows, as of the date indicated, the composition of modifications made to loans to borrowers experiencing financial difficulty, by the loan class and type of concession granted. There were no such modifications at September 30, 2026. During the three and nine months ended September 30, 2026, principal forgiveness of $2,000 and $17,000, respectively,was completed on consumer loans. During the three and nine months ended September 30, 2025, principal forgiveness of $27,000 and $34,000, respectively was completed on consumer loans.

Amortized Cost Basis at December 31, 2025
	Interest Rate	Term		Total
	Reduction	Extension	Combination	Modifications

(In Thousands)
Construction and land development	$—	$—	$—	$—
One- to four-family residential	—	—	—	—
Other residential (multi-family)	—	—	—	—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Consumer	5	—	—	5
	$5	$—	$—	$5

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of its modification efforts. The following table depicts the performance of loans (under modified terms) at December 31, 2025. There were no such loans at September 30, 2026.

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

The following tables present a summary of loans by category and risk rating separated by origination year and loan class as of September 30, 2026 and December 31, 2025.

	Term Loans by Origination Year
							Revolving
September 30, 2026	2026 YTD	2025	2024	2023	2022	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$11,482	$24,087	$233	$3,194	$462	$—	$9,079	$48,537
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,482	24,087	233	3,194	462	—	9,079	48,537
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	166	775	1,703	299	245	15,589	15,058	33,835
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	166	775	1,703	299	245	15,589	15,058	33,835
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	11,219	13,925	8,345	6,518	3,506	6,445	2,805	52,763
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,219	13,925	8,345	6,518	3,506	6,445	2,805	52,763
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	110,308	87,018	76,432	—	22,530	703	—	296,991
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	110,308	87,018	76,432	—	22,530	703	—	296,991
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	95,371	58,619	32,941	33,436	244,171	312,218	1,277	778,033
Watch (5)	—	—	—	—	—	656	—	656
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	144	507	1,413	—	2,064
Total	95,371	58,619	32,941	33,580	244,678	314,287	1,277	780,753
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other residential (multi-family)
Satisfactory (1-4)	60,859	114,036	266,028	76,803	401,227	325,646	3,089	1,247,688
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	34,131	—	34,131
Classified (7-9)	—	—	—	—	—	—	—	—
Total	60,859	114,036	266,028	76,803	401,227	359,777	3,089	1,281,819
Current Period Gross Charge Offs	—	—	—	—	909	—	—	909

Commercial real estate
Satisfactory (1-4)	134,216	117,583	145,765	90,785	230,457	669,423	34,735	1,422,964
Watch (5)	—	—	—	—	13,841	18,863	—	32,704
Special Mention (6)	—	—	—	—	—	4,727	—	4,727
Classified (7-9)	—	—	—	—	—	—	—	—
Total	134,216	117,583	145,765	90,785	244,298	693,013	34,735	1,460,395
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial business
Satisfactory (1-4)	18,755	35,091	16,535	7,709	7,259	43,800	44,268	173,417
Watch (5)	—	—	—	—	—	10	—	10
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	11	—	100	—	111
Total	18,755	35,091	16,535	7,720	7,259	43,910	44,268	173,538
Current Period Gross Charge Offs	—	—	—	—	—	313	—	313

Consumer
Satisfactory (1-4)	10,255	10,352	5,714	2,414	1,211	6,567	152,363	188,876
Watch (5)	—	—	—	—	—	32	67	99
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	6	29	—	82	334	451
Total	10,255	10,352	5,720	2,443	1,211	6,681	152,764	189,426
Current Period Gross Charge Offs	20	47	22	22	8	752	65	936

Combined
Satisfactory (1-4)	452,631	461,486	553,696	221,158	911,068	1,380,391	262,674	4,243,104
Watch (5)	—	—	—	—	13,841	19,561	67	33,469
Special Mention (6)	—	—	—	—	—	38,858	—	38,858
Classified (7-9)	—	—	6	184	507	1,595	334	2,626
Total	$452,631	$461,486	$553,702	$221,342	$925,416	$1,440,405	$263,075	$4,318,057
Current Period Gross Charge Offs	$20	$47	$22	$22	$917	$1,065	$65	$2,158

	Term Loans by Origination Year
							Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$18,452	$4,606	$2,611	$1,242	$—	$—	$3,347	$30,258
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	18,452	4,606	2,611	1,242	—	—	3,347	30,258
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Subdivision construction
Satisfactory (1-4)	924	2,745	278	260	16,146	428	11,379	32,160
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	924	2,745	278	260	16,146	428	11,379	32,160
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Construction and land development
Satisfactory (1-4)	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	11,147	9,046	6,573	1,097	368	6,413	2,875	37,519
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Other construction
Satisfactory (1-4)	35,846	166,912	7,448	38,049	969	—	—	249,224
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	35,846	166,912	7,448	38,049	969	—	—	249,224
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

One- to four-family residential
Satisfactory (1-4)	65,388	39,406	49,967	267,992	153,547	200,389	1,340	778,029
Watch (5)	—	—	—	—	—	724	—	724
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	28	71	507	268	1,756	614	3,244
Total	65,388	39,434	50,038	268,499	153,815	202,869	1,954	781,997
Current Period Gross Charge Offs	—	—	—	21	16	9	—	46

Other residential (multi-family)
Satisfactory (1-4)	99,386	153,763	113,657	541,044	266,906	182,230	2,999	1,359,985
Watch (5)	—	—	—	—	—	2,663	—	2,663
Special Mention (6)	—	—	—	—	24,762	—	—	24,762
Classified (7-9)	—	—	—	—	—	—	—	—
Total	99,386	153,763	113,657	541,044	291,668	184,893	2,999	1,387,410
Current Period Gross Charge Offs	—	—	—	—	—	—	—	—

Commercial real estate
Satisfactory (1-4)	122,684	142,179	93,260	305,833	194,448	640,276	34,936	1,533,616
Watch (5)	—	—	—	10,548	—	2,964	—	13,512
Special Mention (6)	—	—	—	—	—	9,020	—	9,020
Classified (7-9)	—	—	—	—	—	—	—	—
Total	122,684	142,179	93,260	316,381	194,448	652,260	34,936	1,556,148
Current Period Gross Charge Offs	—	—	—	—	8	—	—	8

Commercial business
Satisfactory (1-4)	31,698	22,010	9,959	13,490	15,629	38,256	44,170	175,212
Watch (5)	—	—	—	805	2,473	24	—	3,302
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	31,698	22,010	9,959	14,295	18,102	38,280	44,170	178,514
Current Period Gross Charge Offs	—	—	—	—	—	135	44	179

Consumer
Satisfactory (1-4)	15,703	9,937	4,651	2,530	1,015	7,509	131,623	172,968
Watch (5)	—	—	—	—	—	188	70	258
Special Mention (6)	—	—	—	—	—	—	983	983
Classified (7-9)	—	10	15	2	11	43	158	239
Total	15,703	9,947	4,666	2,532	1,026	7,740	132,834	174,448
Current Period Gross Charge Offs	58	63	33	23	2	888	6	1,073

Combined
Satisfactory (1-4)	401,228	550,604	288,404	1,171,537	649,028	1,075,501	232,669	4,368,971
Watch (5)	—	—	—	11,353	2,473	6,563	70	20,459
Special Mention (6)	—	—	—	—	24,762	9,020	983	34,765
Classified (7-9)	—	38	86	509	279	1,799	772	3,483
Total	$401,228	$550,642	$288,490	$1,183,399	$676,542	$1,092,883	$234,494	$4,427,678
Current Period Gross Charge Offs	$58	$63	$33	$44	$26	$1,032	$50	$1,306

NOTE 7: INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in Affordable Housing Partnerships

Periodically, the Company has invested in limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states (“Affordable Housing Partnerships”). At September 30, 2026, the Company had 21 such investments, with a total net carrying value of $86.3 million. At December 31, 2025, the Company had 21 such investments, with a total net carrying value of $96.9 million. Due to the Company’s inability to exercise significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits available to be utilized through 2036 were $91.4 million as of September 30, 2026, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $81.9 million, assuming all projects currently under construction are completed and funded as planned.

The Company’s usage of federal affordable housing tax credits approximated $3.6 million and $3.2 million during the three months ended September 30, 2026 and 2025, respectively. Investment amortization was $3.2 million for the three months ended September 30, 2026, compared to $3.1 million for the three months ended September 30, 2025.

The Company’s usage of federal affordable housing tax credits approximated $10.8 million and $9.6 million during the nine months ended September 30, 2026 and 2025, respectively. Investment amortization was $9.7 million for the nine months ended September 30, 2026, compared to $8.7 million for the nine months ended September 30, 2025.

Investments in Community Development Entities

From time to time, the Company has invested in limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At September 30, 2026, the Company had one such investment, with a net carrying value of $25,000. At December 31, 2025, the Company had one such investment, with a net carrying value of $99,000. Due to the Company’s inability to exercise significant influence over any of the investments in qualified community development entities, they are accounted for using the proportional amortization method. Each of the partnerships provides federal new market tax credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates, and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified community development entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the community development entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the community development entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal new market tax credits approximated $30,000 during each of the three months ended September 30, 2026 and 2025. Investment amortization amounted to $25,000 for each of the three months ended September 30, 2026 and 2025.

The Company’s usage of federal new market tax credits approximated $90,000 during each of the nine months ended September 30, 2026 and 2025. Investment amortization amounted to $75,000 for each of the nine months ended September 30, 2026 and 2025.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in limited partnerships that were formed to provide federal rehabilitation/historic tax credits. At September 30, 2026 and December 31, 2025, the Company had no such investments, with the most recent investment fully amortizing during 2024. Under current tax law, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

The Company’s usage of federal rehabilitation/historic tax credits approximated $75,000 during each of the three months ended September 30, 2026 and 2025. Investment amortization amounted to $-0- for each of the three months ended September 30, 2026 and 2025.

The Company’s usage of certain federal rehabilitation/historic tax credits approximated $225,000 during each of the nine months ended September 30, 2026 and 2025. Investment amortization amounted to $-0- for each of the nine months ended September 30, 2026 and 2025.

Investments in Limited Partnerships for State Tax Credits

On occasion, the Company has invested in limited partnerships that were formed to provide state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows at the dates indicated:

	September 30,	December 31,
	2026	2025

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
One- to four-family residential	—	—
Other residential (multi-family)	2,297	—
Commercial real estate	7,021	6,025
Commercial business	—	—
Consumer	5	11
Total foreclosed assets held for sale and repossessions	9,323	6,036

Other real estate owned not acquired through foreclosure	11,099	—

Other real estate owned and repossessions	$20,422	$6,036

At September 30, 2026, other real estate owned not acquired through foreclosure included nine properties, which were all former branch locations that were recently closed and are now held for sale. Two of these nine properties were sold in October 2026 at a gain of $387,000. At December 31, 2025, there was no other real estate owned not acquired through foreclosure.

At September 30, 2026, residential mortgage loans totaling $820,000 were in the process of foreclosure. At December 31, 2025, no residential mortgage loans were in the process of foreclosure.

Expenses (income) applicable to other real estate owned and repossessions included the following during the periods shown:

	Three Months Ended
	September 30,
	2026	2025

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$4	$(7)
Valuation write-downs	—	—
Operating expenses (income), net of rental income	57	(135)
	$61	$(142)

	Nine Months Ended
	September 30,
	2026	2025

	(In Thousands)
Net loss (gain) on sales of other real estate owned and repossessions	$(58)	$(1)
Valuation write-downs	5	—
Operating expenses (income), net of rental income	83	(379)
	$30	$(380)

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows at the dates indicated:

	September 30,	December 31,
	2026	2025

	(In Thousands)
Land	$37,064	$40,250
Buildings and improvements	96,315	110,536
Furniture, fixtures and equipment	72,381	72,121
Operating leases right of use asset	4,531	4,161
	210,291	227,068
Less: accumulated depreciation	89,886	93,811
	$120,405	$133,257

Leases. The Company records leases in accordance with ASU 2016-02, Leases (Topic 842). The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2026, the lease right of use asset value was $4.5 million and the corresponding lease liability was $4.6 million. As of December 31, 2025, the lease right of use asset value was $4.2 million and the corresponding lease liability was $4.2 million. At September 30, 2026, expected lease terms ranged from 0.8 years to 8.6 years with a weighted-average lease term of 5.8 years. The weighted-average discount rate at September 30, 2026 was 4.26%.

For the three months ended September 30, 2026 and 2025, total lease expense was $376,000 and $433,000, respectively. For each of the nine months ended September 30, 2026 and 2025, total lease expense was $1.3 million. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the lease expense related to ATMs for the three months ended September 30, 2026 and 2025 was $70,000 and $82,000, respectively. The lease expense related to ATMs for the nine months ended September 30, 2026 and 2025 was $241,000 and $237,000, respectively.

The Company does not sublease any of its leased facilities; however, it does lease portions of facilities that it owns to other parties. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In each of the three months ended September 30, 2026 and 2025, income recognized from these lease agreements was $369,000 and $369,000, respectively, and was included in occupancy and equipment expense. In the nine months ended September 30, 2026 and 2025, income recognized from these lease agreements was $1.1 million and $1.0 million, respectively, and was included in occupancy and equipment expense.

	September 30, 2026	December 31, 2025

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$4,531	$4,161
Operating leases liability	$4,621	$4,236

	For the Three Months Ended
	September 30, 2026	September 30, 2025

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$376	$433

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$369	$433
Right of use assets obtained in exchange for lease obligations and adjustments for lease expected lives:
Operating leases	$—	$—

	For the Nine Months Ended
	September 30, 2026	September 30, 2025

	(In Thousands)
Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$1,333	$1,254

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,313	$1,249
Right of use assets obtained in exchange for lease obligations and adjustments for lease expected lives:
Operating leases	$1,217	$24

At September 30, 2026, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2026	$366
2027	1,250
2028	1,030
2029	593
2030	445
2031	456
Thereafter	1,153

Future lease payments expected	5,293

Less: interest portion of lease payments	(672)

Lease liability	$4,621

NOTE 10: DEPOSITS

	Weighted Average	September 30,	December 31,
	Interest Rate	2026	2025

		(In Thousands, Except Interest Rates)

Non-interest-bearing accounts	—	$870,813	$841,515
Interest-bearing checking and savings accounts	1.27% and 1.20%	2,216,839	2,289,393
		3,087,652	3,130,908

Certificate accounts	0.00% - 0.99%	59,546	31,380
	1.00% - 1.99%	41,789	94,864
	2.00% - 2.99%	17,512	22,720
	3.00% - 3.99%	499,591	537,043
	4.00% - 4.99%	115	2,432
	5.00% and above	—	—
	2.92% and 3.13%	618,553	688,439

Brokered deposits	4.04% and 3.80%	363,759	663,427
		363,759	663,427

		$4,069,964	$4,482,774

The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $363.8 million and $663.4 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, brokered deposits included $300.0 million and $450.0 million, respectively, of purchased funds through the IntraFi Financial network. These IntraFi Financial deposits have a rate of interest that floats daily with an index of effective federal funds rate plus a spread. At September 30, 2026, approximately 42% of the Company’s total deposits were uninsured, including deposit accounts of consolidated subsidiaries of the Company and collateralized deposits of unaffiliated entities. Excluding deposit accounts of the Company’s consolidated subsidiaries, approximately 17% of the Company’s total deposits were uninsured at September 30, 2026.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2026 and December 31, 2025, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At September 30, 2026 and December 31, 2025, the Company did have outstanding overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included in Note 12 below.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances or borrowings. At September 30, 2026, investment securities with carrying values of approximately $855.8 million and loans with carrying values of approximately $1.98 billion were pledged as collateral for FHLB borrowings, which equated to an advance equivalent of $2.09 billion. At December 31, 2025 investment securities with carrying values of approximately $287.7 million and loans with carrying values of approximately $2.06 billion were pledged as collateral for outstanding advances or borrowings, which equated to an advance equivalent of $1.71 billion. The Bank had $1.10 billion remaining available on its line of credit under a borrowing arrangement with the FHLB of Des Moines at September 30, 2026.

NOTE 12: SHORT-TERM BORROWINGS

	September 30,	December 31,
	2026	2025

	(In Thousands)

Notes payable – Community Development Equity Funds	$526	$928
Securities sold under reverse repurchase agreements	41,233	48,467
Overnight borrowings from the Federal Home Loan Bank	995,000	330,000
	$1,036,759	$379,395

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

	September 30,	December 31,
	2026	2025

	(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$41,233	$48,467

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

Amortization of the debt issuance costs during the three and nine months ended September 30, 2025, totaled $-0- and $124,000, respectively.

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

All income for the Company is from continuing operations and is from a single country, the United States of America. During the three and nine months ended September 30, 2026 and 2025, the components of income tax expense were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025

	(In Thousands)
Current federal income tax expense	$4,654	$4,155
Current state income tax expense	510	532
Deferred income tax expense	(2,440)	(341)

Income tax expense	$2,724	$4,346

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025

	(In Thousands)
Current federal income tax expense	$13,374	$12,333
Current state income tax expense	1,325	1,415
Deferred income tax expense	(5,112)	(618)

Income tax expense	$9,587	$13,130

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
	(Dollars In Thousands)		(Dollars In Thousands)
Tax at statutory rate	$3,514	21.0%	$4,640	21.0%
Nontaxable interest and dividends	(52)	(0.3)	60	0.3
U.S. federal tax credits, net (primarily low-income housing)	(990)	(5.9)	(1,028)	(4.7)
State income/franchise taxes, net of federal benefit	136	0.8	492	2.2
Other	116	0.7	182	0.9
	$2,724	16.3%	$4,346	19.7%

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	(Dollars In Thousands)		(Dollars In Thousands)
Tax at statutory rate	$11,942	21.0%	$14,244	21.0%
Nontaxable interest and dividends	(156)	(0.3)	(135)	(0.2)
U.S. federal tax credits, net (primarily low-income housing)	(2,968)	(5.2)	(2,746)	(4.0)
State income/franchise taxes, net of federal benefit	714	1.3	1,195	1.8
Other	55	0.1	572	0.8
	$9,587	16.9%	$13,130	19.4%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2021 are now closed. In addition, there were no pending audits by any state jurisdiction at September 30, 2026.

During the three months ended September 30, 2026, the Company paid $900,000 in U.S. federal income taxes and paid taxes to various state jurisdictions totaling $305,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. During the three months ended September 30, 2025, the Company paid no U.S. federal income taxes and paid taxes to various state jurisdictions totaling $425,000. There were no payments to any individual state jurisdiction exceeding five percent of taxable income.

During the nine months ended September 30, 2026, the Company paid $2.1 million in U.S. federal income taxes and paid taxes to various state jurisdictions totaling $1.2 million. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, during the nine months ended September 30, 2026, the Company received a refund of $642,000 from one state jurisdiction and federal income tax refunds totaling $977,000. During the nine months ended September 30, 2025, the Company paid $3.0 million in U.S. federal income taxes and paid taxes to various state jurisdictions totaling $1.1 million. There were no payments to any individual state jurisdiction exceeding five percent of taxable income. In addition, during the nine months ended September 30, 2025, the Company received a refund of $19,000 from one state jurisdiction and federal income tax refunds totaling $65,000.

Tax payments made to individual state jurisdictions representing five percent or more of total income taxes paid (net of refunds) in the three months ended September 30, 2026 and 2025, respectively, included: for the 2026 period, Minnesota $110,000, Illinois $70,000, Kansas $55,000 and Colorado $70,000; for the 2025 period, Illinois $95,000, Colorado $95,000, Minnesota $145,000, Kansas $35,000, and all other states $55,000. Tax payments made to individual state jurisdictions representing five percent or more of total income taxes paid (net of refunds) in the nine months ended September 30, 2026 and 2025, respectively, included: for the 2026 period, Minnesota $325,000, Texas $165,000, Illinois $230,000, Kansas $215,000, Colorado $225,000, and all other states $41,000; for the 2025 period, Illinois $345,000, Colorado $305,000, Minnesota $145,000, Texas $110,000, and all other states combined $134,000.

During the three and nine months ended September 30, 2026 and 2025, the state and local jurisdictions that contributed a majority (totaling greater than 50%) of the effect of the state and local income tax expense included Minnesota, Colorado, and Illinois.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2026 and December 31, 2025:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
September 30, 2026
Available-for-sale securities
Agency mortgage-backed securities	$521,373	$—	$521,373	$—
Agency collateralized mortgage obligations	236,418	—	236,418	—
States and political subdivisions securities	46,899	—	46,899	—
Small Business Administration securities	48,530	—	48,530	—
Interest rate derivative asset	8,697	—	8,697	—
Interest rate derivative liability	(20,552)	—	(20,552)	—

December 31, 2025
Available-for-sale securities
Agency mortgage-backed securities	$301,249	$—	$301,249	$—
Agency collateralized mortgage obligations	115,333	—	115,333	—
States and political subdivisions securities	51,398	—	51,398	—
Small Business Administration securities	55,851	—	55,851	—
Interest rate derivative asset	5,663	—	5,663	—
Interest rate derivative liability	(11,236)	—	(11,236)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2026 and December 31, 2025 as well as the general classification of such assets pursuant to the valuation hierarchy. There were no significant changes in the valuation techniques during the nine-month period ended September 30, 2026.

Available-for-Sale Securities. Investment securities available-for-sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, SOFR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at September 30, 2026 or December 31, 2025.

Interest Rate Derivatives. The fair values are estimated using forward-looking interest rate curves and are determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the measurements fell at September 30, 2026 and December 31, 2025:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
September 30, 2026
Collateral-dependent loans	$100	$—	$—	$100

Foreclosed assets held for sale	$—	$—	$—	$—

December 31, 2025
Collateral-dependent loans	$—	$—	$—	$—

Foreclosed assets held for sale	$65	$—	$—	$65

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At September 30, 2026 and December 31, 2025, the aggregate fair value of mortgage loans held for sale was not materially different than their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Collateral-Dependent Loans. The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2026 and the year ended December 31, 2025, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. There were no foreclosed assets held for sale at September 30, 2026 which had valuation write-downs subsequent to the initial recording of the assets.

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

	September 30, 2026			December 31, 2025
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$161,735	$161,735	1	$189,554	$189,554	1
Held-to-maturity securities	169,031	146,842	2	179,200	162,629	2
Mortgage loans held for sale	4,437	4,437	2	6,838	6,838	2
Loans, net of allowance for credit losses	4,248,447	4,172,419	3	4,356,853	4,261,757	3
Interest receivable	19,154	19,154	3	18,068	18,068	3
Investment in FHLBank stock and other assets	52,034	52,034	3	20,079	20,079	3

Financial liabilities
Deposits	4,069,964	4,066,735	3	4,482,774	4,480,770	3
Short-term borrowings	1,036,759	1,036,759	3	379,395	379,395	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Interest payable	2,747	2,747	3	3,612	3,612	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	135	135	3	53	53	3
Lines of credit	—	—	3	—	—	3

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

At September 30, 2026, the Company had eight interest rate swaps totaling $124.2 million in notional amount with commercial customers, and eight interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, at September 30, 2026, the Company had two participation loans purchased totaling $8.7 million, in which the lead institution has interest rate swaps with its customer and the economics of the counterparty swap are passed along to the Company through the loan participations. At December 31, 2025, the Company had six interest rate swaps totaling $114.4 million in notional amount with commercial customers, and six interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2025, the Company had one participation loan purchased totaling $199,000, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. During the three months ended September 30, 2026 and 2025, the Company recognized net gains of $47,000 and net losses of $2,000, respectively, in non-interest income related to changes in the fair value of these swaps. During the nine months ended September 30, 2026 and 2025, the Company recognized net gains of $50,000 and net losses of $54,000, respectively, in non-interest income related to changes in the fair value of these swaps.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company was paid $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as part of Accumulated Other Comprehensive Income (AOCI). This balance was accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This had the effect of adjusting AOCI and increasing net interest income and retained earnings over the period. The Company recorded $2.0 million and $6.1 million of interest income related to this terminated swap in the three - and nine - month periods ended September 30, 2025. After October 6, 2025, the accretion of interest income related to the terminated swap concluded.

In July 2022, the Company entered into two interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. At September 30, 2026, the USD-Prime rate was 7.00% and the one-month USDSOFR OIS rate was 3.74678%. The Company recorded a reduction of loan interest income related to net settlements on these swap transactions of $1.1 million and $1.8 million in the three months ended September 30, 2026 and 2025, respectively. The Company recorded a reduction of loan interest income related to these swap transactions of $3.1 million and $5.3 million in the nine months ended September 30, 2026 and 2025, respectively.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and nine months ended September 30, 2025, the Company recognized no non-interest income related to changes in the fair value of these derivatives.

At September 30, 2026, the Company had two active interest rate swaps with a combined notional amount of $400 million. Current period earnings for the three and nine months ended September 30, 2026, were negatively impacted by non-cash hedge accounting adjustments. Both interest income and non-interest income were impacted by these adjustments in the period. Under the guidance set forth in ASU 2025-09, the Company completed an accounting de-designation and re-designation of the hedges on these two interest rate swaps against an expanded pool of variable-rate loans with updated floor parameters, which totaled $771 million at September 30, 2026. Loan balances meeting the initial narrow criteria of the swaps originated in 2022 decreased, resulting in a portion of the swaps becoming ineffective due to the reduced loan balances assigned to these cash flow hedges. Under ASC 815 cash flow hedge accounting requirements, that ineffective portion was required to be recorded as a non-interest item on the income statement, as opposed to its usual treatment of being recorded as AOCI in equity on the balance sheet. This re-designation resulted in a one-time, non-cash reclassification charge of $3.5 million (before tax effect) reducing accumulated other comprehensive loss, with $4.1 million being recorded as a reduction in non-interest income and $504,000 being recorded as an increase in interest income. Additionally, $279,000 in interest income was recorded during the three months ended September 30, 2026, related to the accretion of the portion of AOCI that was frozen as part of the re-designation. The $3.5 million is expected to accrete back into interest income in future periods until the terms of the swaps conclude in May 2028.

The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification in the Consolidated Statements of Financial Condition, at the dates indicated:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2026	2025

		(In Thousands)
Derivatives designated as hedging instruments
Active interest rate swaps	Accrued expenses and other liabilities	$11,923	$5,590

Total derivatives designated as hedging instruments		$11,923	$5,590

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$8,697	$5,663

Total derivatives not designated as hedging instruments		$8,697	$5,663

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$8,629	$5,646

Total derivatives not designated as hedging instruments		$8,629	$5,646

The following table presents, for the periods indicated, the effect of cash flow hedge accounting through AOCI on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2026	2025

	(In Thousands)
Terminated interest rate swap, net of income taxes	$—	$(1,580)
Hedge accounting adjustments to cash flow hedges, net of income taxes	2,681	—
Change in value on active interest rate swaps, net of income taxes	(2,217)	970
	$464	$(610)

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2026	2025

	(In Thousands)
Terminated interest rate swap, net of income taxes	$—	$(4,688)
Hedge accounting adjustments to cash flow hedges, net of income taxes	2,681	—
Change in value on active interest rate swaps, net of income taxes	(4,985)	7,823
	$(2,304)	$3,135

The following table presents, for the periods indicated, the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended September 30,
Cash Flow Hedges	2026		2025
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$74,121	$—	$79,079	$—
Total Interest Expense	—	23,852	—	28,306
	$74,121	$23,852	$79,079	$28,306

Terminated interest rate swap	$—	$—	$2,047	$—
Active interest rate swaps net settlements impact	(1,078)	—	(1,761)	—
Active interest rate swaps hedge accounting adjustment impact	504	—	—	—
Active interest rate swaps redesignation accretion impact	279	—	—	—
	$(295)	$—	$286	$—

	Nine Months Ended September 30,
Cash Flow Hedges	2026		2025
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Total Interest Income	$217,747	$—	$240,297	$—
Total Interest Expense	—	69,657	—	89,227
	$217,747	$69,657	$240,297	$89,227

Terminated interest rate swap	$—	$—	$6,075	$—
Active interest rate swaps net settlements impact	(3,131)	—	(5,260)	—
Active interest rate swaps hedge accounting adjustment impact	504	—	—	—
Active interest rate swaps redesignation accretion impact	279	—	—	—
	$(2,348)	$—	$815	$—

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

At September 30, 2026, the termination value of derivative agreements with our derivative dealer counterparties (related to loan level swaps with commercial lending customers and interest rate swaps to hedge risk related to the Company’s variable rate loans) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, was $67,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At September 30, 2026, the Company had given cash collateral to one derivative counterparty of $3.9 million to cover its net fair value position. This counterparty position included collateral from the counterparty of $8.8 million for commercial lending swaps and collateral from the Company of $12.3 million for interest rate swaps related to variable rate loans.

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

If the Company had breached any of these provisions at September 30, 2026 or December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

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

Financial results by operating segment (all attributed to the banking segment), including significant expense categories provided to the chief operating decision maker, are detailed below for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025

	(In Thousands)
Interest income	$74,121	$79,079
Interest expense	23,852	28,306
Net interest income	50,269	50,773

Credit loss income (expense)	674	(379)
Net interest income after credit loss expense	49,595	51,152

Non-interest Income
Commissions	486	566
Overdraft and insufficient funds fees	1,329	1,367
Point-of-sale and ATM fee income and service charges	3,328	3,290
Net gain on loan sales	909	916
Late charges and fees on loans	429	189
Historical cash flow hedge accounting adjustments	(4,060)	—
Fees from debit card contracts	382	348
Other income	609	386
	3,412	7,062

Non-interest Expense
Salaries and incentives	15,858	16,450
Employee benefits	3,761	3,734
Net occupancy expense	3,234	3,281
Technology, furniture and equipment expense	6,067	5,592
Postage	1,013	893
Insurance	1,091	1,110
Advertising	938	985
Office supplies and printing	250	238
Telephone	703	690
Legal, audit and other professional fees	1,060	1,248
Expense (income) on other real estate and repossessions	61	(142)
Intangible asset amortization	113	109
Travel meals and entertainment	1,013	883
Other operating expenses	1,112	1,045
	36,274	36,116

Income Before Income Taxes	16,733	22,098
Provision for Income Taxes	2,724	4,346
Net Income	$14,009	$17,752

	Nine Months Ended September 30,
	2026	2025

	(In Thousands)
Interest income	$217,747	$240,297
Interest expense	69,657	89,227
Net interest income	148,090	151,070

Credit loss expense	(249)	(837)
Net interest income after credit loss expense	148,339	151,907

Non-interest Income
Commissions	1,742	1,239
Overdraft and insufficient funds fees	3,808	3,848
Point-of-sale and ATM fee income and service charges	9,821	9,968
Net gain on loan sales	2,423	2,410
Late charges and fees on loans	870	772
Historical cash flow hedge accounting adjustments	(4,060)	—
Fees from debit card contracts	1,137	1,216
Other income	2,075	2,411
	17,816	21,864

Non-interest Expense
Salaries and incentives	48,713	48,928
Employee benefits	11,668	11,390
Net occupancy expense	11,119	9,663
Technology, furniture and equipment expense	17,729	16,178
Postage	2,827	2,649
Insurance	3,262	3,370
Advertising	2,146	1,980
Office supplies and printing	669	742
Telephone	2,093	2,101
Legal, audit and other professional fees	2,717	3,215
Expense (income) on other real estate and repossessions	30	(380)
Intangible asset amortization	329	325
Travel meals and entertainment	1,681	1,541
Other operating expenses	4,305	4,241
	109,288	105,943

Income Before Income Taxes	56,867	67,828
Provision for Income Taxes	9,587	13,130
Net Income	$47,280	$54,698

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2026, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2026, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and the assumption of related deposits in the St. Louis market. Other identifiable deposit intangible assets that were subject to amortization were amortized on a straight-line basis over a period of seven years and have been fully amortized.

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

In July 2026, the Company, through its subsidiary Great Southern Bank, entered into a naming rights agreement with CoxHealth related to a suite area within the Hulston Cancer Center in Springfield, Missouri. The terms of the agreement provide the naming rights to Great Southern Bank for a total cost of $300,000, to be paid over a period of five years. The Company amortizes the naming rights intangible assets through non-interest expense over a period not to exceed 20 years.

At September 30, 2026, the amortizable intangible assets included the arena naming rights of $3.9 million and the suite naming rights of $296,000, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. During the three months ended September 30, 2026 and 2025, the amortization expense of the arena naming rights and suite naming rights was $112,000 and $108,000, respectively. During the nine months ended September 30, 2026 and 2025, the amortization expense of the arena naming rights and suite naming rights was $329,000 and $325,000, respectively.

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

Our regular annual impairment assessment occurs in the third quarter of each year. The Company performed this annual review as of September 30, 2026, and concluded that no impairment of its goodwill or other intangible assets had occurred as of that date. While management believes no impairment existed as of September 30, 2026, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets as of the dates indicated is as follows:

	September 30,	December 31,
	2026	2025

	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$5,396
Arena Naming Rights	3,940	4,264
Other Naming Rights	296	—
	$9,632	$9,660

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

Additionally, the Federal Reserve acted decisively by slashing its benchmark interest rate to near zero and ensuring credit availability to businesses, households, and municipal governments. The Federal Reserve’s efforts largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. Purchases of Treasury and agency mortgage-backed securities totaling $120 billion each month by the Federal Reserve commenced shortly after the pandemic began. In November 2021, the Federal Reserve began to taper its quantitative easing (QE), winding down its bond purchases with its final open market purchase conducted on March 9, 2022. The federal government deficit was $2.8 trillion in fiscal 2021, close to $1.4 trillion in fiscal 2022, and $1.7 trillion in fiscal 2023. The Federal Reserve aggressively raised the federal funds interest rates from early 2022 through mid - 2023, pushing the federal funds rate to more than 5.50%, its highest level in 22 years. The Federal Reserve’s actions were motivated by surging inflation in 2021 caused by pandemic-fueled spending, which outpaced the ability of producers to supply goods and services after having been impacted by COVID-related shutdowns and clogged transportation systems. The Federal Reserve made some headway in its attempt to force inflation down. The federal funds rate range was between 5.25% to 5.50% until mid-September 2024. The target range decreased in December 2025 to 3.50%-3.75%, which carried over to the first half of 2026. In mid - September 2026, the fed funds rate increased to 3.75% - 4.00%.

The personal consumption expenditures (PCE) price index, the Federal Reserve’s preferred measure of inflation, eased from its peak of 7.1% in June 2022 to 2.9% in December 2023. At September 30, 2026, Core PCE, which excludes food and energy prices, rose to 3.1% from 2.9% one year ago; the Federal Reserve’s target is 2%.

Based on Moody’s U.S. Baseline Outlook and Alternative Scenarios Analysis dated October 2026, real GDP decelerated from 2.5% in the first quarter of 2026 to 2.2% in the second quarter of 2026 based on the third estimate from the Bureau of Economic Analysis. The October 2026 outlook on GDP growth for 2026 and 2027 is 2.3% and 1.9%, respectively, compared to September 2026’s report of 2.2% for 2026 and 2.0% for 2027.

Employment

The national unemployment rate rose slightly to 4.2% for September 2026 compared to 4.1% for August 2026. The number of unemployed individuals was 7.1 million as of September 2026. Healthcare employment continued its upward trend in September 2026 with an increase of 17,000, but at a slower pace than the average monthly gain over the prior 12 months of 33,000. Manufacturing employment was little changed in September 2026 at 9,000 but is up by 72,000 since a recent low in December 2025.

As of September 2026, the labor force participation rate (the share of working-age Americans employed or actively looking for a job) changed minimally at 61.8%. The unemployment rate for the Midwest, where the Company conducts most of its business, remained stagnant for September 2026 at 3.9%. Unemployment rates for September 2026 in the states where the Company has a branch or a loan production office were as follows: Arizona at 4.9%, Colorado at 4.1%, Georgia at 3.3%, Illinois at 4.6%, Iowa at 3.2%, Kansas at 3.8%, Minnesota at 4.5%, Missouri at 3.6%, Nebraska at 2.9%, North Carolina at 3.4% and Texas at 4.4%. These rates are relatively unchanged for a majority of those states compared to June 2026.

Single Family Housing

Existing-home sales increased by 1.5% compared to August 2026 and decreased by 2.2% compared to September 2025, to a seasonally adjusted annual rate of 3.99 million according to the National Association of REALTORS Existing-Home Sales report. In the Midwest, existing-home sales decreased to 3.0% in June 2026 at an annual rate of $980,000, up 2.1% from one year earlier.

The median existing-home sales price rose 1.3% from September 2025 to $417,000 in September 2026. The median price in the Midwest in September 2026 was $329,600, up 3.1% from September 2025. The South region reported a median price increase when compared to the prior year of 0.2% and the West region reported a median price decrease when compared to the prior year of 0.3%.

Total housing inventory registered at the end of September 2026 was 1.60 million units, up 1.9% from August 2026 and up 4.6% from one year ago. Unsold inventory sat at a 4.8-month supply at the end of September 2026, unchanged from August 2026 and up from a 4.5-month supply from one year ago.

New home construction dropped precipitously after the financial crisis of 2007-2008 and has yet to fully recover. Issues contributing to the country’s current housing shortage include increasing labor and materials costs, availability of building materials, increased interest rates and tighter lending underwriting standards. Single-family housing starts in September 2026 were at an annual rate of 859,000, 4.6% below the revised figure for August 2026 of 900,000.

Sales of new single‐family houses in September 2026 were at a seasonally adjusted annual rate of 676,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development. This was 0.6% below the August 2026 rate of 680,000 and 5.3% below the September 2025 rate of 714,000.

The median sales price of new houses sold in September 2026 was $400,400, which was 3.9% above the August 2026 median of $385,400. The seasonally adjusted estimate of new houses for sale at the end of September 2026 represented a supply of 8.4 months at the current sales rate.

According to Freddie Mac, the average commitment rate for a 30-year, fixed-rate mortgage was 7.32% as of October 22, 2026, up from 6.19% one year ago.

Other Residential (Multi-Family) Housing and Commercial Real Estate

According to CoStar, the U.S. apartment market is moving toward improved supply-demand balance, but conditions remain soft. Net deliveries in the third quarter of 2026 slowed to 142,000 units, which is down 29% from a year earlier. Over the most recent four trailing quarters ending in the third quarter of 2026, deliveries totaled roughly 431,000 units, a decline of approximately 24% year over year. Deliveries are expected to decline further in the fourth quarter of 2026 as the development pipeline continues to shrink. These declines mark a significant shift from the supply surge that shaped market conditions over the past several years.

In 2026, overall vacancy has declined to 7.9%, reflecting improving occupancy among newly delivered projects as lease-up continues. This decline is a reflection on both recently completed supply and stabilized properties. Excluding new supply in lease-up, stabilized vacancy stands at 6.6%, declining 40 basis points from its peak in the fourth quarter of 2025, as occupancy pressure at existing properties begins to ease. Geographic variation remains a defining factor of multifamily performance. The South and Mountain regions continue to account for many of the nation’s highest-vacancy markets as they work through a substantial overhang of recent supply, though conditions have started to improve. Thirteen of sixteen markets with vacancy above 10% recorded consecutive declines in the third quarter, with improving conditions in many of the markets most affected by the recent construction cycle. Charlotte, Phoenix and Jacksonville were among the markets posting meaningful improvements. On the positive end, many Pacific and Northeast markets remain among the nation’s most balanced. Midwest markets remain comparatively balanced, but vacancy is beginning to drift higher in parts of the region as new projects near completion.

Per CoStar, rent growth across various areas is expected to improve gradually as completions continue to decline, though progress is likely to remain incremental and uneven across markets and property types toward late 2026 and into 2027. Rent declines remain concentrated in markets that received the largest volume of new supply during the development cycle, including San Antonio (-1.9%), Austin (-1.4%), Denver (-1.1%) and Houston and Phoenix, both down (-1.0%). Conditions have improved significantly over the past year, when weakness was both deeper and more widespread and several markets were recording annual rent declines of 3 to 4%.

Trailing four quarter sales volume was essentially flat in the third quarter of 2026 compared with the same period a year earlier, the smallest annual increase since the third quarter of 2024. The market has become more guarded. Investors adjusted to a sharp repricing of interest rate expectations. Treasury yields, which hovered in the mid-4% range in early July, rose during the third quarter and reached 5.3% for the first time since 2002. Cap rates have responded to slower sales volume growth and higher borrowing costs, although the pattern varies by segment. Cap rates for properties with 100 to 250 units have grown throughout 2026, with asset quality influencing the level. Within this size range, 3 Star assets generally trade in the upper 5% range, while cap rates for 4- and 5-Star assets may be 25 to 50 basis points lower.

Our market areas reflected the following apartment vacancy levels as of September 2026: Springfield, Missouri at 7.5%, St. Louis 9.9%, Kansas City 8.7%, Minneapolis at 6.0%, Dallas-Fort Worth 11.3%, Chicago 5.1%, Atlanta 10.8%, Phoenix 10.6%, Denver 9.9% and Charlotte, North Carolina 11.1%.

The office sector continued to see demand rebound in the third quarter of 2026, with growth in the last five consecutive quarters. The national vacancy rate fell to 13.6% as of September 30, 2026 from a record high of 14.2% at midyear 2025. Given the overall improvement in performance, the forecast anticipates a continued high level of vacancy through the remainder of 2026, followed by a gradual decrease, driven primarily by an ongoing supply-side adjustment. This has all occurred despite an overall lack of hiring by firms in the traditional office-using powerhouse industries of information, finance, and professional services. Collectively, organizations in these knowledge-based economic sectors have shed roughly 700,000 jobs since early 2023. The long-term projections are still uncertain on how much recovery the office market will see.

The demand recovery is complex and variable both across and within the country’s major cities according to CoStar. Leasing volumes remain depressed in various markets, including Atlanta, Chicago, Los Angeles, Philadelphia, Seattle, and Washington, DC. Furthermore, the structure of tenants in the market has shifted severely. The quarterly number of lease deals executed over the past year has been near the highest in a decade. However, per CoStar, the average size remains roughly 15% smaller than in the late 2010s, a geographically broad trend that has persisted for more than two years.

Office asking rents have risen 2.5% over the past year. Class A prime location rents have increased sharply in some submarkets, with demand concentrating in premium buildings. Meanwhile, Class A buildings in non-premium areas have struggled until recently to maintain steady rents. Constricting availability has helped to stabilize rents in this tier of buildings in some markets, but not all. In certain submarkets, highly amenitized and/or transit-oriented areas, asking rents have resumed growth at or above the rate of inflation.

Office sales volume continues to gain ground, but the recovery remains uneven. Trailing four quarter sales volume increased more than 10% in September 2026 from a year earlier, while transaction counts fell 3%. Activity remains concentrated in the middle of the quality range, where 3- and 4-Star properties posted small annual increases. Higher quality properties recorded declines in both sales volume and transaction counts. In both instances, prices increased over the prior year. The recovery in office investment is progressing, but it is not lifting all properties equally.

As of September 2026, national office vacancy rates remained stable at 13.6%, while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.6%, St. Louis at 11.3%, Kansas City 10.5%, Minneapolis 12.3%, Dallas-Fort Worth at 16.8%, Chicago at 16.8%, Atlanta at 16.2%, Denver at 17.9%, Phoenix at 15.4% and Charlotte, North Carolina at 12.5%.

The U.S. retail market reported retail rent growth holding momentum through the third quarter of 2026, with the national average asking rent hovering around 1.7% year-over-year as reported by CoStar. Regional patterns reflect differences in supply and demand. Palm Beach leads the nation with 7.6% annual rent growth, followed by Cincinnati at 6.1%, Nashville at 5.6%, Tucson at 5.3% and Columbus at 5.0%. Several Midwest markets have reaccelerated after years of muted growth, as limited development and steady backfilling tightened availability. Northern New Jersey, Phoenix and Charlotte also rank among the top performers. Rent growth is forecast to hold near 1.7% for 2026 before accelerating to about 2.6% in 2027. With limited new construction and steady store expansion, landlords are able to control more pricing power as leases signed at lower rates roll over. There is a risk of a pullback in consumer spending from continuing inflation and higher borrowing costs, which could slow sales growth and reduce retailers’ capacity to absorb higher occupancy costs.

Demand remained strong for a second straight quarter, confirming that the occupancy losses recorded early in the year were a temporary setback. Net absorption totaled about 9.8 million SF in the 3rd quarter of 2026 after 10.3 million SF in the 2nd quarter of 2026. Trailing 12-month absorption reached 23.6 million SF, which is a marked turnaround from 2025, when the sector posted a small net occupancy loss as bankruptcies and liquidations returned millions of square footage to the market. Tight supply is shaping where demand lands and performance varies across formats. General retail, which includes freestanding and single-tenant buildings, remains the tightest segment at 2.8% vacancy. Malls continue to improve, with vacancy down 30 basis points year to date to 7.9% as redevelopment and backfilling of anchor box stores gain traction. Neighborhood and strip center vacancy has edged higher, to 6.4% and 5.2% respectively, reflecting the lingering effect of small-shop and junior-anchor closures.

During the third quarter of 2026, national retail vacancy rates remained steady at 4.3% while our market areas reflected the following vacancy levels: Springfield, Missouri at 3.1%, St. Louis at 3.7%, Kansas City at 4.5%, Minneapolis at 2.2%, Dallas-Fort Worth at 5.1%, Chicago at 4.8%, Atlanta at 4.5%, Phoenix at 4.5%, Denver at 4.3%, and Charlotte, North Carolina at 3.4%.

CoStar is reporting new leasing remains healthy for the U.S. Industrial market as a whole; however, renewals have slowed significantly. The separation shows that improving gross leasing does not translate one-for-one into net absorption. Relocations can create occupancy in a new building while leaving space behind elsewhere, making the pace of backfilling older properties an important measure of the recovery going forward. Market performance remains uneven. Dallas-Fort Worth and Austin lead the leasing recovery, averaging 97% and 95% of their prior leasing peaks. Houston has also returned to its historical peak for leases of at least 200,000 square feet. At the other end of the spectrum, St. Louis, East Bay and Cincinnati remain well below prior peaks, illustrating that the national rebound is not yet broad-based.

While new supply additions have outpaced net absorption over the 12-month period ended in the third quarter, the gap between demand and supply has tightened. However, the supply overhang still remains. Newly completed projects are in the leasing stage, and vacancy remains elevated across much of the logistics market, particularly among midsized buildings that received the greatest concentration of speculative development. Annual market asking rent growth has slowed to 1.3%, with quarterly rent growth currently at -0.1%, reflecting elevated availability and ongoing competition for tenants between new and existing buildings.

Industrial investment activity continued to expand in the third quarter of 2026, although the pace of improvement tempered. Trailing 12-month sales volume reached just under $200 billion, approximately 20% above the same period a year earlier. Transaction counts rose 8% compared to the trailing 12 months ending in the third quarter of 2025. That is meaningful progress, but momentum is softening; the market is still advancing, just with less force. If consumer spending on goods continues to worsen due to inflationary shocks, the effect could lead to less inventory on held on hand, which would translate to higher vacancy and a longer path to recovery. A mild near-term recession would likely push vacancy into the 8% to 9% range and result in the first material decline in the national U.S. rent average since the Great Recession.

For the third quarter of 2026, national industrial vacancy was 7.2% while our market areas reflected the following industrial vacancy levels: Springfield, Missouri at 1.6%, St. Louis at 5.2%, Kansas City at 5.7%, Minneapolis 4.3%, Dallas-Fort Worth at 7.5%, Chicago at 5.0%, Atlanta at 8.3%, Phoenix at 10.3%, Denver at 9.2% and Charlotte, North Carolina at 9.1%.

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

Great Southern’s total assets increased $222.4 million, or 4.0%, from $5.60 billion at December 31, 2025, to $5.82 billion at September 30, 2026. Details of the current period changes in total assets are provided below, under “Comparison of Financial Condition at September 30, 2026 and December 31, 2025.”

Loans. Net outstanding loans decreased $108.4 million from December 31, 2025, to $4.25 billion at September 30, 2026. The decrease was primarily in commercial real estate loans and other residential (multi-family) loans, partially offset by an increase in construction loans. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurance can be given that our loan growth will match or exceed the average level of growth achieved in prior years. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Until 2025, the Company had experienced total loans receivable balances that were stable to growing. Total commercial real estate and commercial construction balances were fairly stable over the preceding five years. One- to four-family loan totals increased in 2022 and have since decreased each year. Recent significant growth occurred in other residential (multi-family) loans up until 2025; however, other residential (multi-family) loan balances decreased in 2025 and in the first nine months of 2026. Most of Great Southern’s loans are generated in its primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Charlotte, Chicago, Dallas, Denver and Phoenix. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. All new loan originations that exceed lender approval authorities are subject to review and approval by Great Southern’s loan committee. Generally, the Company considers commercial construction, consumer, other residential (multi-family) and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For other residential (multi-family), commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans, other than home equity loans, are primarily secured by new or used motor vehicles and these loans are subject to underwriting standards designed to assure portfolio quality. In 2019, the Company discontinued indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At both September 30, 2026 and December 31, 2025, 0.2% of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At September 30, 2026 and December 31, 2025, 0.0% and 0.4% of our non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination, respectively.

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

Available-for-sale Securities. In the nine months ended September 30, 2026, available-for-sale securities increased $329.4 million, or 62.9%, from $523.8 million at December 31, 2025, to $853.2 million at September 30, 2026 due to the purchase of approximately $400 million of agency mortgage-backed securities and collateralized mortgage obligation during the third quarter of 2026, partially offset by monthly principal payments on investment securities and decreases in market value of the available-for-sale securities. For further information on investment securities, see Note 5 to the accompanying financial statements contained in this Report.

Held-to-maturity Securities. In the nine months ended September 30, 2026, held-to-maturity securities decreased $10.2 million, or 5.7%, from $179.2 million at December 31, 2025, to $169.0 million at September 30, 2026, due to principal payments on mortgage-backed securities and collateralized mortgage obligations.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, internet channels and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2026, total deposit balances decreased $412.8 million, or 9.2%. Compared to December 31, 2025, brokered deposits decreased $299.7 million, or 45.2%, to $363.8 million, transaction account balances decreased $43.3 million, or 1.4%, to $3.09 billion, and retail certificates of deposit decreased $69.9 million, or 10.2%, to $618.6 million at September 30, 2026. As loans receivable decreased and other funding options became more attractive, the Company elected not to replace some of its maturing brokered deposits. The Company, from time to time, uses brokered deposits of select maturities and interest rate structures to supplement its various funding channels and to manage interest rate risk. The decrease in transaction accounts was primarily a result of a decrease in various NOW and money market accounts, as non-interest-bearing checking accounts increased $29.3 million. Retail time deposits decreased due to a decrease in retail certificates generated or maintained through the banking center network. Competition for time deposits has been, and remains, significant in most of our markets.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations. See “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2026 and 2025 – Liquidity” below for further information on funding sources.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $7.2 million from $48.4 million at December 31, 2025 to $41.2 million at September 30, 2026. These balances fluctuate over time based on customer demand for this product.

Short-term borrowings and other interest-bearing liabilities. Short term borrowings and other interest-bearing liabilities increased $664.6 million from $330.9 million at December 31, 2025 to $995.5 million at September 30, 2026. The Company’s FHLBank term advances were $-0- at both September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, there were $995.0 million and $330.0 million, respectively, in overnight borrowings from the FHLBank, which were included in short term borrowings. The increase in overnight borrowings from the FHLBank was used to fund the purchase of approximately $400 million of agency mortgage-backed securities and collateralized mortgage obligations during the third quarter of 2026 and to replace maturing brokered deposits.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% in December 2015, the FRB had last changed interest rates in December 2008. The FRB also implemented rate increases of 0.25% on eight additional occasions between December 2016 and December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25% and 0.25% in September, November, and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented rate decreases of 0.25% in each of September, October, and December 2025, respectively. At December 31, 2025, the Federal Funds rate was 3.75%. In September 2026, the FRB implemented a rate increase of 0.25%. At September 30, 2026, the Federal Funds rate was 4.00%. Financial markets expect the Federal Funds interest rate to remain steady or to increase modestly by the end of 2026, with additional rate increases currently expected in 2027.

Great Southern’s loan portfolio includes loans ($1.69 billion at September 30, 2026) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2026. Nearly all of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($579.6 million at September 30, 2026) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. At September 30, 2026, nearly all of these SOFR and “prime rate” loans had fully indexed rates that were at or above their floor rate and in most cases well above the floor rate.

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

As of September 30, 2026, Great Southern’s interest rate risk models indicated that, generally, rising interest rates would be expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates would be expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

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

Beginning in March 2022, market interest rates, including LIBOR interest rates, SOFR interest rates and “prime” interest rates, began to increase rapidly. This resulted in increasing loan yields and expansion of our net interest income and net interest margin throughout 2022 and into the first three months of 2023. In 2023, market interest rate increases moderated and loan yield increases moderated in line with market rates. However, there has been increased competition for deposits and other sources of funding since March 2023, resulting in higher costs for those funds. Deposit and other funding costs moderated some in late 2024 as the FRB cut the federal funds rate. Deposit and other funding costs further moderated in late 2025 as the FRB cut the federal funds rate three times, but competition for deposits remained significant into the first nine months of 2026. Funding costs increased in the third quarter of 2026 as market interest rates increased with expectations for higher inflation and for market interest rates to remain higher for longer. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided below, under “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2026 and 2025.”

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

Business Initiatives

The Company’s focus on technology initiatives and advancements with its core provider and key partners continues. These investments in both foundational projects and a heightened customer experience drive and sustain an organizational emphasis on innovation and forward progress.

In August 2026, the Bank launched an expanded eDocs initiative to Online Banking customers. The effort responds to a customer satisfaction need while reducing operational costs. A continued expansion of electronic document offerings is ongoing.

The banking center located at 3839 Indian Hills Dr. in Sioux City, Iowa, temporarily closed July 3, 2026, for a complete remodel and is scheduled to reopen in November 2026. This investment brings a fully refreshed banking center to the Bank’s Sioux City customers, including updated and brightened interiors, updated technology, and the installation of two drive-thru Live Teller ATMs offering extended banking hours for customer convenience. During the temporary closure, customers are being served by six additional banking centers and 15 ATM locations in the greater Sioux City area.

As of October 1, 2026, the Company completed consolidations of nine banking centers identified in a regular operational review earlier in the year. The locations were each consolidated into other nearby Great Southern locations, and a total of 66 positions were eliminated across various Company divisions, including those within the impacted banking centers. These decisions were part of routine business maintenance as the organization evaluated products, services and workforce to align with changing market dynamics. Of the nine consolidated banking centers, one was in Arkansas, one was in Kansas, two were in Iowa and five were in Missouri. The Arkansas banking center was consolidated into a nearby Missouri banking center, leaving no remaining locations in Arkansas.

The banking center consolidations and the workforce reductions are expected to result in approximately $2.3 - $2.7 million in annual pre-tax income improvement, beginning in the fourth quarter of 2026. This estimate incorporates compensation, facility and other non-interest expense savings, expected to be $4.4 - $4.8 million annually. This expense savings is expected to be partially offset by some customer deposit attrition over time related to the branch closures, resulting in additional interest expense on alternative funding sources along with reduced non-interest income generated from these deposit accounts. If deposit account attrition is ultimately greater than our estimates, it may negatively impact our anticipated annual pre-tax income improvement. At June 30, 2026, total demand deposits at the nine banking centers were approximately $170 million and retail time deposit balances were approximately $25 million.

As part of its organizational review of products and services, Great Southern expanded its Live Teller ATM network with four new locations, including its first installations in the Des Moines, Iowa, market and a new Great Southern Express-branded location in Ozark, Mo. With these additions, the Company currently operates 44 active Live Teller ATMs across its footprint, offering extended banking hours and enhanced convenience for customers.

Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services to customers. The Company currently operates 78 retail banking centers in Missouri, Iowa, Kansas, Minnesota and Nebraska and commercial lending offices in Atlanta, Charlotte, Chicago, Dallas, Denver and Phoenix. The common stock of Great Southern Bancorp, Inc. is listed on the Nasdaq Global Select Market under the symbol “GSBC.”

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

During the nine months ended September 30, 2026, the Company’s total assets increased by $222.4 million to $5.82 billion. The increase was primarily due to an increase in investment securities, partially offset by a decrease in net loans.

Cash and cash equivalents were $161.7 million at September 30, 2026, a decrease of $27.8 million, or 14.7%, from $189.6 million at December 31, 2025. The decrease in cash and cash equivalents was partially used to fund the purchase of available-for-sale securities.

The Company’s available-for-sale securities increased $329.4 million, or 62.9%, compared to December 31, 2025. This increase was related to the purchase of approximately $400 million of agency mortgage-backed securities and collateralized mortgage obligations during the third quarter of 2026. This increase was partially offset by monthly principal payments on investment securities and decreases in market value of the available-for-sale securities. The available-for-sale securities portfolio was 14.7% of total assets at September 30, 2026 and 9.4% of total assets at December 31, 2025.

The Company’s held-to-maturity securities decreased $10.2 million, or 5.7%, compared to December 31, 2025. This decrease was primarily due to monthly payments received related to the portfolio of mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity securities portfolio was 2.9% of total assets at September 30, 2026 and 3.2% at December 31, 2025.

Net loans decreased $108.4 million from December 31, 2025, to $4.25 billion at September 30, 2026. This decrease was primarily in commercial real estate loans ($95.8 million decrease) and other residential (multi-family) loans ($105.6 million decrease), partially offset by an increase in construction loans ($83.0 million increase). The net increase in construction loans primarily related to draws to fund work in progress on existing multi-family and commercial real estate projects. The net decrease in other residential (multi-family) loans and commercial real estate loans was primarily related to several large loan repayments in 2026. The pipeline of the unfunded portion of loans and formal loan commitments remained strong at September 30, 2026, with the largest portion of these unfunded balances represented by the unfunded portion of outstanding construction loans ($640.8 million).

Total liabilities increased $246.0 million from December 31, 2025, to $5.21 billion at September 30, 2026. This increase was primarily due to an increase in overnight borrowings from the Federal Home Loan Bank, partially offset by a decrease in the balance of brokered deposits, time deposits, and interest-bearing transaction deposit accounts. The increase in investment securities was primarily funded by borrowings from the Federal Home Loan Bank.

Total deposits decreased $412.8 million, or 9.2%, from $4.48 billion at December 31, 2025 to $4.07 billion at September 30, 2026. Transaction account balances decreased $43.3 million, from $3.13 billion at December 31, 2025 to $3.09 billion at September 30, 2026. Total interest-bearing checking accounts decreased $72.6 million while total non-interest-bearing checking accounts increased $29.3 million. Retail certificates of deposit decreased $69.9 million compared to December 31, 2025, to $618.6 million at September 30, 2026, due to increased competition for these types of deposits.

Brokered deposits decreased $299.7 million to $363.8 million at September 30, 2026, compared to $663.4 million at December 31, 2025. The Company elected to utilize FHLBank borrowings as interest rates on new brokered deposits increased because of a high level of competition for those funds. The Company has the capacity to further expand its use of brokered deposits if it chooses to do so. Of the total brokered deposits at September 30, 2026, $300.0 million were floating rate deposits, which adjust daily, based on the effective federal funds rate index. The Company has also utilized brokered deposits with maturities within six months as part of its interest rate risk management strategies.

The Company’s term FHLBank advances were $-0- at both September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short-term borrowings category. The Company may utilize both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short-term borrowings and other interest-bearing liabilities increased $664.6 million from $330.9 million at December 31, 2025 to $995.5 million at September 30, 2026. At September 30, 2026, substantially all of this total represented overnight borrowings from the FHLBank, which were used to offset decreases in time deposits and brokered deposits, compared to $330.0 million of overnight borrowings from the FHLBank at December 31, 2025.

Securities sold under reverse repurchase agreements with customers decreased $7.2 million, or 14.9%, from $48.4 million at December 31, 2025 to $41.2 million at September 30, 2026. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity decreased $23.6 million, or 3.7%, from $636.1 million at December 31, 2025 to $612.5 million at September 30, 2026. Stockholders’ equity decreased due to the increase in accumulated other comprehensive loss (a reduction in equity) of $33.2 million during the nine months ended September 30, 2026 (thereby decreasing total stockholders’ equity), primarily due to decreases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges, as a result of increased market interest rates. Additionally, stockholders’ equity decreased due to repurchases of the Company’s common stock totaling $37.5 million and dividends declared on common stock of $14.0 million. Partially offsetting these changes were net income of $47.3 million for the nine months ended September 30, 2026 and a $13.8 million increase in stockholders’ equity due to stock option exercises during the period.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

General

Net income was $14.0 million for the three months ended September 30, 2026 compared to $17.8 million for the three months ended September 30, 2025. This decrease of $3.8 million, or 21.1%, was primarily due to a decrease in non-interest income of $3.7 million, or 51.7%, an increase in provision for credit losses on unfunded commitments of $1.1 million, or 277.8%, a decrease in net interest income of $504,000, or 1.0%, and an increase in non-interest expense of $158,000, or 0.4%, partially offset by a decrease in income tax expense of $1.6 million, or 37.3%.

Net income was $47.3 million for the nine months ended September 30, 2026 compared to $54.7 million for the nine months ended September 30, 2025. This decrease of $7.4 million, or 13.6%, was primarily due to a decrease in non-interest income of $4.0 million, or 18.5%, an increase in non-interest expense of $3.3 million, or 3.2%, a decrease in net interest income of $3.0 million, or 2.0%, and an increase in provision for credit losses on unfunded commitments of $588,000, or 70.3%, partially offset by a decrease in income tax expense of $3.5 million, or 27.0%.

During the three months ended September 30, 2026, the Company identified historical periods in which variable-rate loan balances meeting the original cash flow hedge designation criteria were insufficient to support the full designated notional amount of its interest rate swaps. Accordingly, portions of the swaps were not eligible to receive hedge accounting treatment during those periods. Related historical fair-value changes and settlements were required to be recognized in earnings rather than being accounted for under the original cash flow hedge designations. Consequently, amounts previously recorded in accumulated other comprehensive income relating to this portion of forecasted interest receipts determined to be probable of not occurring were reclassified into earnings. These historical adjustments resulted in a one-time, non-cash reclassification charge of approximately $3.5 million (before tax effect), comprised of a $4.1 million reduction in non-interest income and a $504,000 increase in interest income. Including a benefit to interest income noted below, the net pre-tax impact of $3.3 million (approximately $2.5 million after-tax, or $0.23 per diluted share) had zero impact on total stockholders’ equity and cash balances in the 2026 period.

The Company adopted ASU 2025-09 and separately redesignated its two existing interest rate swaps, with a combined notional amount of $400 million, into new cash flow hedging relationships supported by an expanded population of qualifying variable-rate loans. Amounts remaining in AOCI associated with forecasted interest receipts still probable of occurring will be reclassified into earnings over the periods in which those receipts affect earnings. The off-market fair values of the swaps at redesignation will be recognized through the new hedge accounting relationships, providing an offsetting earnings effect. The net future earnings benefit associated with these two components is expected to be approximately $3.5 million through May 2028, including $279,000 recognized in the three months ended September 30, 2026. Consequently, the $3.5 million charge to income in the three months ended September 30, 2026 is expected to be fully offset by future increases in interest income over the remaining lives of the redesignated interest rate swaps

The nine months ended September 30, 2026 results also were negatively impacted by non-recurring expenses recorded in the three months ended June 30, 2026, related to the consolidation of nine banking centers and other operational areas. In June 2026, the Company decided to consolidate operations of nine banking centers into other nearby Great Southern banking center locations. Accounting rules require that related costs and expected losses be recorded immediately, while any expected gains are not recorded until realized. Upon evaluating the carrying value and estimated market value of each affected location (all of which are owned facilities), a valuation allowance of $1.4 million was recognized in the three months ended June 30, 2026 related to four of the locations. The Company currently does not expect to ultimately realize losses on the sale of the other five properties and expects the eventual aggregate selling price of all affected properties will exceed the combined carrying value of the affected locations. In addition to the valuation allowance, severance expense of $234,000 was recognized in the three months ended June 30, 2026 related to the termination of 39 employees due to the closure of the nine banking centers.

The Company also announced a limited number of other operational workforce reductions, including the closure of two commercial lending locations. These reductions resulted in the recognition of $327,000 in severance costs related to 27 employees along with $163,000 in remaining lease expense associated with one of the commercial lending locations.

The $2.1 million of expenses outlined above are included in the Consolidated Statements of Income under “Noninterest Expense – Net Occupancy and Equipment Expense” and “Noninterest Expenses – Salaries and employee benefits,” respectively, in the results for the nine months ended September 30, 2026.

For the three months ended September 30, 2026, the Company reported that annualized return on average common equity was 8.68%, annualized return on average assets was 0.99%, annualized net interest margin was 3.75% and the efficiency ratio was 67.57%, compared to 11.30%, 1.23%, 3.72% and 62.45%, respectively, for the quarter ended September 30, 2025.

Excluding the non-cash cash flow hedge accounting adjustments referenced above, for the three months ended September 30, 2026, net income was $16.5 million, earnings per diluted common share were $1.50, annualized return on average common equity was 10.24%, annualized return on average assets was 1.17%, and the efficiency ratio was 63.69%. A reconciliation of these non-GAAP calculations is detailed in “Non-GAAP Financial Measures” below.

Total Interest Income

Total interest income decreased $5.0 million, or 6.3%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was due to a $6.8 million, or 9.5%, decrease in interest income on loans, partially offset by a $1.9 million, or 26.6%, increase in interest income on investment securities and other interest-earning assets. Interest income from loans decreased during the three months ended September 30, 2026 compared to the same period in 2025 due to lower average balances and average rates of interest. Additionally, interest income decreased due to the full recognition of terminated swap income accretion in October 2025. Partially offsetting these decreases, interest income from investment securities increased during the three months ended September 30, 2026 compared to the same period in 2025 due to higher average balances and average rates of interest.

Total interest income decreased $22.6 million, or 9.4%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was due to a $23.4 million, or 10.7%, decrease in interest income on loans, partially offset by an $839,000, or 3.9%, increase in interest income on investment securities and other interest-earning assets. Interest income from loans decreased during the nine months ended September 30, 2026 compared to the same period in 2025 due to lower average balances and average rates of interest. Additionally, interest income decreased due to the conclusion of the recognition of terminated swap income accretion in October 2025. Partially offsetting these decreases, interest income from investment securities increased during the nine months ended September 30, 2026 compared to the same period in 2025 due to higher average balances and average rates of interest.

Interest Income – Loans

During the three months ended September 30, 2026 compared to the three months ended September 30, 2025, interest income on loans decreased $6.8 million. Of the $6.8 million decrease in interest income on loans, $4.0 million was due to lower average loan balances, which fell from $4.60 billion during the three months ended September 30, 2025, to $4.34 billion during the three months ended September 30, 2026. Since September 30, 2025, net loan payoffs have been elevated, resulting in a lower average balance of loans receivable in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The remaining decrease in interest income on loans of $2.8 million was due to a decrease in average yield on loans, from 6.21% during the three months ended September 30, 2025 to 5.96% during the three months ended September 30, 2026. This decrease was primarily because of a reduction in the federal funds rate in the latter portion of 2025, along with the completion of recognition of income in October 2025 from a terminated interest rate swap.

During the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, interest income on loans decreased $23.4 million. Of the $23.4 million decrease in interest income on loans, $12.1 million was due to lower average loan balances, which decreased from $4.70 billion during the nine months ended September 30, 2025, to $4.43 billion during the nine months ended September 30, 2026. The remaining decrease in interest income on loans of $11.2 million was due to a decrease in the average yield on loans, from 6.23% during the nine months ended September 30, 2025 to 5.90% during the nine months ended September 30, 2026. The reasons for these decreases are the same as those noted above for the three-month comparison.

In October 2018, the Company entered into an interest rate swap transaction, which was terminated early, at the Company’s election, in March 2020. Upon termination, the Company received $45.9 million, inclusive of accrued but unpaid interest, from its swap counterparty. The net amount, after deducting accrued interest and deferred income taxes, was accreted to interest income on loans monthly until the originally scheduled termination date of October 6, 2025, at which point these accretions ceased. There was no further interest income impact related to this swap after that date. The Company recorded interest income related to the interest rate swap of $2.0 million and $6.1 million in the three and nine months ended September 30, 2025, respectively.

In July 2022, the Company entered into two additional interest rate swap transactions as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of each swap is $200 million with an effective date of May 1, 2023 and a termination date of May 1, 2028. Under the terms of one swap, the Company receives a fixed rate of interest of 2.628% and pays a floating rate of interest equal to one-month USD-SOFR OIS. Under the terms of the other swap, the Company receives a fixed rate of interest of 5.725% and pays a floating rate of interest equal to one-month USD-Prime. In each case, the floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly. To the extent the fixed rate of interest exceeds the floating rate of interest, the Company receives net interest settlements, which are recorded as loan interest income. If the floating rate of interest exceeds the fixed rate of interest, the Company pays net settlements to the counterparty and records those net payments as a reduction of interest income on loans. The Company recorded a reduction of loan interest income related to net settlements on these swap transactions of $1.1 million and $1.8 million in the three months ended September 30, 2026 and 2025, respectively. The Company recorded a reduction of loan interest income related to net settlements on these swap transactions of $3.1 million and $5.3 million in the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the USD-Prime rate was 7.000% and the one-month USD-SOFR OIS rate was 3.747%.

In the three months ended September 30, 2026, the Company also recorded an increase of loan interest income of $783,000. Of this amount, $504,000 related to the initial recording of the hedge accounting adjustment and $279,000 related to the accretion recognition from the net reclassification of frozen AOCI and the off-market components of the redesignated interest rate swaps.

If market interest rates remain near or above their current levels, the Company’s interest rate swaps will continue to have a negative impact on net interest income. Market interest rate decreases will reduce the negative impact of these swaps.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $2.0 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Of this increase, $1.4 million was primarily due to a $160.6 million increase in average balances from $722.9 million during the three months ended September 30, 2025, to $883.5 million during the three months ended September 30, 2026. Average balances of securities increased primarily due to the purchase of approximately $400 million of agency mortgage-

backed securities and collateralized mortgage obligations during the third quarter of 2026, partially offset by normal monthly payments received related to the portfolio of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. Additionally, interest income on investments increased $566,000 as a result of higher average interest rates, from 3.34% during the three months ended September 30, 2025, to 3.63% during the three months ended September 30, 2026.

Interest income on investments increased $1.5 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Of the $1.5 million increase in interest income on investments, $1.1 million was due to a $43.0 million increase in average balances from $729.4 million during the nine months ended September 30, 2025, to $772.4 million during the nine months ended September 30, 2026. Additionally, interest income on investments increased $444,000 as a result of higher average interest rates, from 3.35% during the nine months ended September 30, 2025, to 3.43% during the nine months ended September 30, 2026.

Interest income on other interest-earning assets decreased $126,000 in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Of the $126,000 decrease, $109,000 was due to a decrease in average interest rates from 4.14% during the three months ended September 30, 2025, to 3.66% during the three months ended September 30, 2026. The decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2025. Additionally, interest income decreased $17,000 as a result of a decrease in average balances from $93.0 million during the three months ended September 30, 2025, to $91.4 million during the three months ended September 30, 2026, mainly due to the Company’s maintaining modestly lower average balances in its account at the Federal Reserve Bank.

Interest income on other interest-earning assets decreased $699,000 in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Of the $699,000 decrease in interest income on other interest-earnings assets, $468,000 was due to a decrease in average interest rates from 4.23% during the nine months ended September 30, 2025, to 3.56% during the nine months ended September 30, 2026. The decline in the average interest rate was directly attributable to the decrease in the federal funds rate in the latter portion of 2025. Additionally, interest income decreased $231,000 as a result of a decrease in average balances from $98.5 million during the nine months ended September 30, 2025, to $90.8 million during the nine months ended September 30, 2026, due mainly to the Company’s maintaining modestly lower average balances in its account at the Federal Reserve Bank.

Total Interest Expense

Total interest expense decreased $4.5 million, or 15.7%, during the three months ended September 30, 2026, when compared with the three months ended September 30, 2025. Interest expense on deposits decreased $7.9 million, or 32.9%, interest expense on securities sold under reverse repurchase agreements decreased $159,000, or 53.5%, and interest expense on subordinated debentures issued to capital trusts decreased $41,000, or 10.1%. Partially offsetting these decreases, interest expense on short-term borrowings increased $3.6 million, or 100.4%.

Total interest expense decreased $19.6 million, or 21.9%, during the nine months ended September 30, 2026, when compared with the nine months ended September 30, 2025. Interest expense on deposits decreased $20.7 million, or 28.3%, interest expense on securities sold under reverse repurchase agreements decreased $673,000, or 64.7%, and interest expense on subordinated debentures issued to capital trusts decreased $116,000, or 9.8%. In addition, interest expense on subordinated notes decreased $2.0 million, or 100.0%, as the notes were fully redeemed in June 2025. Partially offsetting these decreases, interest expense on short-term borrowings increased $3.9 million, or 32.3%.

Interest Expense – Deposits

Interest expense on demand and savings deposits decreased $1.6 million during the three months ended September 30, 2026, when compared to the three months ended September 30, 2025. Of the $1.6 million decrease in interest expense on demand and savings deposits, $1.3 million was due to a decrease in average rates of interest from 1.46% in the three months ended September 30, 2025 to 1.22% in the three months ended September 30, 2026. Interest rates paid on demand and savings deposits were lower in the 2026 period due to the Company strategically lowering rates throughout the second half of 2025, as short-term market rates decreased. Additionally, the average balance of demand and savings deposits decreased from $2.26 billion in the three months ended September 30, 2025 to $2.20 billion in the three months ended September 30, 2026, resulting in a decrease in interest expense on demand and savings deposits of $223,000.

Interest expense on demand and savings deposits decreased $4.0 million during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. Average rates of interest decreased from 1.43% in the nine months ended September 30, 2025 to 1.20% in the nine months ended September 30, 2026, resulting in a $3.7 million decrease in interest expense. Additionally, the average balance of demand and savings deposits decreased from $2.24 billion in the nine months ended September

30, 2025 to $2.21 billion in the nine months ended September 30, 2026, resulting in a decrease in interest expense on demand and savings deposits of $271,000.

Interest expense on time deposits decreased $1.6 million during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. Of the $1.6 million decrease in interest expense on time deposits, $764,000 was due to the decrease in average rate from 3.34% in the three months ended September 30, 2025, to 2.91% in the three months ended September 30, 2026. Time deposits renewed or were originated at lower rates in 2026 due to decreases in market interest rates in the latter portion of 2025 and throughout the first half of 2026. The average balance of time deposits decreased from $746.5 million during the three months ended September 30, 2025 to $641.4 million in the three months ended September 30, 2026, resulting in a decrease in interest expense of $826,000. A large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices fairly quickly; this is consistent with the portfolio term over the past several years. Competition for time deposits remains significant in our market areas, and upon maturity, a portion of these deposits may be redeemed by customers.

Interest expense on time deposits decreased $4.9 million during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. The average rate of interest on time deposits decreased from 3.44% in the nine months ended September 30, 2025, to 2.95% in the nine months ended September 30, 2026, resulting in a decrease in interest expense of $2.6 million. The average balance of time deposits decreased from $758.6 million during the nine months ended September 30, 2025 to $662.6 million in the nine months ended September 30, 2026, resulting in a decrease in interest expense of $2.3 million. As noted above, a large portion of the Company’s certificate of deposit portfolio matures within six months and therefore reprices quickly. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest compared to the year-ago period.

Interest expense on brokered deposits decreased $4.7 million during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. The average balance of brokered deposits decreased from $826.0 million during the three months ended September 30, 2025 to $464.1 million during the three months ended September 30, 2026, resulting in a decrease in interest expense of $3.7 million during the period. As total assets (primarily loans receivable) decreased, the Company elected not to replace some of its maturing brokered deposits. Interest expense on brokered deposits decreased $1.0 million due to average rates of interest that decreased from 4.51% in the three months ended September 30, 2025 to 3.98% in the three months ended September 30, 2026. The Company uses brokered deposits of select maturities and interest rate structures from time to time to supplement its various funding channels and to manage interest rate risk. A portion of the Company’s brokered deposits are floating rate, and the rate resets with changes to the effective federal funds rate.

Interest expense on brokered deposits decreased $11.7 million during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. The average balance of brokered deposits decreased from $871.1 million during the nine months ended September 30, 2025 to $609.1 million during the nine months ended September 30, 2026, resulting in a decrease in interest expense of $8.0 million during the period. Interest expense on brokered deposits decreased $3.7 million due to average rates of interest that decreased from 4.53% in the nine months ended September 30, 2025 to 3.91% in the nine months ended September 30, 2026. As total assets (primarily loans receivable) decreased, the Company elected not to replace some of its maturing brokered deposits and opted to utilize its borrowing line at the FHLBank.

Interest Expense – FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank term advances were not utilized during the three or nine months ended September 30, 2026 and 2025. FHLBank overnight borrowings were utilized in both the three and nine months ended September 30, 2026 and 2025 and are included in short-term borrowings.

Interest expense on reverse repurchase agreements decreased $159,000 during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. The average balance of repurchase agreements decreased from $56.8 million in the three months ended September 30, 2025 to $37.9 million in the three months ended September 30, 2026, due to lower interest rates on this product and fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $83,000 during the period. Interest expense on reverse repurchase agreements decreased $76,000 due to lower average interest rates during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. The average rate of interest was 2.08% for the three months ended September 30, 2025 compared to 1.44% for the three months ended September 30, 2026, due to changes in the mix of customer balances in these products and overall reductions in market interest rates.

Interest expense on reverse repurchase agreements decreased $673,000 during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. Interest expense on reverse repurchase agreements decreased $467,000 due to lower average interest rates during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. The average rate of interest was 2.04% for the nine months ended September 30, 2025 compared to 1.33% for the nine months ended September 30, 2026, due to changes in the mix of customer balances in these products and overall reductions in market interest rates. The average balance of repurchase agreements decreased from $68.2 million in the nine months ended September 30, 2025 to $37.0 million in the nine months ended September 30, 2026, due to fluctuations in customers’ desire for this product, resulting in a decrease in interest expense of $206,000 during the period.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $3.6 million during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. Interest expense on short-term borrowings and other interest-bearing liabilities increased $4.0 million due to a higher average balance during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025. The average balance of short-term borrowings and other interest-bearing liabilities increased from $315.4 million in the three months ended September 30, 2025 to $715.3 million in the three months ended September 30, 2026. The Company chose to utilize more short-term borrowings versus brokered deposits in the 2026 period, given the flexibility and favorable pricing of such borrowings. Partially offsetting this increase, interest expense on short-term borrowings and other interest-bearing liabilities decreased $367,000 due to lower average rates of interest. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 4.55% for the three months ended September 30, 2025 to 4.02% for the three months ended September 30, 2026. Interest rates on borrowings decreased after the federal funds rate was cut by 75 basis points from September 2025 to December 2025.

Interest expense on short-term borrowings (including overnight borrowings from the FHLBank) and other interest-bearing liabilities increased $3.9 million during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. Interest expense on short-term borrowings and other interest-bearing liabilities increased $5.2 million due to a higher average balance during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. The average balance of short-term borrowings and other interest-bearing liabilities increased from $351.5 million in the nine months ended September 30, 2025 to $536.7 million in the nine months ended September 30, 2026. The Company chose to utilize more short-term borrowings versus brokered deposits in 2026, given the flexibility and favorable pricing of such borrowings. Partially offsetting this increase, interest expense on short-term borrowings and other interest-bearing liabilities decreased $1.3 million due to a lower average rate of interest. The average rate of interest on short-term borrowings and other interest-bearing liabilities decreased from 4.58% for the nine months ended September 30, 2025 to 3.97% for the nine months ended September 30, 2026, primarily due to reductions in the federal funds rate noted above.

During the three months ended September 30, 2026, compared to the three months ended September 30, 2025, interest expense on subordinated debentures issued to capital trusts decreased $41,000 due to lower average interest rates. The average interest rate was 6.26% in the three months ended September 30, 2025, compared to 5.63% in the three months ended September 30, 2026. The subordinated debentures are variable-rate debentures bearing interest at a rate of three-month SOFR (originally LIBOR), plus 1.60%, adjusted quarterly, which was 5.67% at September 30, 2026. There was no change in the average balance of the subordinated debentures between the 2025 and 2026 three-month periods.

During the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, interest expense on subordinated debentures issued to capital trusts decreased $116,000 due to lower average interest rates. The average interest rate was 6.11% in the nine months ended September 30, 2025, compared to 5.51% in the nine months ended September 30, 2026. The subordinated debentures are variable-rate debentures, as stated above. There was no change in the average balance of the subordinated debentures between the 2025 and 2026 nine-month periods.

In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. These issuance costs were amortized over the expected life of the notes, which was five years from the issuance date, impacting the overall interest expense on the notes. On June 15, 2025, the Company redeemed all $75.0 million aggregate principal amount of these subordinated notes. Interest expense on subordinated notes decreased $-0- and $2.0 million, when compared to the prior-year three- and nine-month periods, respectively, due to the redemption of the subordinated notes.

Net Interest Income

Net interest income for the three months ended September 30, 2026 decreased $504,000 to $50.3 million, compared to $50.8 million for the three months ended September 30, 2025. Net interest margin was 3.75% in the three months ended September 30, 2026, compared to 3.72% in the three months ended September 30, 2025, an increase of three basis points, or 0.8%. The Company experienced interest rate decreases in nearly all interest income and interest expense categories as market interest rates decreased compared to the prior period. Net interest income primarily decreased $2.0 million due to the terminated interest rate swap income, which impacted interest income positively in the 2025 period but did not impact the 2026 period.

Net interest income for the nine months ended September 30, 2026 decreased $3.0 million to $148.1 million, compared to $151.1 million for the nine months ended September 30, 2025. Net interest margin was 3.74% in the nine months ended September 30, 2026, compared to 3.66% in the nine months ended September 30, 2025, an increase of eight basis points, or 2.2%. The Company experienced interest rate decreases in nearly all interest income and interest expense categories as market interest rates decreased compared to the prior year period. Net interest income primarily decreased $6.1 million due to the terminated interest rate swap income, which impacted interest income positively in the 2025 period but did not impact the 2026 period.

The Company’s overall average interest rate spread increased nine basis points, or 2.9%, from 3.13% during the three months ended September 30, 2025 to 3.22% during the three months ended September 30, 2026, due to a 34 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 25 basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 25 basis points, the yield on investment securities increased 29 basis points and the yield on other interest-earning assets decreased 48 basis points. The rate paid on deposits decreased 55 basis points, the rate paid on reverse repurchase agreements decreased 64 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 53 basis points and the rate paid on subordinated debentures issued to capital trust decreased 63 basis points. Average interest rates earned on loans and paid on deposits are affected by the mix of the loan and deposit portfolios, the duration of loans and time deposits, the amount of fixed-rate and variable-rate loans and other repricing characteristics.

The Company’s overall average interest rate spread increased 14 basis points, or 4.5%, from 3.08% during the nine months ended September 30, 2025 to 3.22% during the nine months ended September 30, 2026, due to a 46 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 32 basis point decrease in the weighted average yield earned on interest-earning assets. In comparing the two periods, the yield on loans decreased 33 basis points, the yield on investment securities increased eight basis points and the yield on other interest-earning assets decreased 67 basis points. The rate paid on deposits decreased 51 basis points, the rate paid on reverse repurchase agreements decreased 71 basis points, the rate paid on short-term borrowings and other interest-bearing liabilities decreased 61 basis points and the rate paid on subordinated debentures issued to capital trust decreased 60 basis points.

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

During each of the three and nine months ended September 30, 2026 and 2025, the Company did not record a provision expense on its portfolio of outstanding loans. Total net charge offs were $397,000 for the three months ended September 30, 2026, compared to total net charge offs of $66,000 in the three months ended September 30, 2025. Total net charge offs were $1.2 million for the nine months ended September 30, 2026, compared to total net charge offs of $11,000 in the nine months ended September 30, 2025. The provision for losses on unfunded commitments for the three months ended September 30, 2026 was a provision of $674,000, compared to a negative provision of $379,000 for the three months ended September 30, 2025. The provision for losses on unfunded commitments for the nine months ended September 30, 2026 was a negative provision of $249,000, compared to a negative provision of $837,000 for the nine months ended September 30, 2025. General market conditions and unique circumstances related to specific industries and individual projects contribute to the determination of the levels of provisions and charge-offs in each period.

The Bank’s allowance for credit losses as a percentage of total loans was 1.47% and 1.46% at September 30, 2026 and December 31, 2025, respectively. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2026, based on recent reviews of the Bank’s loan portfolio and current economic conditions. However, if challenging economic conditions persist or worsen, or if management’s assessment of the loan portfolio changes, additional provisions for credit loss may be required, which could adversely impact the Company’s future financial performance.

Non-performing Assets

As a result of changes in loan portfolio composition, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At September 30, 2026, non-performing assets were $10.5 million, an increase of $2.4 million from $8.1 million at December 31, 2025. Non-performing assets as a percentage of total assets were 0.18% and 0.15% at September 30, 2026 and December 31, 2025, respectively.

Compared to December 31, 2025, non-performing loans decreased $902,000, to $1.2 million at September 30, 2026. Compared to December 31, 2025, foreclosed assets increased $3.3 million to $9.3 million at September 30, 2026.

Non-performing Loans. Activity in the non-performing loans category during the nine months ended September 30, 2026 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,066	518	—	—	(643)	—	(924)	1,017
Other residential (multi-family)	—	2,725	—	—	(1,807)	(909)	(9)	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	136	—	—	—	—	(36)	100
Consumer	28	70	—	—	—	(17)	(6)	75
Total non-performing loans	$2,094	$3,449	$—	$—	$(2,450)	$(926)	$(975)	$1,192

At September 30, 2026, the non-performing one- to four-family residential category included seven loans, four of which were added in the nine months ended September 30, 2026. The largest relationship in the one- to four-family residential category totaled $386,000, or 38.0% of the category, at September 30, 2026. This relationship was added to non-performing loans in 2024 and is collateralized by a single-family residential property in southern Iowa. During the nine months ended September 30, 2026, non-performing one- to four-family residential loans experienced a loan pay-off of $821,000, and one relationship totaling $643,000 was transferred to foreclosed assets. During the nine months ended September 30, 2026, a single loan totaling $1.8 million which had been collateralized by an apartment complex in eastern Iowa was also transferred from the non-performing other residential (multi-family) category to foreclosed assets. Prior to the transfer to foreclosed assets, the Company recorded a loan charge-off of $909,000, based upon an updated independent appraisal of the asset. The non-performing commercial business category included one loan at September 30, 2026. The non-performing consumer category included four loans at September 30, 2026.

Potential Problem Loans. Potential problem loans increased $44,000, to $1.4 million at September 30, 2026 from $1.4 million at December 31, 2025. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Activity in the potential problem loans category during the nine months ended September 30, 2026 was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed		Loan	Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-	Advances	Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	(Payments)	September 30

(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,179	296	(177)	(79)	—	—	(173)	1,046
Other residential (multi-family)	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial business	—	14	—	—	—	—	(3)	11
Consumer	211	324	(26)	—	(5)	(18)	(109)	377
Total potential problem loans	$1,390	$634	$(203)	$(79)	$(5)	$(18)	$(285)	$1,434

At September 30, 2026, the one- to four-family residential category of potential problem loans included 13 loans, four of which were added to potential problem loans in the nine months ended September 30, 2026. The largest relationship in this category totaled $253,000, or 24.1% of the total category, and is collateralized by a single-family residential property in the St. Louis area. The consumer category of potential problem loans included 16 loans, 13 of which were added during the nine months ended September 30, 2026.

Other Real Estate Owned and Repossessions. Of the total $20.4 million of other real estate owned and repossessions at September 30, 2026, $11.1 million represents Bank-owned properties that were not acquired through foreclosure (former banking center locations which were recently closed) and, therefore, not included in the table and discussion below.

Activity in foreclosed assets and repossessions during the nine months ended September 30, 2026 was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	September 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One- to four-family residential	—	643	(643)	—	—	—
Other residential (multi-family)	—	1,807	—	490	—	2,297
Commercial real estate	6,025	—	(61)	1,062	(5)	7,021
Commercial business	—	—	—	—	—	—
Consumer	11	27	(33)	—	—	5
Total foreclosed assets and repossessions	$6,036	$2,477	$(737)	$1,552	$(5)	$9,323

At September 30, 2026, the commercial real estate category of foreclosed assets consisted of one foreclosed property totaling $7.0 million, which is an office building located in Clayton, Missouri and was foreclosed upon in the fourth quarter of 2024. In the nine months ended September 30, 2026, the Company capitalized $1.1 million in improvements to the property. As mentioned in previous filings, the Company reported that it expected such improvements to ultimately cost approximately $3 million and take several months to complete. It is expected that these additional costs will be incurred and capitalized on this asset during the remainder of 2026. The majority of this expenditure represents the addition of fire suppression sprinklers throughout the building and other significant improvements. Based on an independent valuation (which utilized sales and current market rents in the area for similarly improved buildings), the Company does not currently anticipate any loss on this asset and decided to move forward with implementing these improvements. At September 30, 2026, the other residential (multi-family) category, totaling $2.3 million, consisted of one relationship that was transferred from non-performing loans in 2026. This asset, mentioned above in the non-performing loans discussion, consisted of an apartment complex in eastern Iowa. In the nine months ended September 30, 2026, the Company capitalized $490,000 in improvements to the property. The Company expects that it will make additional repairs and improvements to this property. The improvements are expected to cumulatively cost approximately $800,000 and take several months to complete. The Company expects to capitalize these expenditures. These costs were contemplated as part of the charge-off analysis when the asset was transferred to foreclosed assets. The one- to four-family residential category of foreclosed assets previously included one property consisting of a condominium in the Sarasota, Fla. area, which was added during the three months ended March 31, 2026. This property was sold in the three months ended June 30, 2026, with the Company realizing a small gain on the sale. The additions and sales in the consumer category were due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

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

Loans classified as “Watch” are being monitored due to indications of potential weaknesses or deficiencies that may require future reclassification as special mention or substandard. Loans classified as “Watch” increased $13.0 million, from $20.5 million at December 31, 2025 to $33.5 million at September 30, 2026, primarily due to the addition of one loan totaling $15.8 million, which is the largest loan in the “Watch” category, secured by office buildings located in Tulsa, Oklahoma. The loan was downgraded due to vacancies in the facility. This increase was partially offset by the repayment in full of a loan relationship totaling $3.1 million and the movement of one loan relationship totaling $2.6 million to the “Special Mention” category.

While loans classified as “Special Mention” are not adversely classified, they are deserving of management’s close attention to ensure repayment prospects or the credit position of the assets do not deteriorate and expose the institution to elevated risk to warrant adverse classification at a future date. In the nine months ended September 30, 2026, loans classified as “Special Mention” increased $4.1 million, to $38.9 million, primarily due to the repurchase of one participated loan relationship after a significant payment was made by the borrower. The Company now holds the entire relationship balance of $31.5 million (all of which is included in “Special Mention”). This relationship is collateralized by a multi-family housing project in Denver. The Company also added one loan relationship that was moved from the “Watch” category (see discussion above), increasing loans classified as “Special Mention” by $2.6 million due to vacancies in the facility along with some cash flow deficiencies. This loan is secured by an apartment building located in St. Louis, Missouri. This increase was partially offset by the repayment in full of a loan relationship totaling $5.4 million.

Non-interest Income

For the three months ended September 30, 2026, non-interest income decreased $3.7 million, to $3.4 million, compared to the three months ended September 30, 2025, primarily as a result of the following items:

Adjustment to historical cash flow hedge accounting: In the three months ended September 30, 2026, the Company recorded a $4.1 million reduction in non-interest income related to retrospective hedge accounting corrections and the reclassification of AOCI associated with forecasted interest receipts determined to be probable of not occurring. The adjustments arose because qualifying loan balances were insufficient to support the full original hedge designations during certain historical periods. A portion of this adjustment was offset through additional interest income in the three months ended September 30, 2026, and the off-market fair values of the swaps upon redesignation resulted in additional interest income during the three months ended September 30, 2026 and are expected to result in additional interest income over the remaining terms of the redesignated swaps through May 1, 2028.

Late charges and fees on loans: Late charges and fees on loans increased $240,000, or 127.0%, compared to the prior-year period. This increase was primarily due to prepayment fees on two large unrelated loans, which were paid off in the three months ended September 30, 2026. As a result, prepayment penalty fees increased from $78,000 in the third quarter of 2025 to $282,000 in the third quarter of 2026.

Other income: Other income increased $208,000 compared to the prior year period. Most of this increase was a result of the Company recording income of $116,000 related to fees received on the origination of back-to-back interest rate swaps as part of a new commercial real estate loan transaction, compared to no such fees occurring in the prior year period.

For the nine months ended September 30, 2026, non-interest income decreased $4.0 million, to $17.8 million, compared to the nine months ended September 30, 2025, primarily as a result of the following items:

Adjustment to historical cash flow hedge accounting: The accounting adjustments related to cash flow hedges described above decreased non-interest income $4.1 million in the nine months ended September 30, 2026.

Other income: Other income decreased $519,000, or 14.1%, compared to the prior-year period. In 2025, the Company recorded income of $1.1 million related to exits from, and other activities of, its investments in tax credit partnerships, which was not repeated in 2026. This decrease was partially offset by increases in fees received on the origination of back-to-back interest rate swaps related to new loan originations in the current period.

Commissions: Commissions income increased $503,000, or 40.6%, from the prior-year period. The increase was due to annuity sales that were higher in the 2026 period compared to the 2025 period. Yields on these products have been attractive to many of our customers.

Non-interest Expense

For the three months ended September 30, 2026, non-interest expense increased $158,000, to $36.3 million, compared to the three months ended September 30, 2025, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits decreased $565,000, or 2.8%, from the prior year period. Officer and employee salaries combined decreased approximately $600,000 compared to the prior year period, primarily due to lower bonus and incentive accruals, staff reductions in two loan production offices and a banking center that closed earlier this year, and a reduction in accrued severance/retention payments.

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $428,000, or 4.8%, from the prior-year period. Various components of computer license and support expenses, related to upgrades of core systems capabilities and disaster recovery site, collectively increased by $434,000 in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

For the nine months ended September 30, 2026, non-interest expense increased $3.3 million, to $109.3 million, compared to the nine months ended September 30, 2025, primarily as a result of the following items:

Net occupancy and equipment expenses: Net occupancy and equipment expenses increased $3.0 million, or 11.6%, from the prior-year period. In June 2026, the Company decided to consolidate operations of nine banking centers into other nearby Great Southern banking center locations and close one leased facility which served as the Company’s Omaha, Neb. loan production office. The Company evaluated the carrying value of the affected owned premises (totaling approximately $12.6 million) to determine if any impairment of the value of these premises was warranted and recorded a valuation allowance of $1.4 million related to certain affected premises, furniture, fixtures and equipment of the owned locations at June 30, 2026. During the three months ended June 30, 2026, the Company also recorded expenses totaling $163,000 related to contractual future lease payments for the Omaha leased lending facility.

Additionally, various components of computer license and support expenses, related to upgrades of core systems capabilities and disaster recovery site, collectively increased by $1.1 million in the nine months ended September 30, 2026 compared to the same period in 2025.

Expense (income) on other real estate owned: Expenses on other real estate owned increased $410,000, or 107.9%, from the prior-year period. In the nine months ended September 30, 2026, the Company recorded a total of $766,000 in rental income from other real estate owned, compared to $1.3 million in rental income in the nine months ended September 30, 2025. The decrease in rental income in the 2026 period is due to fewer tenants in the St. Louis office building that was added to other real estate owned in 2024 as significant improvements are being made to that facility in 2026.

Legal, audit and other professional fees: Legal, audit and other professional fees decreased $498,000, or 15.5%, from the prior-year period, to $2.7 million. In the nine months ended September 30, 2026, the Company recovered $261,000 in previously expensed legal fees pursuant to an insurance reimbursement related to a multi-family residential loan and general legal expenses were less in the 2026 period.

The Company’s efficiency ratio for the three months ended September 30, 2026, was 67.57% compared to 62.45% for the same period in 2025. The Company’s efficiency ratio for the nine months ended September 30, 2026, was 65.87% compared to 61.26% for the same period in 2025. The Company’s ratio of non-interest expense to average assets was 2.56% and 2.59% for the three and nine months ended September 30, 2026, respectively, compared to 2.50% and 2.40% for the three and nine months ended September 30, 2025, respectively. Average assets for the three months ended September 30, 2026, decreased $109.0 million, or 1.9%, compared to the three months ended September 30, 2025, primarily due to the decline in the average balance of net loans, partially offset by an increase in the average balance of investment securities. Average assets for the nine months ended September 30, 2026, decreased $246.0 million, or 4.2%, compared to the nine months ended September 30, 2025, primarily due to the decline in the average balance of net loans, partially offset by an increase in the average balance of investment securities.

Provision for Income Taxes

For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was 16.3% and 19.7%, respectively. For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was 16.9% and 19.4%, respectively. These effective rates were below the statutory federal tax rate of 21.0%, due primarily to the utilization of certain investment tax credits and the Company’s tax-exempt investments and tax-exempt loans. The effective rates in the 2026 periods also decreased due to a higher-than-normal level of deductions related to the significant amount of stock option exercises by the Company’s employees. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. State tax expense estimates continually evolve as taxable income and apportionment between states are analyzed. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.0% to 19.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of nonaccrual loans for each period. Interest income on loans includes interest received on nonaccrual loans on a cash basis. Interest income on loans also includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net loan fees included in interest income were $1.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. Net loan fees included in interest income were $3.1 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The tables do not reflect any effect of income taxes.

	September 30,	Three Months Ended			Three Months Ended
	2026	September 30, 2026			September 30, 2025
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.47%	$787,553	$8,830	4.45%	$807,670	$8,634	4.24%
Other residential (multi-family)	6.35	1,280,853	20,621	6.39	1,515,977	26,807	7.02
Commercial real estate	6.14	1,465,625	22,611	6.12	1,482,201	23,350	6.25
Construction	6.51	444,129	7,406	6.62	406,510	7,338	7.16
Commercial business(1)	6.08	173,990	2,750	6.27	216,556	3,278	6.01
Other loans	6.67	185,344	2,976	6.37	169,999	2,621	6.12

Total loans receivable	5.96	4,337,494	65,194	5.96	4,598,913	72,028	6.21

Investment securities(1)	3.95	883,501	8,083	3.63	722,880	6,081	3.34
Interest-earning deposits in other banks	3.88	91,383	844	3.66	93,028	970	4.14

Total interest-earning assets	5.59	5,312,378	74,121	5.54	5,414,821	79,079	5.79
Non-interest-earning assets:
Cash and cash equivalents		95,574			93,707
Other non-earning assets		251,155			259,598
Total assets		$5,659,107			$5,768,126

Interest-bearing liabilities:
Interest-bearing demand and savings	1.27	$2,195,883	6,743	1.22	$2,257,894	8,305	1.46
Time deposits	2.92	641,360	4,703	2.91	746,500	6,293	3.34
Brokered deposits	4.04	464,142	4,651	3.98	825,951	9,386	4.51
Total deposits	1.91	3,301,385	16,097	1.93	3,830,345	23,984	2.48
Securities sold under reverse repurchase agreements	1.36	37,908	138	1.44	56,772	297	2.08
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.26	715,276	7,251	4.02	315,397	3,618	4.55
Subordinated debentures issued to capital trusts	5.67	25,774	366	5.63	25,774	407	6.26
Subordinated notes	—	—	—	—	—	—	—

Total interest-bearing liabilities	2.47	4,080,343	23,852	2.32	4,228,288	28,306	2.66
Non-interest-bearing liabilities:
Demand deposits		873,301			847,232
Other liabilities		59,757			64,050
Total liabilities		5,013,401			5,139,570
Stockholders’ equity		645,706			628,556
Total liabilities and stockholders’ equity		$5,659,107			$5,768,126

Net interest income:			$50,269			$50,773
Interest rate spread	3.12%			3.22%			3.13%
Net interest margin*				3.75%			3.72%
Average interest-earning assets to average interest-bearing liabilities		130.2%			128.1%
*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $50.6 million and $51.7 million for the three months ended September 30, 2026 and 2025, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $8.8 million and $9.6 million for the three months ended September 30, 2026 and 2025, respectively. Interest income on tax-exempt assets included in this table was $503,000 and $544,000 for the three months ended September 30, 2026 and 2025, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $248,000 and $(284,000) for the three months ended September 30, 2026 and 2025, respectively.

	September 30,	Nine Months Ended			Nine Months Ended
	2026	September 30, 2026			September 30, 2025
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.47%	$785,288	$25,826	4.40%	$820,105	$25,952	4.23%
Other residential (multi-family)	6.35	1,327,140	62,841	6.33	1,542,433	80,538	6.98
Commercial real estate	6.14	1,517,938	68,599	6.04	1,493,780	69,446	6.22
Construction	6.51	439,393	21,205	6.45	458,809	24,608	7.17
Commercial business(1)	6.08	176,747	8,737	6.61	212,173	10,617	6.69
Other loans	6.67	181,078	8,332	6.15	168,003	7,768	6.18

Total loans receivable	5.96	4,427,584	195,540	5.90	4,695,303	218,929	6.23

Investment securities(1)	3.95	772,375	19,792	3.43	729,390	18,254	3.35
Interest-earning deposits in other banks	3.88	90,758	2,415	3.56	98,472	3,114	4.23

Total interest-earning assets	5.59	5,290,717	217,747	5.50	5,523,165	240,297	5.82
Non-interest-earning assets:
Cash and cash equivalents		95,913			98,236
Other non-earning assets		248,417			259,659
Total assets		$5,635,047			$5,881,060

Interest-bearing liabilities:
Interest-bearing demand and savings	1.27	$2,209,589	19,898	1.20	$2,235,234	23,892	1.43
Time deposits	2.92	662,602	14,599	2.95	758,627	19,528	3.44
Brokered deposits	4.04	609,086	17,798	3.91	871,057	29,532	4.53
Total deposits	1.91	3,481,277	52,295	2.01	3,864,918	72,952	2.52
Securities sold under reverse repurchase agreements	1.36	36,989	367	1.33	68,166	1,040	2.04
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	4.26	536,749	15,933	3.97	351,499	12,042	4.58
Subordinated debentures issued to capital trusts	5.67	25,774	1,062	5.51	25,774	1,178	6.11
Subordinated notes	—	—	—	—	45,575	2,015	5.91

Total interest-bearing liabilities	2.47	4,080,789	69,657	2.28	4,355,932	89,227	2.74
Non-interest-bearing liabilities:
Demand deposits		856,056			839,711
Other liabilities		53,894			67,305
Total liabilities		4,990,739			5,262,948
Stockholders’ equity		644,308			618,112
Total liabilities and stockholders’ equity		$5,635,047			$5,881,060

Net interest income:			$148,090			$151,070
Interest rate spread	3.12%			3.22%			3.08%
Net interest margin*				3.74%			3.66%
Average interest-earning assets to average interest-bearing liabilities		129.6%			126.8%
*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $51.1 million and $52.9 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $9.0 million and $9.8 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income on tax-exempt assets included in this table was $1.5 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $745,000 and $644,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(2,836)	$(3,998)	$(6,834)
Investment securities	566	1,436	2,002
Interest-earning deposits in other banks	(109)	(17)	(126)
Total interest-earning assets	(2,379)	(2,579)	(4,958)
Interest-bearing liabilities:
Demand deposits	(1,339)	(223)	(1,562)
Time deposits	(764)	(826)	(1,590)
Brokered deposits	(1,006)	(3,729)	(4,735)
Total deposits	(3,109)	(4,778)	(7,887)
Securities sold under reverse repurchase agreements	(76)	(83)	(159)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(367)	4,000	3,633
Subordinated debentures issued to capital trust	(41)	—	(41)
Subordinated notes	—	—	—
Total interest-bearing liabilities	(3,593)	(861)	(4,454)
Net interest income	$1,214	$(1,718)	$(504)

	Nine Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(11,248)	$(12,141)	$(23,389)
Investment securities	444	1,094	1,538
Interest-earning deposits in other banks	(468)	(231)	(699)
Total interest-earning assets	(11,272)	(11,278)	(22,550)
Interest-bearing liabilities:
Demand deposits	(3,723)	(271)	(3,994)
Time deposits	(2,624)	(2,305)	(4,929)
Brokered deposits	(3,692)	(8,042)	(11,734)
Total deposits	(10,039)	(10,618)	(20,657)
Securities sold under reverse repurchase agreements	(467)	(206)	(673)
Short-term borrowings, overnight FHLBank borrowings and other interest-bearing liabilities	(1,320)	5,211	3,891
Subordinated debentures issued to capital trust	(116)	—	(116)
Subordinated notes	—	(2,015)	(2,015)
Total interest-bearing liabilities	(11,942)	(7,628)	(19,570)
Net interest income	$670	$(3,650)	$(2,980)

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ withdrawals and meet its borrowers’ credit needs. At September 30, 2026, the Company had commitments of approximately $72.7 million to fund loan originations, $1.17 billion of unused lines of credit and unadvanced loans, and $18.3 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	September 30,	June 30,	March 31,	December 31,	December 31,	December 31,
	2026	2026	2026	2025	2024	2023
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$217,381	$214,597	$214,107	$208,229	$205,599	$203,964
Secured by real estate (not one- to four-family)	—	—	—	—	—	—
Not secured by real estate - commercial business	113,781	106,290	106,024	114,568	106,621	82,435

Closed construction loans with unused available lines
Secured by real estate (one- to four-family)	110,444	116,195	119,231	112,684	94,501	101,545
Secured by real estate (not one- to four-family)	641,091	531,842	530,756	624,025	703,947	719,039

Loan commitments not closed
Secured by real estate (one- to four-family)	15,639	22,937	19,194	14,113	14,373	12,347
Secured by real estate (not one- to four-family)	68,161	49,139	24,053	19,412	53,660	48,153
Not secured by real estate - commercial business	31,623	33,940	35,762	38,262	22,884	11,763

	$1,198,120	$1,074,940	$1,049,127	$1,131,293	$1,201,585	$1,179,246

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

At September 30, 2026 and December 31, 2025, the Company had the following available secured lines and on-balance sheet liquidity:

	September 30,	December 31,
	2026	2025
Federal Home Loan Bank line	$1,096.0 million	$1,320.6 million
Federal Reserve Bank line	370.9 million	305.2 million
Cash and cash equivalents	161.7 million	189.6 million
Unpledged securities – Available-for-sale	170.3 million	338.5 million
Unpledged securities – Held-to-maturity	22.9 million	24.4 million

Statements of Cash Flows. During the nine months ended September 30, 2026, the Company had positive cash flows from operating activities, negative cash flows from investing activities and positive cash flows from financing activities. During the nine months ended September 30, 2025, the Company had positive cash flows from operating activities, positive cash flows from investing activities and negative cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows were primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the sale of loans originated for sale were the primary sources of cash flows from operating activities. Operating activities provided cash of $51.3 million and $59.9 million during the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026 and 2025, investing activities used cash of $289.5 million and provided cash of $239.6 million, respectively. Investing activities in the 2026 period used cash primarily due to purchases of investment securities and net purchases of Federal Home Loan Bank stock, partially offset by net decreases in outstanding loan balances and principal payments received on investment securities. Investing activities in the 2025 period provided cash primarily due to net decreases in outstanding loan balances and principal payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows were due primarily to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders and repurchases of the Company’s common stock. During the nine months ended September 30, 2026 and 2025, financing activities provided cash of $210.4 million and used cash of $299.0 million, respectively. In the 2026 period, financing activities provided cash primarily as a result of net increases in short-term borrowings and stock options exercised, partially offset by net decreases in checking, time, and brokered deposits, repurchases of the Company’s common stock and dividends paid to stockholders. In the 2025 period, financing activities used cash primarily as a result of repayments of FRB borrowings and subordinated notes, net decreases in brokered and time deposits, repurchases of the Company’s common stock and dividends paid to stockholders, partially offset by net increases in checking deposits and short-term borrowings.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2026, the Company’s total stockholders’ equity was $612.5 million, or 10.5% of total assets, equivalent to a book value of $56.97 per common share. As of December 31, 2025, total stockholders’ equity was $636.1 million, or 11.4% of total assets, equivalent to a book value of $57.50 per common share. At September 30, 2026, the Company’s tangible common equity to tangible assets ratio was 10.4%, compared to 11.2% at December 31, 2025 (See Non-GAAP Financial Measures below).

As noted above, total stockholders’ equity decreased $23.6 million in the first nine months of 2026. Total stockholders’ equity decreased due to repurchases of the Company’s common stock during the nine months ended September 30, 2026 totaling $37.5 million and cash dividends declared on common stock during that period of $14.0 million. Stockholders’ equity also decreased due to an increase in accumulated other comprehensive loss of $33.2 million primarily due to decreases in the fair value of available-for-sale investment securities and cash flow hedges mainly because of an increase in market interest rates during the 2026 period. Partially offsetting these items were net income of $47.3 million in the nine months ended September 30, 2026 and a $13.8 million increase in stockholders’ equity during that period due to stock option exercises.

Included in stockholders’ equity at September 30, 2026 and December 31, 2025, were unrealized losses (net of taxes) on the Company’s available-for-sale investment securities totaling $58.3 million and $27.6 million, respectively. This change in net unrealized losses primarily resulted from increases in short-term market interest rates during the nine months ended September 30, 2026, which generally decreased the fair value of the Company’s investment securities.

Also included in stockholders’ equity at September 30, 2026 and December 31, 2025, were unrealized loss (net of taxes) on the Company’s two outstanding cash flow hedges (interest rate swaps) totaling $6.5 million and $4.2 million, respectively. This change in net unrealized losses during the nine months ended September 30, 2026, primarily resulted from increased short-term market interest rates and rate expectations, which decreased the fair value of these cash flow hedges.

The Company had unrealized losses on its portfolio of held-to-maturity investment securities, which totaled $22.2 million and $16.6 million at September 30, 2026 and December 31, 2025 respectively, that were not included in its total capital balance. If held-to-maturity unrealized losses were included in capital (net of taxes), at September 30, 2026 and December 31, 2025, they would have decreased total stockholder’s equity at those dates by $16.7 million and $12.5 million, respectively. These amounts were equal to 2.7% and 2.0% of total stockholders’ equity of $612.5 million at September 30, 2026 and $636.1 million at December 31, 2025.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. At September 30, 2026, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 risk-based capital ratio was 13.0%, its total risk-based capital ratio was 14.2% and its Tier 1 leverage ratio was 11.1%. As a result, as of September 30, 2026, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. At December 31, 2025, the Bank’s common equity Tier 1 capital ratio was 13.0%, its Tier 1 capital ratio was 13.0%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.3%. As a result, as of December 31, 2025, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. At September 30, 2026, the Company’s common equity Tier 1 capital ratio was 13.7%, its Tier 1 capital ratio was 14.2%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 12.2%. At December 31, 2025, the Company’s common equity Tier 1 capital ratio was 13.6%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.3% and its Tier 1 leverage ratio was 12.2%.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At September 30, 2026 and December 31, 2025, both the Company and the Bank had a capital conservation buffer that exceeded the required minimum levels.

Dividends. During the three months ended September 30, 2026, the Company declared a common stock cash dividend of $0.43 per share, or 34% of net income per diluted common share for that three-month period and paid a common stock cash dividend of $0.43 per share (which was declared in June 2026). During the three months ended September 30, 2025, the Company declared a common stock cash dividend of $0.43 per share, or 28% of net income per diluted common share for that three-month period and paid a common stock cash dividend of $0.40 per share (which was declared in June 2025). During the nine months ended September 30, 2026, the Company declared common stock cash dividends totaling $1.29 per share, or 30% of net income per diluted common share for that nine-month period and paid common stock cash dividends totaling $1.29 per share. During the nine months ended September 30, 2025, the Company declared common stock cash dividends totaling $1.23 per share, or 26% of net income per diluted common share for that nine-month period and paid common stock cash dividends totaling $1.20 per share. The Board of Directors meets regularly to consider the level and timing of dividend payments. The $0.43 per share dividend declared but unpaid as of September 30, 2026, was paid to stockholders in October 2026.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2026, the Company repurchased 159,212 shares of its common stock at an average price of $79.20 per share and issued 26,470 shares of common stock at an average price of $55.60 per share to cover stock option exercises. During the three months ended September 30, 2025, the Company repurchased 165,116 shares of its common stock at an average price of $60.33 per share and issued 34,520 shares of common stock at an average price of $52.29 per share to cover stock option exercises.

During the nine months ended September 30, 2026, the Company repurchased 542,500 shares of its common stock at an average price of $68.67 per share and issued 231,950 shares of common stock at an average price of $53.20 per share to cover stock option exercises. During the nine months ended September 30, 2025, the Company repurchased 514,458 shares of its common stock at an average price of $57.89 per share and issued 56,847 shares of common stock at an average price of $50.36 per share to cover stock option exercises.

In April 2025, the Company’s Board of Directors authorized the purchase, from time to time in open market or privately negotiated transactions, of up to one million shares of the Company’s common stock. This program does not have an expiration date. At September 30, 2026, approximately 145,000 shares remained available under the latest stock repurchase authorization.

In October 2026, the Company’s Board of Directors approved a new stock repurchase program, which will succeed the existing repurchase program following the repurchase of the existing program’s remaining available shares. The new stock repurchase program authorizes the purchase, from time to time, of up to one million additional shares of the Company’s common stock. This program does not have an expiration date.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States (“GAAP”), including the ratio of tangible common equity to tangible assets and information excluding one-time adjustments to historical cash flow hedge accounting, specifically, net income, earnings per diluted common share, annualized return on average common equity, annualized return on average assets and efficiency ratio.

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

Management believes that the presentation of certain measures excluding one-time adjustments to historical cash flow hedge accounting provides useful supplemental information that is helpful in understanding our core operating performance when comparing periods.

These non-GAAP financial measurements are supplemental and not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	September 30,	December 31,
	2026	2025

	(Dollars in Thousands)
Common equity at period end	$612,529	$636,126
Less: Intangible assets at period end	9,632	9,660
Tangible common equity at period end (a)	$602,897	$626,466

Total assets at period end	$5,821,006	$5,598,606
Less: Intangible assets at period end	9,632	9,660
Tangible assets at period end (b)	$5,811,374	$5,588,946

Tangible common equity to tangible assets (a) / (b)	10.37%	11.21%

Non-GAAP Reconciliation: Exclusion of One-Time Adjustments to Historical Cash Flow Hedge Accounting

Three Months Ended
September 30, 2026
(Dollars in thousands)

Reported net income	$14,009
Plus: One-time adjustments to historical cash flow hedge accounting	3,277
Less: Tax adjustment related to hedge accounting one-time adjustments	(749)
Non-GAAP net income	$16,537

Reported non-interest income	$3,412
Plus: One-time adjustments to historical cash flow hedge accounting	4,060
Non-GAAP non-interest income	$7,472

Non-GAAP annualized return on average common equity
Definition: Non-GAAP net income (annualized) divided by average common equity	10.24%

Non-GAAP annualized return on average assets
Definition: Non-GAAP net income (annualized) divided by average total assets	1.17%

Non-GAAP efficiency ratio
Definition: Non-interest expense divided by the sum of Non-GAAP net interest income and Non-GAAP non-interest income	63.69%

Non-GAAP earnings per common diluted share
Definition: Non-GAAP net income divided by average diluted shares outstanding	$1.50

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2026, Great Southern’s interest rate risk models indicated that, generally, rising interest rates are expected to have a modestly positive impact on the Company’s net interest income, while declining interest rates are expected to have a mostly neutral impact on net interest income. Any negative impact of a falling Federal Funds rate and other market interest rates also falling could be more pronounced if we are not able to decrease non-maturity deposit rates accordingly. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following relatively minor changes in interest rates because our portfolios are relatively well matched in a twelve-month horizon.

In a situation where market interest rates increase significantly in a short period of time, our net interest margin increase may be more pronounced in the very near term (first one to three months), due to fairly rapid increases in SOFR interest rates (which replaced LIBOR interest rates) and “prime” interest rates. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in SOFR interest rates and “prime” interest rates. In the subsequent months, we would expect that net interest margin would stabilize and begin to recover, as renewal interest rates on maturing time deposits decrease compared to the then-current rates paid on those products. During 2020, we experienced some compression of our net interest margin due to the Federal Funds rate being cut by 2.25% from July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020, and net interest margin remained lower than our historical average in 2021. LIBOR/SOFR interest rates decreased significantly in 2020 and remained very low in 2021 and into the first three months of 2022, putting pressure on loan yields, and strong pricing competition for loans and deposits remained in most of our markets. After March 2022, market interest rates increased fairly rapidly. This increased loan yields and expanded our net interest income and net interest margin in the latter half of 2022 and the first three months of 2023. While market interest rate increases are expected to result in increases in loan yields, we expect that much of this benefit will be offset by increased funding costs, including changes in the funding mix, as experienced in 2023 and much of 2024. Market interest rate decreases began in late 2024, with a short series of Federal Funds rate cuts. Another short series of Federal Funds rate cuts followed in late 2025. The first Federal Funds rate increase since mid-2023 occurred in September 2026. These rate changes have not had a material negative impact on our net interest margin through September 30, 2026.

As of September 30, 2026, time deposit maturities (including brokered time deposits) over the next 12 months were as follows: within three months — $362.5 million, with a weighted-average rate of 3.19%; within three to six months — $292.5 million, with a weighted-average rate of 2.97%; and within six to twelve months — $20.4 million, with a weighted-average rate of 1.32%. Based on time deposit market rates in September 2026, overall average replacement rates for maturing time deposits originated through our retail branch system are likely to be approximately 3.10 - 3.50%, depending on term. Brokered time deposit rates were generally significantly above 4.00% at September 30, 2026.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% in December 2015, the FRB had last changed interest rates in December 2008. The FRB also implemented rate increases of 0.25% on eight additional occasions between December 2016 and December 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2021, the Federal Funds rate was 0.25%. In 2022, the FRB implemented rate increases of 0.25%, 0.50%, 0.75%, 0.75%, 0.75%, 0.75% and 0.50% in March, May, June, July, September, November and December 2022, respectively. At December 31, 2022, the Federal Funds rate was 4.50%. In 2023, the FRB implemented rate increases of 0.25%, 0.25%, 0.25% and 0.25% in February, March, May and July 2023, respectively. At December 31, 2023, the Federal Funds rate was 5.50%. In 2024, the FRB implemented rate decreases of 0.50%, 0.25% and 0.25% in September, November, and December, respectively. At December 31, 2024, the Federal Funds rate was 4.50%. In 2025, the FRB implemented rate decreases of 0.25% in each of September, October, and December 2025, respectively. At December 31, 2025, the Federal Funds rate was 3.75%. In 2026, the FRB implemented a rate increase of 0.25% in September 2026. At September 30, 2026, the Federal Funds rate was 4.00%. Financial markets expect the Federal Funds interest rate to remain steady or to increase modestly by the end of 2026, with additional rate increases currently expected in 2027.

Great Southern’s loan portfolio includes loans ($1.69 billion at September 30, 2026) tied to various SOFR indexes that will be subject to adjustment at least once within 90 days after September 30, 2026. Nearly all of these loans have interest rate floors at various rates. Great Southern also has a portfolio of loans ($579.6 million at September 30, 2026) tied to a “prime rate” of interest that will adjust immediately or within 90 days of a change to the “prime rate” of interest. Nearly all of these loans had interest rate floors at various rates. At September 30, 2026, nearly all of these SOFR and “prime rate” loans had fully indexed rates that were at or above their floor rate and in most cases well above the floor rate.

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

In order to manage its assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, Great Southern has focused its strategies on originating loans with adjustable rates or loans with fixed rates that mature in less than five years and managing its deposits and borrowings to establish stable relationships with both retail customers and wholesale funding sources.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2026, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2026, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. This program will become effective upon completion of the repurchase program authorized in April 2025. At the time the Company’s board of directors authorized the new plan, there were 82,177 shares remaining available to purchase under the existing plan.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2026.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

July 1, 2026 – July 31, 2026	6,832	$77.76	6,832	297,350
August 1, 2026 – August 31, 2026	72,380	79.61	72,380	224,970
September 1, 2026 – September 30, 2026	80,000	78.95	80,000	144,970
	159,212	$79.20	159,212
(1)	Amount represents the number of shares available to be repurchased as of the last calendar day of the month shown.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: November 6, 2026	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)